Form 10-K
period 1993-12-31
RESORTS INTERNATIONAL INC
filed 1994-03-18
CIK 83394

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993

                                  OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               _____________   ____________

Commission File No. 1-4748

                      RESORTS INTERNATIONAL, INC.
_______________________________________________________________________
        (Exact name of registrant as specified in its charter)

           DELAWARE                                      59-0763055
_______________________________                     ___________________
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

1133 Boardwalk, Atlantic City, New Jersey                     08401
_________________________________________                ______________
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  609-344-6000

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
      Title of Each Class                         on Which Registered
__________________________________              _______________________
Series A Senior Secured Redeemable              American Stock Exchange
   Notes
Series B Senior Secured Redeemable              American Stock Exchange
   Notes
First Mortgage Non-Recourse                     American Stock Exchange
   Pass-Through Notes
Common Stock                                    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
_______________________________________________________________________
                             - continued -




         Exhibit Index is presented on pages 105 through 116.


                        Total No. of Pages 118

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes      X         No
                                          ___________       ___________

Based on the closing price on the American Stock Exchange, on February 28, 1994 the aggregate market value of the registrant's common stock held by nonaffiliates was $23,616,000.


   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                   DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                      Yes      X         No
                                          ___________       ___________

As of February 28, 1994 there were 20,157,234 shares of the registrant's common stock outstanding.

                                PART I


ITEM 1. BUSINESS
________________

     (a)  General Development of Business
          _______________________________

     Resorts International, Inc. ("RII") is a holding company which, through its subsidiaries, is principally engaged in the ownership and operation of Merv Griffin's Resorts Casino Hotel ("Resorts Casino Hotel") in Atlantic City, New Jersey, and the Paradise Island Resort & Casino, the Ocean Club Golf & Tennis Resort and the Paradise Paradise Beach Resort, all located on Paradise Island, The Bahamas. RII was incorporated in Delaware in 1958. The term "Company" as used herein includes RII and/or one or more of its subsidiaries as the context may require.

     In Atlantic City, the Company owns and operates the Resorts Casino Hotel, which has approximately 670 guest rooms, a 60,000 square foot casino, an 8,000 square foot racetrack simulcast betting and poker area and related facilities, located on the Boardwalk. Pursuant to a major capital improvements program that began in 1989, virtually all guest rooms and public areas at the Resorts Casino Hotel have been refurbished. See "(c) Narrative Description of Business - Atlantic City - Capital Improvements" below, and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     Approximately 10 acres of Boardwalk property owned by the Company is leased to Atlantic City Showboat, Inc. ("ACS") under a 99-year net lease (the "Showboat Lease"). All lease payments due under the Showboat Lease directly service the Company's interest obligations under the Showboat Notes described under "(c) Narrative Description of Business - Atlantic City - Showboat Lease" below. The leased acreage is the site of the Showboat Casino Hotel (the "Showboat") which is operated by ACS. The Company also owns other real estate in the Atlantic City area, most of which consists of vacant land.

     Casino operations in Atlantic City are conducted under a casino license which is subject to periodic review and renewal by action of the New Jersey Casino Control Commission (the "Casino Control Commission"). The Company's current license was renewed in February 1994 through January 31, 1996 and is subject to certain financial reporting and other conditions. See "Regulation and Gaming Taxes and Fees - New Jersey" under "(c) Narrative Description of Business" below.

     On Paradise Island, the Company operates a 30,000 square foot casino and owns and operates resort and hotel facilities that include a total of 1,357 guest rooms and related amenities. The Company owns substantial undeveloped real estate in The Bahamas in addition to its operating properties. See "Restructuring of Series Notes" below for a description of a proposed restructuring (the "Restructuring") which includes the disposition of the Company's Paradise Island operations and properties.

     Casino operations in The Bahamas are conducted under a casino license which is subject to periodic review and renewal by the Gaming Board of the Commonwealth of The Bahamas. The Company's current license is subject to various conditions. See "Regulation and Gaming Taxes and Fees - The Bahamas" under "(c) Narrative Description of Business" below.

Restructuring of Series Notes
_____________________________

     Background
     __________

     The outstanding principal amount of RII's Senior Secured
Redeemable Notes due April 15, 1994 (the "Series Notes") is
$481,907,000. Including the interest due on the maturity date of approximately $36,000,000, RII's total obligation at maturity will amount to approximately $518,000,000.

     The Company's ability to pay the principal balance due on the Series Notes at maturity was premised on certain assumptions included in RII's 1990 plan of reorganization (the "Old Plan"), the most significant of which was the Company's ability to sell its Paradise Island assets by December 31, 1991 at a price ranging from $250,000,000 to $300,000,000. Other assumptions included the Company's ability to generate substantial excess cash flow from its operations and the Company's ability to sell its non-operating real estate holdings in Atlantic City at acceptable prices. However, the recession in the United States, and more specifically in the northeast sector, the acute competition in Atlantic City and The Bahamas, the unexpected increase in competition from other jurisdictions, the unforeseen difficulty in selling the Paradise Island assets at the projected price, and the adverse impact of the conflict in the Persian Gulf in early 1991 on transportation and tourism, all adversely affected the Company's ability to realize the assumptions in the Old Plan.

     Although the Company did not discontinue its efforts to sell the Paradise Island assets, it experienced a very limited amount of interest by prospective purchasers. The only offer the Company received for its Paradise Island assets prior to the Restructuring described below was made in August 1991. That offer would have netted the Company approximately $150,000,000 if the transaction had been consummated. This amount was inadequate to retire sufficient Series Notes at par so as to permit the Company's then remaining Atlantic City operations to service the debt that would have remained outstanding. Subsequent discussions with the prospective purchaser did not lead to a definitive agreement, and the discussions terminated in early 1992.

     As the possibilities of a sale of the Paradise Island assets at other than a depressed price diminished and the Company was unable to generate substantial excess cash flow from its operations, the principal amount of the Series Notes (originally $325,000,000) increased due to a payment-in-kind ("PIK") interest feature of the Series Notes, which allowed the Company to satisfy interest obligations on its Series Notes by the issuance of additional Series Notes in lieu of making cash interest payments. Thus, it became evident that in order for the Company to reduce its debt to a level that could be supported by the cash flow reasonably anticipated on a continuing basis, it had to develop financial alternatives other than, or in conjunction with, a sale of its Paradise Island assets. The Company has been working with its financial advisers on developing and analyzing financial alternatives, as well as developing a long-term financial plan, since late 1991. In this connection, management of the Company, with the assistance of its legal and financial advisers, commenced discussions with representatives of major holders of Series

Notes in the summer of 1992 in an effort to reach an agreement as to the terms of a possible restructuring of the Series Notes. This process resulted in the Restructuring described below.

     Restructuring
     _____________

     On October 25, 1993 RII and three of its subsidiaries, Resorts International Hotel, Inc. ("RIH"), Resorts International Hotel Financing, Inc. ("RIHF") and P.I. Resorts Limited ("PIRL"), filed a Form S-4 Registration Statement (No. 33-50733) with the Securities and Exchange Commission. This Registration Statement describes in detail the Restructuring which RII and GGRI, Inc. ("GGRI"), RII's subsidiary which guaranteed the Series Notes, propose to accomplish through a joint plan of reorganization (the "Plan") which was proposed and for which acceptances were solicited before commencing cases under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code").
This process is known as a "prepackaged bankruptcy." On February 1, 1994, after certain amendments, the Registration Statement was declared effective. On February 5, 1994 the solicitation of acceptances of the Plan commenced with the mailing of the Information Statement/Prospectus for Solicitation of Votes on Prepackaged Plan of Reorganization, ballots and other materials to holders of Series Notes, RII's common stock (the "RII Common Stock") and stock options (the "1990 Stock Options") issued pursuant to the RII Senior Management Stock Option Plan (the "1990 Stock Option Plan"). Holders of Series Notes, RII Common Stock and 1990 Stock Options as of January 10, 1994 (the "Voting Record Date") were entitled to vote on the Plan. The solicitation period ended on March 15, 1994.

     The Plan is the result of extensive negotiations among RII, Fidelity Management & Research Company ("Fidelity") and TCW Special Credits ("TCW"). Fidelity and TCW separately advise and manage various funds and accounts that as of the Voting Record Date held in the aggregate approximately 64% of the outstanding principal amount of Series Notes. In addition, RII, Fidelity and TCW held discussions with Sun International Investments Limited ("SIIL"), an unaffiliated company, regarding the purchase of a 60% interest in the Company's Paradise Island assets (the "SIHL Sale") through a subsidiary of SIIL, Sun International Hotels Limited ("SIHL"), formed for that purpose.

     The Restructuring contemplates, among other things, the exchange of the Series Notes for: (i) $125,000,000 principal amount of 11% Mortgage Notes due 2003 (the "RIHF Mortgage Notes") to be issued by RIHF and guaranteed by RIH, RII's subsidiary that owns and operates the Resorts Casino Hotel; (ii) $35,000,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "RIHF Junior Mortgage Notes") to be issued by RIHF and guaranteed by RIH; (iii) 40% of the RII Common Stock on a fully diluted basis (excluding 1990 Stock Options and options to be issued under a newly proposed stock option plan (the "1994 Stock Option Plan")); (iv) either (a) $65,000,000 in cash, plus interest at an annual rate of 7.5% from January 1, 1994 through the closing date of the SIHL Sale, plus 40% of the capital stock of SIHL, representing the consideration received from the proposed SIHL Sale, or, if the SIHL Sale is not consummated, (b) 100% of the equity of PIRL, which was recently formed to be a holding company in the event of the spin-off (the "PIRL Spin-Off") of 100% of the equity of RII's Bahamian subsidiaries and, through subsidiaries, the assets of RII and certain of its domestic subsidiaries which support the Company's Bahamian operations, and related liabilities; (v) the Company's Excess

Cash, as defined in the Plan, which is estimated to be at least $30,000,000 and (vi) rights to receive distributions estimated to be approximately $2,500,000 in respect of units of beneficial interest (the "Litigation Trust Units") owned by RII in a litigation trust (the "Litigation Trust") established pursuant to the Old Plan to pursue certain claims against Donald Trump and certain of his affiliates.

     Each $1,000 principal amount of RIHF Junior Mortgage Notes is to be issued as part of a unit with one share of RII Class B Common Stock (the "RII Class B Stock") and may not be transferred separately from such share of RII Class B Stock. Holders of the RII Class B Stock are to have certain voting rights only with respect to the election of directors and are not to participate in any dividends which may be declared by RII's Board of Directors. Holders of RII Class B Stock will be entitled to elect one-third of RII's Board of Directors unless on more than six occasions RIHF either makes PIK interest payments or fails to make interest payments on the RIHF Junior Mortgage Notes (the "Class B Triggering Event"). Upon the occurrence of the Class B Triggering Event, holders of RII Class B Stock will be entitled to elect the majority of RII's Board of Directors. RIHF may only make PIK interest payments under certain circumstances provided for in the indenture for the RIHF Junior Mortgage Notes.

     The Restructuring also provides for certain funds or accounts managed by Fidelity to enter into a senior credit facility with RIHF (the "RIHF Senior Facility") which will allow RIHF to borrow up to $20,000,000 through the issuance of notes. The RIHF Senior Facility is to be available for a single borrowing during the one-year period from the date the Plan becomes effective (the "Effective Date"). Notes issued pursuant to the RIHF Senior Facility will bear interest at 11% per year and mature in 2002.

     The following transactions, among others, are also to be effected in connection with the Restructuring: (i) the initial post-Restructuring directors of RII will be named to the RII Board of Directors (see "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT"); (ii) RII will issue warrants to purchase 10% of RII Common Stock on a fully diluted basis (the "Griffin Warrants"), to The Griffin Group, Inc. (the "Griffin Group"), a company controlled by Merv Griffin, the Chairman of the Board of RII (see "Transactions with Management and Others - Griffin Services Agreement" under "ITEM 11. EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation") and (iii) the 1990 Stock Option Plan will be terminated, though existing holders of 1990 Stock Options will retain their options, and the 1994 Stock Option Plan, which will allow for the granting of options to purchase up to 5% of the outstanding RII Common Stock, will be implemented.

     Consummation of the Plan is subject to a number of conditions including, but not limited to, confirmation by the Bankruptcy Court and receipt of required regulatory approvals of the Casino Control Commission and the Government of The Bahamas.

     For the Plan to be confirmed by the Bankruptcy Court, the Plan must comply with various requirements of the Bankruptcy Code. Also, to confirm the Plan on a consensual basis, acceptances must be received from (i) holders of Series Notes constituting at least 66 2/3% in principal amount and more than 50% in number of those voting and (ii) at least 66 2/3% each of RII Common Stock and 1990 Stock Options voted. In addition to the vote required by the Bankruptcy Code, a condition to confirmation of the Plan is the entry of an order declaring that certain security documents (the "Security Documents") under which the liens on the property securing the Series Notes were granted or created shall be deemed released and terminated. To effectuate such termination and release consensually, the record holders of at least 66 2/3% in aggregate principal amount of the outstanding Series Notes and the record holders of at least a majority in aggregate principal amount of each series of the Series Notes must consent to the termination of the Security Documents. There are several other conditions to confirmation of the Plan which, subject to the approval of Fidelity and TCW (in certain circumstances), may be waived by RII and GGRI.

     The solicitation agent has advised the Company that it has received the requisite acceptances for confirmation of the Plan and sufficient consents to release the Security Documents. The Company intends to proceed with the filing of its prepackaged bankruptcy cases; however, there can be no assurance as to whether or when the Restructuring will be effected, or that any restructuring that may ultimately be consummated will be on terms similar to those of the Restructuring.

     Event of Default
     ________________

     As of September 30, 1993 RII was not in compliance with its covenant contained in the indenture for the Series Notes (the "Series
Note Indenture") to maintain a Tangible Net Worth, as defined in the Series Note Indenture, of at least $50,000,000. Since that date RII's Tangible Net Worth has continued to decline. On February 2, 1994, 30 days after receiving notice of such default from the trustee for the Series Notes (the "Series Note Trustee"), this default became an Event of Default. Upon the occurrence of an Event of Default, the Series Note Trustee may accelerate the maturity of the Series Notes by declaring all unpaid principal of and accrued interest on the Series Notes due and payable or may foreclose upon the collateral securing the Series Notes. In addition, the holders of 40% in principal amount of the Series Notes then outstanding may require the Series Note Trustee to accelerate the maturity of the Series Notes.

     If the Series Note Trustee accelerates the maturity of the Series Notes or forecloses upon the collateral securing the Series Notes, RII and GGRI, as guarantor of the Series Notes, and certain of their subsidiaries whose assets are pledged to secure the Series Notes (including RIH and Resorts International (Bahamas) 1984 Limited ("RIB"), RII's indirect subsidiary, which together with its subsidiaries owns and operates the Company's Bahamian properties) would be forced to seek immediate protection under the Bankruptcy Code. If such events occur, there can be no assurance that the Restructuring would be implemented, that a reorganization of RII and GGRI rather than a liquidation would occur or that any reorganization that might occur would be on terms as favorable to the holders of Series Notes and holders of RII Common Stock as the terms of the Plan.

     (b)  Financial Information about Industry Segments
          _____________________________________________

     The information called for by this item is incorporated by reference to the tables entitled "Revenues," "Contribution to

Consolidated Loss Before Income Taxes" and "Identifiable Assets,
Depreciation and Capital Additions" in "ITEM 7.  MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS."

     (c)  Narrative Description of Business
          _________________________________

Atlantic City
_____________

     Gaming Facilities
     _________________

     The Resorts Casino Hotel has a 60,000 square foot casino and a racetrack simulcast betting and poker area of approximately 8,000 square feet. At December 31, 1993, these gaming areas contained 50 blackjack tables, 25 poker tables, 13 dice tables, 10 roulette tables, 2 baccarat tables, 2 mini-baccarat tables, 2 pai gow poker tables, 1 big six wheel, 1 sic bo table, 1,916 slot machines and nine betting windows and customer-operated terminals for race book. As described below under "Capital Improvements," the casino and hotel facilities at the Resorts Casino Hotel have undergone extensive renovation and remodeling pursuant to a major capital improvements program.

     During 1993, the Company had total gaming revenues from its Atlantic City casino of $244,116,000. This compares to total gross win of $233,780,000 for 1992 and $218,881,000 for 1991. For 1993 this amount includes simulcast commissions and poker revenue totaling $5,745,000; the Company has offered simulcast betting and poker since June 28, 1993.

     Casino gaming in Atlantic City is highly competitive and is strictly regulated under the New Jersey Casino Control Act and regulations promulgated thereunder ("Casino Control Act"), which affect virtually all aspects of the Company's Atlantic City casino operations. See "Competition" and "Regulation and Gaming Taxes and Fees - New Jersey" below.

     Resort and Hotel Facilities
     ___________________________

     The Resorts Casino Hotel commenced operations in May 1978 and was the first casino/hotel opened in Atlantic City. This was accomplished by the conversion of the former Haddon Hall Hotel, a classic hotel structure originally built in the early 1900's, into a casino/hotel. It is situated on approximately seven acres of land with approximately 310 feet of Boardwalk frontage overlooking the Atlantic Ocean. The Resorts Casino Hotel consists of two hotel towers, the 15-story East Tower and the nine-story North Tower. In addition to the casino facilities described above, the casino/hotel complex includes approximately 670 guest rooms and suites, the 1,400-seat Superstar Theatre, eight restaurants, two cocktail and entertainment lounges, a new VIP slot and table player lounge, an indoor swimming pool and health club, and retail stores. The complex also has approximately 50,000 square feet of convention facilities, including eight large meeting rooms and a 16,000 square foot ballroom.

     The Company owns a garage that is connected to the Resorts Casino Hotel by a covered walkway. This garage is used for patrons' self parking and accommodates approximately 700 vehicles. The Company also offers valet parking at nearby, uncovered leased lots that provide space for approximately 600 cars and has an additional leased lot which provides self-parking for approximately 200 cars.

     Consistent with industry practice, the Company reserves a portion of its hotel rooms and suites as complimentary accommodations for high-level casino wagerers. For 1993, 1992 and 1991 the average occupancy rates, including complimentary rooms which were primarily provided to casino patrons, were 92%, 93% and 90%, respectively. The average occupancy rate and weighted average daily room rental, excluding complimentary rooms, were 47% and $62, respectively, for 1993. This compares with 57% and $61, respectively, for 1992, and 51% and $67, respectively, for 1991.

     Capital Improvements
     ____________________

     The Company has pursued a major capital improvements program since 1989 in order to compete more effectively in the Atlantic City market. During these five years capital additions at Resorts Casino Hotel exceeded $100,000,000. In 1993 the Company converted certain back-of-the-house space into a simulcast facility, which houses nine betting windows and customer-operated terminals and approximately 80 seats for simulcast betting operations, as well as 25 poker tables, various other table games and a bar with food service. Also, certain casino renovations were completed, 280 slot machines were purchased, most of which replaced older models, and the new VIP slot and table player lounge, "Club Griffin," opened. In addition, guest room refurbishments continued and a new centralized mobile communications system was installed. During the years 1989 through 1992 improvements included refurbishment of rooms in both the East Tower and the North Tower, casino renovations, purchase of new slot machines and gaming equipment, conversion of the parking garage from valet to self-parking, restaurant remodeling and upgrading, renovation of public areas, installation of new computer equipment and management information systems, as well as improvements to the infrastructure such as elevators, air conditioning, and exterior renovations and painting. With the completion of the capital improvements program in 1993, management expects capital expenditures in 1994 to decline to approximately $12,000,000 which will be primarily for maintenance of existing facilities.

     Marketing
     _________

     The Company continues to take advantage of the celebrity status of Merv Griffin, who is actively engaged in the marketing of the Resorts Casino Hotel. Mr. Griffin, who is Chairman of the Board of RII, is featured in television commercials and in print advertisements. Mr. Griffin also produced live at the Resorts Casino Hotel "Merv Griffin's New Year's Eve Special 1993" which was broadcast nationwide. Mr. Griffin is to continue to participate in the operations and marketing of the Resorts Casino Hotel through the term of a License and Services Agreement described in "Transactions with Management and Others - Griffin Services Agreement" under "ITEM 11. EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation."

     The Company's marketing strategy is designed to enhance the appeal of the Resorts Casino Hotel to the mid and premium-level slot and table game players. For slot players, in 1993 the Company (i) introduced a new "cash-back" program which rewards players with cash refunds or complimentaries based on their volume of play; (ii) expanded and upgraded "Hollywood Hills," its high-limit slot area; and (iii) opened a VIP slot and table player lounge, "Club Griffin." Also, in an effort to attract mid and premium table game players, the Company has established customer development teams to increase opportunities in this market area. The entertainment product has also been modified to attract the mid and premium players through increased booking of star headliners and, in 1993, changing the revue show more frequently than in prior years.

     New Convention Center
     _____________________

     In January 1992, the State of New Jersey enacted legislation that authorized a financing plan for the construction of a new convention center to be located on a 30-acre site next to the Atlantic City train station at the base of the Atlantic City Expressway. The Company understands that the new convention center will have 500,000 square feet of exhibit space and an additional 104,200 square feet of meeting rooms. Construction of the new convention center began in early 1993 and it is scheduled to be completed in the fall of 1996.

     The convention center is part of a broader plan that includes an additional expansion of the Atlantic City International Airport and other improvements in Atlantic City. Officials have commented upon the need for improved commercial air service into Atlantic City as a factor in the success of the proposed convention center. See further discussion under "Transportation Facilities" below. Also, in order to spur construction of new hotel rooms and renovation of substandard hotel rooms into deluxe accommodations to support the new convention center, certain funds have been set aside by the Casino Reinvestment Development Authority (the "CRDA"), a public authority created under the Casino Control Act, to aid in financing such projects. Ten casino/hotels have filed proposals to obtain financing for such projects; however, plans for these projects are considered preliminary.

     Although these developments are viewed as positive and favorable to the future prospects of the Atlantic City gaming industry, the Company, at this point, can make no representations as to whether, or to what extent, its operations may be improved by the completion of the new convention center, the proposed airport expansion projects and the proposed increase in number of hotel rooms in the area.

     Transportation Facilities
     _________________________

     The lack of an adequate transportation infrastructure in the Atlantic City area continues to negatively affect the industry's ability to attract patrons from outside a core geographic area. In 1989 the terminal at the Atlantic City International Airport (located approximately 12 miles from Atlantic City) was expanded to handle additional air carriers and large passenger jets, but scheduled service to that airport from major cities by national air carriers
remains extremely limited.   Also, in 1989 Amtrak express rail service
to Atlantic City commenced from Philadelphia, New York, Washington and other major cities in the northeast. This was expected to improve access to Atlantic City and expand the geographic size of the Atlantic City casino industry's marketing base. However, there has been no significant change in the industry's marketing base or in the principal means of transportation to Atlantic City, which continues to be automobile and bus. The resulting geographic limitations and traffic congestion have restricted Atlantic City's growth as a major destination resort. However, the Company understands that the South Jersey Transportation Authority has begun work on a comprehensive master plan for the future development of the airport which plan is expected to be completed in 1994. Plans for expansion that would approximately double the size of the existing passenger terminal have already been announced. The Company understands that construction of this project is to commence in the spring of 1994 and its completion is scheduled for late in the summer of 1995.

     The Company continues to utilize day-trip bus programs. A non-exclusive easement enables the Resorts Casino Hotel to utilize a bus tunnel under the adjacent Trump Taj Mahal Casino-Resort (the "Taj Mahal"), which connects Pennsylvania and Virginia Avenues, and a service road exit from the bus tunnel. This reduces congestion around the Pennsylvania Avenue bus entrance to the Resorts Casino Hotel. To comfortably accommodate its bus patrons, the Company has a waiting facility which is located indoors, adjacent to the casino, and offers various amenities.

     Competition
     ___________

     Competition in the Atlantic City casino/hotel industry is intense. Casino/hotels compete primarily on the basis of promotional allowances, entertainment, advertising, services provided to patrons, caliber of personnel, attractiveness of the hotel and casino areas and related amenities, and parking facilities. The Resorts Casino Hotel competes directly with 11 casino/hotels in Atlantic City which, in the aggregate, contain approximately 786,000 square feet of gaming area, including simulcast betting and poker rooms, and 8,700 hotel rooms. The total amount of gaming area of these competing properties is expected to increase as the Showboat has announced plans for a sizable addition to its casino gaming floor and certain other casino/hotels are expected to add simulcasting rooms which are permitted to house other authorized table games. Unlike casino gaming floor area, which is regulated based on the number of guest rooms at a particular property, the size of simulcasting rooms is not limited.

     The Resorts Casino Hotel is located at the eastern end of the Boardwalk adjacent to the Taj Mahal, which is next to the Showboat. These three properties have a total of more than 2,400 hotel rooms and approximately 278,000 square feet of gaming space in close proximity to each other. A 28-foot wide enclosed pedestrian bridge between the Resorts Casino Hotel and the Taj Mahal allows patrons of both hotels and guests for events being held at the Resorts Casino Hotel and at the Taj Mahal to move between the facilities without exposure to the weather. A similar enclosed pedestrian bridge connects the Showboat to the Taj Mahal, allowing patrons to walk under cover among all three casino/hotels. The remaining nine Atlantic City casino/hotels are located approximately one-half mile to one and one-half miles to the west on the Boardwalk or in the Marina area of Atlantic City.

     All Atlantic City casino/hotels compete for customers with casino/hotels located in Nevada, and in certain foreign resort areas, including The Bahamas, particularly with respect to destination-oriented business, including conventions. The Las Vegas casino/hotel industry benefits from a favorable climate and nearby airport facilities that serve most major domestic carriers.

     Atlantic City casino/hotels also compete with casinos located in other U.S. jurisdictions, particularly those close to New Jersey. Colorado, Illinois, Iowa, Louisiana, Mississippi, Missouri and South Dakota have legalized, and several other states, including Pennsylvania, and the District of Columbia are currently considering legalizing limited land-based and riverboat casino gaming. Additionally, certain gaming operations are conducted or have been proposed on Federal Indian reservations in a number of states. In January 1993, a casino on an Indian reservation located in Connecticut was authorized to operate slot machines and in September 1993 this facility was expanded to house more than 3,000 slot machines. Previously, this casino, which opened in early 1991, was only authorized to conduct table gaming operations. In July 1993 the Oneida Indians opened a casino near Syracuse, New York. In October 1993 approval was granted for the construction of a high stakes gambling casino on the St. Regis Mohawk reservation in New York State near the Canadian border, 50 miles southwest of Montreal. Under New York state law, poker and slot machines currently are not permitted. This rapid expansion of casino gaming, particularly that which has been or may be introduced into jurisdictions in close proximity to Atlantic City, may adversely affect the Company's operations as well as the Atlantic City gaming industry.

     Gaming Credit Policy
     ____________________

     Credit is extended to selected gaming customers primarily in order to compete with other casino/hotels in Atlantic City which also extend credit to customers. Credit play represented 24% of table game volume at the Resorts Casino Hotel in 1993, 23% in 1992 and 24% in 1991. Gaming receivables, net of allowance for uncollectible amounts, were $3,618,000, $4,503,000 and $5,586,000 as of December 31, 1993,
1992 and 1991, respectively. The collectibility of gaming receivables has an effect on results of operations, and management believes that overall collections have been satisfactory. Atlantic City gaming debts are enforceable under the laws of New Jersey and certain other states, although it is not clear whether other states will honor this policy or enforce judgments rendered by the courts of New Jersey with respect to such debts.

     Showboat Lease
     ______________

     The Showboat has approximately 515 guest rooms, a 60-lane bowling center, a 65,000 square foot casino and a 15,000 square foot simulcast betting and poker room. The Showboat is situated on approximately 10 acres which are owned by the Company and leased to ACS pursuant to the Showboat Lease, a 99-year net lease dated October 26, 1983, as amended. The Showboat Lease provided for an initial annual rental, which commenced in March 1987, of $6,340,000, subject to future annual adjustment based upon changes in the consumer price index. The annual rental was $8,118,000 for the 1993 lease year and is expected to approximate $8,300,000 for the 1994 lease year.

     The Company's First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000 (the "Showboat Notes") are secured and serviced by the Showboat Lease, and all lease payments are made to the Indenture Trustee for the Showboat Notes to meet the Company's interest obligations under those notes. See Note 11 of Notes to Consolidated Financial Statements.

     The Showboat Lease provides that if, under New Jersey law, the Company is prohibited from acting as lessor, including any finding by the Casino Control Commission that the Company is unsuitable, the Company must appoint a trustee, acceptable to the Casino Control Commission, to act for the Company and collect all lease payments on the Company's behalf. In that event, the trustee also must proceed to sell the Company's interest in the Showboat Lease and the leased property to a buyer qualified to act as lessor. The net proceeds of any such sale, together with any unremitted rentals, would be paid to the Company. Also, if the Company is no longer able to act as a lessor, as aforesaid, ACS would have an option to acquire ownership of the 10 acres leased from the Company. The option would be exercisable during a period of not more than three months. The purchase price would be an amount equal to the greater of $66,000,000 or the fair market value of the leased acreage, as defined, but in no event may the purchase price be more than 11 times the rent being paid by ACS in the year in which the option may become effective. If the fair market value is not ascertained within the time required by the Casino Control Commission, then the purchase price would be the lesser of $66,000,000 or 11 times the rent being paid by ACS in the year the option may become effective. In the event of any sale of the leased property under the circumstances described above, the disposition of the proceeds of such sale would be governed by the indenture for the Showboat Notes.

     Under the Casino Control Act, both the Company and ACS, because of their lessor-lessee relationship, are jointly and severally liable for the acts of the other with respect to any violations of the Casino Control Act by the other. In order to limit the potential liability that could result from this provision, ACS, its parent, Ocean Showboat, Inc., and the Company have entered into an indemnity agreement pursuant to which they agree to indemnify each other from all liabilities and losses which may arise as a result of acts of the other party that violate the Casino Control Act. The Casino Control Commission could determine, however, that the party seeking indemnification is not entitled to, or is barred from, such indemnification.

     Other Properties
     ________________

     The Company owns in the aggregate approximately 90 acres of land in Atlantic City at various sites which could be developed and are available for sale. This acreage primarily consists of vacant land in Great Island, Rum Point, the marina area and waterfront parcels in the inlet section. See "ITEM 2. Properties."

The Bahamas
___________

     General
     _______

     The Company, through Bahamian subsidiaries, owns and operates a major destination resort on Paradise Island, The Bahamas. The Company's facilities consist of three hotel complexes: The Paradise Island Resort & Casino; the Ocean Club Golf & Tennis Resort; and the Paradise Paradise Beach Resort. The Paradise Island Resort & Casino includes two hotel towers totalling 1,186 guest rooms, the 30,000 square foot Paradise Island casino and related facilities. The Ocean Club Golf & Tennis Resort is an exclusive 71-room hotel with premium room rates. The Paradise Paradise Beach Resort is a 100-room hotel complex that offers more moderately priced accommodations. The

Company also owns and operates convention facilities, shops, restaurants, bars and lounges, an 18-hole golf course, tennis courts and swimming pools. It owns approximately six miles of beach and water frontage and other resort facilities on Paradise Island. Its holdings on Paradise Island, including undeveloped real estate, represent 562 acres, or almost 70% of the acreage of the entire island. The Restructuring contemplates the disposition of the Paradise Island operations.

     Since 1990, given the Company's intention to sell its Paradise Island assets and in light of the operating performance of those properties (see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"), capital expenditures there were essentially limited to maintenance of existing facilities. It is anticipated that capital expenditures by the Company in 1994 will also be limited to maintenance projects.

     Paradise Island is part of the Commonwealth of The Bahamas. It is situated immediately across Nassau Harbour, north of the capital city of Nassau, New Providence Island, and is connected to Nassau by a two-lane toll bridge and ferry boat service. The entire island is 5.5 miles in length, two-thirds of a mile wide at its widest point, and totals 826 acres.

     Paradise Island Casino
     ______________________

     The Paradise Island casino is the center of the Paradise Island Resort & Casino complex. It is connected by arcades with shops to the 682-room Britannia Towers and the 504-room Paradise Towers. The one-story and part-mezzanine casino building situated between the two hotel towers contains nearly 165,000 square feet, including the 30,000 square foot casino gaming area. It also houses several restaurants and bars; the Le Cabaret Theatre, which also serves meals; a central commissary; employee cafeteria; shops; and casino offices.

     At December 31, 1993, the Paradise Island casino gaming area contained 58 blackjack tables, 10 dice tables, 10 roulette tables, 6 poker tables, 2 big six wheels, 2 baccarat tables and 800 slot machines. During 1993, the Company's Paradise Island casino had a total gross gaming win of $62,943,000, compared to $66,120,000 and $61,003,000 in 1992 and 1991, respectively.

     Paradise Island Resort and Hotel Facilities
     ___________________________________________

     The Company's resort and hotel facilities on Paradise Island include the Paradise Island Resort & Casino, the Ocean Club Golf & Tennis Resort and the Paradise Paradise Beach Resort, with a total of 1,357 guest rooms, suites and villas, 15 restaurants, 13 bars and lounges, 21 tennis courts, 4 swimming pools, an 18-hole golf course, approximately six miles of beach and water frontage, and other resort facilities and land holdings.

     The Paradise Island Resort & Casino is the largest hotel complex in The Bahamas. It includes a 1,186-room hotel and casino complex with two swimming pools, restaurants, lounges, tennis courts, convention facilities, ocean beach, shops and other resort facilities. This complex includes the 682-room Britannia Towers and the 504-room Paradise Towers. The total floor area of the two hotel towers, villas, casino and restaurants exceeds 1,000,000 square feet.

     The Ocean Club Golf & Tennis Resort is an exclusive, luxury resort facility geared toward the affluent visitor. The complex comprises 71 guest rooms including villas and cabanas, an 18-hole golf course, tennis courts, a swimming pool, ocean beach and dining and cocktail facilities.

     The Paradise Paradise Beach Resort includes 100 guest rooms, a restaurant, lounge, swimming pool and ocean beach. The complex attracts value-conscious tourists.

     Consistent with industry practice, the Company reserves a portion of its hotel rooms and suites as complimentary accommodations for high-level wagerers. During 1993, 1992 and 1991 the average occupancy rates, including complimentary rooms which were primarily provided to casino patrons, were 65%, 68% and 71%, respectively. The average occupancy rate and weighted average daily room rental, excluding complimentary rooms, were 50% and $111, respectively, for 1993. This compares with 54% and $108, respectively, for 1992, and 58% and $111, respectively, for 1991.

     Marketing
     _________

     The Company's marketing strategy for the Paradise Island properties continues to focus on the casino rather than primarily promoting the hotels and related amenities. Through direct mailings to those known to be casino players, both in the United States and abroad, and increased casino promotional activities, the Company hopes to attract more casino customers to Paradise Island. Also, in an effort to attract the large number of families arriving in Nassau on cruise ships, the Company has begun promoting its "Camp Paradise," which offers supervised activities for children. In addition, the Paradise Island complex has well established ties with numerous tour and travel wholesalers, as well as many repeat patrons.

     Merv Griffin is involved in the development of marketing campaigns promoting the Paradise Island facilities. During December 1993, Merv Griffin hosted his fifth annual "Star Sports Spectacular" which featured celebrities from the entertainment and sports fields who participated with the Company's casino guests in golf and tennis tournaments. It is expected that Merv Griffin will not be associated with the promotion of Paradise Island subsequent to the Restructuring. See "Competition" below for information regarding the Company's competitive position in The Bahamas.

     Transportation Facilities
     _________________________

     Airline Transportation.  Several major airlines provide regularly
     ______________________
scheduled service to Nassau International Airport. In March 1993 Jet Shuttle began a new air shuttle service between Miami and Nassau. In November 1993 a new Bahamian carrier, Trinity Air, began offering flights between Nassau and south Florida. Also, from mid-November 1993 through early January 1994, Bahamasair, the national air carrier of The Bahamas, changed the aircraft used for its south Florida-Nassau flights to jets with a larger seating capacity. Although this resulted in increased capacity during the fourth quarter of 1993, in recent years overall air transportation to Nassau has been reduced significantly. This has resulted from the failure of certain major United States air carriers, financial difficulties experienced by

Bahamasair as well as the economic recession, particularly in the northeastern United States. The reduction in airline service to Nassau has adversely affected the Company's Bahamian operations.

     Most patrons arriving by air use the Nassau International Airport. However, the Company also owns and operates a short takeoff and landing ("STOL") airport facility, including a 3,000-foot runway, airport terminal and customs building, situated on 63 acres of land located at the southeast corner of Paradise Island. Paradise Island Airlines, Inc. ("PIA"), a subsidiary of RII, is currently the second largest passenger carrier to The Bahamas. PIA provides scheduled service between Paradise Island and Miami, Ft. Lauderdale and West Palm Beach, Florida and offers a program of casino night flights to and from Ft. Lauderdale, Florida; PIA operates one Company-owned and four leased Dash 7 STOL aircraft. The Restructuring contemplates the disposition of PIA.

     Cruise Ships.  The Company believes that a significant portion of
     ____________
the cruise ship tourists currently docking at New Providence Island visit the Company's facilities on Paradise Island. The Bahamian government operates 11 cruise ship berths in Nassau Harbour.

     Competition
     ___________

     The Company's Paradise Island facilities compete with other hotels and resorts on Paradise Island, elsewhere in The Bahamas, the southeastern United States, the Caribbean and Mexico, as well as cruise ships serving these areas. As new hotels are constructed or new cruise ships are introduced into service in these areas, competition can be expected to increase.

     The Company's properties principally compete with a casino/hotel and resort complex on Cable Beach, New Providence Island, comprised of the Crystal Palace Resort and Casino (the "Crystal Palace"), with 860 guest rooms, a 33,500 square foot casino, a show theatre and other amenities owned by Carnival Cruise Lines, Inc. ("Carnival"), and the Radisson Cable Beach Casino & Golf Resort (the "Radisson") with 679 guest rooms owned by The Hotel Corporation of The Bahamas ("HCB"), a corporation owned by the Government of The Bahamas. Carnival had operated the entire complex prior to February 1992, as until that time Carnival leased the property now known as the Radisson from HCB. In October 1993, Carnival announced that it had signed an agreement in principle to sell an 81% interest in the Crystal Palace complex to a group of German investors. This investor group has announced that it plans to increase the marketing of the Crystal Palace complex in Europe and will invest additional capital in the complex to establish it as a high-end resort destination. Although there can be no assurance that such sale will be completed, an upgraded Crystal Palace complex may adversely affect the Company's operations in The Bahamas. Carnival Air Lines, affiliated with Carnival, provides charter air service from the continental United States to Nassau International Airport.

     In addition to the Crystal Palace casino, the Bahamian government is obligated to facilitate the grant of a casino license to the operators of the Ramada Resort located on the southwestern end of New Providence Island. The Bahamian government is also obligated to support a proposal for the operation of a slot casino at the Radisson resort on Cable Beach.

     There is a total of approximately 7,300 rooms for overnight guests on New Providence Island and Paradise Island combined. Of such rooms, approximately 3,100 are located in hotels on Paradise Island, including 1,357 in hotels owned and operated by the Company. In recent years the Company's Bahamian hotel and casino operations have experienced increased competition from the new, larger cruise ships which have begun serving this area as these cruise ships have effectively provided more available rooms.

     Also, the Company's Paradise Island casino competes with two casinos on Grand Bahama Island, with casinos located on Caribbean islands and, to a lesser extent, with Atlantic City and Las Vegas casino/hotels. Plans for a new casino on Grand Bahama Island have recently been announced.

     Competition among hotels and resort properties is, in general, based upon the attractiveness of the facilities and the relative convenience of available transportation to destinations; the presence of a casino; service; quality and price of rooms, food and beverages; convention facilities; and entertainment. The Company believes that its Paradise Island resort facilities, because of location, variety of hotels and restaurants, beaches, available sports activities and overall quality, compete strongly with other resort properties.

     Certain Arrangements with the Government of The Bahamas
     _______________________________________________________

     The Company, through certain of its Bahamian subsidiaries, and HCB have entered into various agreements, effective in 1978, pursuant to which the Paradise Island casino facility is leased to HCB, and Paradise Enterprises Limited ("PEL"), an indirect subsidiary of RII, is retained by HCB to manage and operate the casino. These agreements, as subsequently amended, are referred to herein as the "Paradise Island Agreements."

     Under the Paradise Island Agreements, the casino facility is leased to HCB at an annual rental of $500,000 and PEL has an exclusive right to manage and operate the casino through December 31, 1997, subject to an annual finding of fitness. The lease of the casino facility was extended to December 31, 1997 by a 1988 letter agreement between RIB and HCB. In consideration of the right to manage and operate the casino and to use the gaming facilities, PEL pays HCB an annual operating fee of $5,000,000 plus 15% of gross revenues from casino gaming in excess of $25,000,000. PEL also pays all gaming taxes. However, pursuant to the Paradise Island Agreements any increase in the rate of gaming tax is to result in a commensurate reduction in the amounts otherwise payable to HCB under the management agreement.

     Pursuant to amendments of PEL's casino license, the Company, among other things, is required to (i) continue its efforts to achieve a prompt sale of its Paradise Island operations to a purchaser satisfactory to the Government of The Bahamas and HCB; (ii) consult with HCB in advance with respect to material aspects of any contemplated disposition of the Paradise Island operations; (iii) provide quarterly reports to HCB describing the progress made by the Company in implementing plans for separating various functions relating to its Bahamian operations from the Company's non-Bahamian operations; (iv) provide to HCB various financial reports; and (v) reimburse the Government of The Bahamas and HCB for legal and advisory fees incurred by them relative to any restructuring of the Company.

     Land and Other Assets
     _____________________

     The Company, through Bahamian subsidiaries, owns 562 acres on Paradise Island. Of such land, 218 acres is not used in the Company's operations and is available for future development. The Company has prepared a master plan for the island, which includes properties available for hotel, commercial, condominium and time-share land use. The Company also owns roads and other land improvements on Paradise Island and a water and sewage system which serves, at stated charges, substantially all facilities on Paradise Island. The water and sewage system is presently operating near full capacity and significant additional development on the island will require expansion of the system. The Company also owns approximately 1,555 acres of undeveloped and 120 acres of partially developed land located on Little Hawksbill Creek, several miles from Freeport, Grand Bahama Island.

     Approval by the Government of The Bahamas is required for foreign ownership of real property in The Bahamas. In addition, any foreign investment in The Bahamas requires exchange control approval by the Central Bank of The Bahamas. No sale of any property located in The Bahamas to non-Bahamian nationals may be completed until such governmental approvals are obtained.

Security Controls
_________________

     Gaming at the Atlantic City and Paradise Island casinos is conducted by Company trained and supervised personnel. Prior to employment in Atlantic City, all casino personnel must be licensed under the Casino Control Act. In The Bahamas all casino personnel must be cleared by the Bahamian Government. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal ties or associations. The Company employs extensive security and internal controls at each of its casinos. Security in both the Atlantic City and Paradise Island casinos utilizes closed circuit video cameras to monitor the casino floor and money counting areas. The count of monies from gaming is observed daily by government representatives at each of the Company's casinos.

Airline Operations
__________________

     The Company's airline operations are entirely conducted by PIA and are described under "The Bahamas - Transportation Facilities" above.

Seasonal Factors
________________

     The Company's business activities are strongly affected by seasonal factors that influence the New Jersey beach and Bahamian tourist trade. Higher revenues and earnings are typically realized from the Company's Atlantic City operations during the middle third of the year and from its operations in The Bahamas during the first quarter of the year.

Employees
_________

     During 1993, the Company had a maximum of approximately 7,400 employees, of whom approximately 4,000 were located in Atlantic City and 3,000 were in The Bahamas. The Company believes that its employee relations are satisfactory, with the exception of the Bahamian union dispute described below.

     In Atlantic City, approximately 1,600 of the Company's employees are represented by unions. Of these employees, approximately 1,300 are represented by the Hotel Employees and Restaurant Employees International Union Local 54, whose contract expires in September 1994. There are several union contracts covering other Atlantic City union employees.

     In The Bahamas, approximately 1,800 of the Company's employees are represented by the Bahamas Catering and Allied Workers Union, whose contract expires in January 1995. In light of the downturn in business being experienced by hotels in the Paradise - New Providence Island area, the Company, along with other affected operators in that area, did not pay wage and pension increases scheduled for January 1993 as they were negotiating with the union for certain concessions under the contract. Since then the union filed claims against the employers and, after attempting to mediate the dispute, the Minister of Labour referred it to arbitrators. The dispute remains unsettled, negotiations among the parties continue and no work interruptions have been experienced.

     In Atlantic City, all of the Company's casino employees must be licensed under the Casino Control Act. Casino employees are subject to more stringent requirements than non-casino employees, including hotel employees who must be registered with the Casino Control Commission. Each casino employee must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training and experience, and New Jersey residency.

     In The Bahamas, all casino employees must also be licensed and all non-Bahamian employees must apply for and receive work permits issued by the Government of The Bahamas. From time to time this requirement has created difficulties in hiring certain skilled non-Bahamian employees. These work permits are generally subject to renewal annually.

Foreign Operations
__________________

     A significant portion of the Company's operating assets are located in The Bahamas. See "(b) Financial Information about Industry Segments." The Company believes that its business experience in The Bahamas has been satisfactory. Changes in applicable taxes, duties, immigration policies, exchange control regulations, policies concerning investments, ownership and transfer of real estate, or legislation could adversely affect the Company. In August 1992 a new Prime Minister was elected in The Bahamas. The former Prime Minister had been in office for 25 years. Management believes that the change in government will favorably impact the tourism industry in The Bahamas over the long term.

     From time to time, Bahamian subsidiaries of the Company have made, and in the future may make, legal political contributions in The Bahamas solely for general goodwill purposes without any understandings or agreements as to the receipt by the Company of any favors, privileges or other special treatment in its dealings with the Government of The Bahamas.

Regulation and Gaming Taxes and Fees
____________________________________

     New Jersey
     __________

     General.  The Company's operations in Atlantic City are subject
     _______
to regulation under the Casino Control Act, which authorizes the establishment of casinos in Atlantic City, provides for licensing, regulation and taxation of casinos and created the Casino Control Commission and the Division of Gaming Enforcement. These bodies administer the Casino Control Act. In general, the provisions of the Casino Control Act concern: the ability, character and financial stability and integrity of casino operators, their officers, directors and employees and others financially interested in a casino; the nature and suitability of hotel and casino facilities, operating methods and conditions; and financial and accounting practices.
Gaming operations are subject to a number of restrictions relating to the rules of games, number of games, credit play, size and facilities of hotel and casino operations, hours of operation, persons who may be employed, companies which may do business with casinos, the maintenance of accounting and cash control procedures, security and other aspects of the business.

     There were significant regulatory changes in 1993 and early 1994. The Casino Control Commission approved poker, which was implemented in the summer of 1993, and keno, which is anticipated to be implemented in the summer of 1994. Also, the Casino Control Act was amended to allow casinos to expand their casino floors before building the requisite number of hotel rooms, subject to approval of the Casino Control Commission. This amendment was designed to encourage hotel room construction by giving casino licensees an incentive and an added ability to generate money to finance hotel construction. Further legislation was passed allowing the Casino Control Commission to approve increasing a casino's gaming space if a licensee rebuilds existing hotel rooms as part of a neighborhood rehabilitation program. Previous law only allowed for casino expansion if a casino built new hotel rooms. In addition, recent legislation allows gamblers to buy casino chips directly with credit cards.

     Casino License.  A casino license is initially issued for a term
     ______________
of one year and must be renewed annually by action of the Casino Control Commission for the first two renewal periods succeeding the initial issuance of a casino license. Thereafter, a casino license is renewed for a period of two years, although the Casino Control Commission may reopen licensing hearings at any time. A license is not transferable and may be conditioned, revoked or suspended at any time upon proper action by the Casino Control Commission. The Casino Control Act also requires an operations certificate which, in effect, has a term coextensive with that of a casino license.

     On February 26, 1979, the Casino Control Commission granted a casino license to RIH for the operation of the Company's Atlantic City casino. In February 1994, RIH's license was renewed until

January 31, 1996. RIH's renewed license is subject to several conditions, including (i) the Company must provide certain periodic reports and immediate notification of certain events related to RII's public debt securities to the Casino Control Commission, (ii) no material changes to the Restructuring may be implemented without prior approval of the Casino Control Commission, (iii) the Company must submit certain financial and other reports relative to the Restructuring and certain other periodic financial reports to the Casino Control Commission, (iv) certain payments from RIH to related parties are subject to prior approval of the Casino Control Commission, (v) if the prepackaged bankruptcy filing is not made, and all elements of the Restructuring have not been reduced to final executed agreements, by March 21, 1994, RIH must have petitioned the Casino Control Commission for an extension of such deadline and (vi) any borrowing under the RIHF Senior Facility is subject to prior approval of the Casino Control Commission.

     Restrictions on Ownership of Equity and Debt Securities.  The
     _______________________________________________________
Casino Control Act imposes certain restrictions upon the ownership of securities issued by a corporation which holds a casino license or is a holding, intermediary or subsidiary company of a corporate licensee (collectively, "holding company"). Among other restrictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporation which holds a casino license is conditional and shall be ineffective if disapproved by the Casino Control Commission. If the Casino Control Commission finds that an individual owner or holder of any securities of a corporate licensee or its holding company must be qualified and is not qualified under the Casino Control Act, the Casino Control Commission has the right to propose any necessary remedial action. In the case of corporate holding companies and affiliates whose securities are publicly traded, the Casino Control Commission may require divestiture of the security held by any disqualified holder who is required to be qualified under the Casino Control Act.

     In the event that entities or persons required to be qualified refuse or fail to qualify and fail to divest themselves of such security interest, the Casino Control Commission has the right to take any necessary action, including the revocation or suspension of the casino license. If any security holder of the licensee or its holding company or affiliate who is required to be qualified is found disqualified, it will be unlawful for the security holder to: (i) receive any dividends or interest upon any such securities; (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities; or (iii) receive any remuneration in any form from the corporate licensee for services rendered or otherwise. The Restated Certificate of Incorporation of RII provides that all securities of RII and any of its subsidiaries are held subject to the condition that if the holder thereof is found to be disqualified by the Casino Control Commission pursuant to provisions of the Casino Control Act, then that holder must dispose of his or her interest in the securities.

     Remedies.  In the event that it is determined that a licensee has
     ________
violated the Casino Control Act, or if a security holder of the licensee required to be qualified is found disqualified but does not dispose of his securities in the licensee or holding company, under certain circumstances the licensee could be subject to fines or have its license suspended or revoked.

     The Casino Control Act provides for the mandatory appointment of a conservator to operate the casino and hotel facility if a license is revoked or not renewed and permits the appointment of a conservator if a license is suspended for a period in excess of 120 days. If a conservator is appointed, the suspended or former licensee is entitled to a "fair rate of return out of net earnings, if any, during the period of the conservatorship, taking into consideration that which amounts to a fair rate of return in the casino or hotel industry."

     Under certain circumstances, upon the revocation of a license or failure to renew, the conservator, after approval by the Casino Control Commission and consultation with the former licensee, may sell, assign, convey or otherwise dispose of all of the property of the casino/hotel. In such cases, the former licensee is entitled to a summary review of such proposed sale by the Casino Control Commission and creditors of the former licensee and other parties in interest are entitled to prior written notice of sale.

     License Fees, Taxes and Investment Obligations.  The Casino
     ______________________________________________
Control Act provides for casino license renewal fees and other fees based upon the cost of maintaining control and regulatory activities, and various work permits and license fees for the various classes of employees. In addition, a licensee is subject annually to a tax of 8% of "gross revenue" (defined under the Casino Control Act as casino win, less provision for uncollectible accounts up to 4% of casino win) and license fees of $500 on each slot machine.

     The following table summarizes, for the periods shown, the fees and taxes assessed upon the Company by the Casino Control Commission.

                                          For the Year
                             _______________________________________
                                1993          1992          1991
                             ___________   ___________   ___________

Gaming tax                   $19,545,000   $18,788,000   $17,384,000
License, investigation,
 inspection and other fees     3,985,000     4,417,000     4,730,000
                             ___________   ___________   ___________

                             $23,530,000   $23,205,000   $22,114,000
                             ___________   ___________   ___________

     The Casino Control Act, as originally adopted, required a licensee to make investments equal to 2% of the licensee's gross revenue (the "investment obligation") for each calendar year, commencing in 1979, in which such gross revenue exceeded its "cumulative investments" (as defined in the Casino Control Act). A licensee had five years from the end of each calendar year to satisfy this investment obligation or become liable for an "alternative tax" in the same amount. In 1984 the New Jersey legislature amended the Casino Control Act so that these provisions now apply only to investment obligations for the years 1979 through 1983. Certain issues have been raised concerning the satisfaction of the Company's investment obligations for the years 1979 through 1983. See Note 15 of Notes to Consolidated Financial Statements for a discussion of these issues.

     Effective for 1984 and subsequent years, the amended Casino Control Act requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee's gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Licensees are required to make quarterly deposits with the CRDA against their current year investment obligations. The Company's investment obligations for the years 1993, 1992 and 1991 amounted to $3,054,000, $2,930,000, and
$2,706,000, respectively, and have been satisfied by deposits made with the CRDA. At December 31, 1993, the Company held $4,873,000 face amount of bonds issued by the CRDA and had $12,946,000 on deposit with the CRDA. The CRDA bonds issued through 1993 have interest rates ranging from 5.8% to 7% and have repayment terms of between 41 and 50 years.

     The Bahamas
     ___________

     Licensing.  PEL is currently licensed to operate the Paradise
     _________
Island casino under The Lotteries and Gaming Act, 1969, as amended (the "Gaming Act"), of the Commonwealth of The Bahamas, which regulates the operation of casinos in The Bahamas. The Gaming Act established a Gaming Board which observes the count of all gaming receipts, prescribes accounting and control procedures and regulates personnel and security matters. Gaming licenses are renewable annually. The Gaming Board also is empowered to revoke or suspend any gaming license if a violation occurs.

     PEL's gaming license is subject to a number of conditions relating to PEL's activities and operations. Under the casino license, PEL and its parent entities are required to observe certain operating requirements and to provide certain financial and other information to the Government of The Bahamas on a continuing basis. See "The Bahamas - Certain Arrangements with the Government of The Bahamas" above.

     License Fees and Taxes.  Currently, the Gaming Act provides for
     ______________________
an annual basic license fee of $200,000 plus a tax of 25% on all gaming win up to $10,000,000, 20% on the next $6,000,000 of win, 10%
on the next $4,000,000 of win, and 5% on all win over $20,000,000, with a minimum tax of $2,000,000 payable each year on gaming win.

     The following table summarizes, for the periods shown, the taxes and fees paid or accrued by the Company under the Gaming Act and the Paradise Island Agreements.

                                           For the Year
                              _______________________________________
                                 1993          1992          1991
                              ___________   ___________   ___________

Gaming tax                    $ 6,237,000   $ 6,411,000   $ 6,153,000
Basic license and operating
 fees                          10,830,000    11,382,000    10,610,000
                              ___________   ___________   ___________

                              $17,067,000   $17,793,000   $16,763,000
                              ___________   ___________   ___________

     (d)  Financial Information about Foreign and Domestic Operations
          ___________________________________________________________
          and Export Sales
          ________________

     See "(b) Financial Information about Industry Segments" and "The Bahamas" and "Foreign Operations" under "(c) Narrative Description of Business" above.

ITEM 2.  PROPERTIES
___________________

     The Company's casino, resort hotel and related properties in Atlantic City and The Bahamas, together with certain other properties, described above under "ITEM 1. BUSINESS," are owned in fee, except for approximately 1.2 acres of the Resorts Casino Hotel site which are leased pursuant to ground leases expiring from 2056 through 2067. RII's office in North Miami, Florida, is located in a three-story building owned by RII. The Restructuring contemplates the dispositon of this office building through either the SIHL Sale or the PIRL Spin-Off.

     The Company's principal properties, including the Resorts Casino Hotel, the Paradise Island Resort & Casino, the Ocean Club Golf & Tennis Resort and the Paradise Paradise Beach Resort (but not the land underlying the Showboat or the Showboat Lease), and, in each case, any additions or improvements to those properties, together with all related furniture, fixtures, machinery and equipment, directly or indirectly comprise the collateral securing the Series Notes. The Showboat Lease, including the land subject to the lease, secures the payment of the Showboat Notes.

Atlantic City - Other Properties
________________________________

     The Company owns various non-operating sites in Atlantic City that could be developed and are available for sale. These sites consist primarily of vacant land in Great Island, Brigantine Island and the marina area, and waterfront parcels in the inlet section. In view of the generally depressed state of the commercial real estate market in Atlantic City and the condition of the economy generally, the Company does not anticipate any significant real estate activity in the foreseeable future.

     RII is the owner of real property located at Brigantine Boulevard on Brigantine Island that consists of approximately 40 acres ("Rum Point"), of which only approximately 17 acres can potentially be developed because the remaining portions constitute wetlands areas and consequently are not available for development. Additional environmental and coastal restrictions apply to the development of Rum Point, though the Company currently is attempting to have the restrictions modified to permit development.

     RII owns in fee an approximately 552 acre parcel located in Atlantic City on Blackhorse Pike (the "Great Island Property"), of which approximately 500 acres are considered to be wetlands. The Company owns in fee an eight acre parcel located in the marina area of Atlantic City immediately adjacent to the Harrah's Casino Hotel. The Company also owns in fee various individual parcels of property located in the area of Atlantic City known as the South Inlet which in the aggregate constitute approximately 10 acres and a parcel of land in Atlantic City consisting of approximately seven acres and a warehouse thereon. The Company is the owner of various additional properties at scattered sites in Atlantic City. Principal among these is the so-called "Trans Expo" site, a 2.3 acre parcel located near the site of the new convention center.

The Bahamas - Other Properties
______________________________

     The Company, through RIB, owns 562 acres on Paradise Island. RIB has prepared a land use master plan for the island. See "The Bahamas

- - Land and Other Assets" under "ITEM 1. BUSINESS - (c) Narrative Description of Business" for a description of the acreage available for development and the preparation of a master plan for Paradise Island. The Company does not anticipate any significant real estate sales on Paradise Island while it is seeking to implement the Restructuring.

     The Company, through a subsidiary of RIB, also owns approximately 1,555 acres of undeveloped and 120 acres of partially developed land located on Little Hawksbill Creek, several miles from Freeport, Grand Bahama Island.

     As previously indicated, approval by the Bahamian Government is required for foreign ownership of real property in The Bahamas. In addition, any foreign investment in The Bahamas requires exchange control approval by the Central Bank of The Bahamas. No sale of any property located in The Bahamas to non-Bahamian nationals may be completed until such governmental approvals are obtained.

ITEM 3.  LEGAL PROCEEDINGS
__________________________

New York Supreme Court - Friedman Derivative Action
___________________________________________________

     RII has been named as the nominal defendant in an action (Arthur
M. Friedman suing derivatively on behalf of RII v. Merv Griffin et al. and RII, Nominal Defendant) brought derivatively on its behalf by a shareholder, Arthur Friedman. The complaint was filed in the Supreme Court of the State of New York, New York County on January 27, 1994 and was amended in February 1994. The defendants in the action, as amended, are Merv Griffin, Griffin Group, David P. Hanlon, who was President, Chief Executive Officer and a director of RII through October 31, 1993, and all of the other current directors of RII. The complaint seeks to recover for the Company an unspecified sum of money as compensatory damages for allegedly wrongful acts by the defendants. The allegations include that the defendants improperly
(i) permitted defendant Griffin not to repay money he allegedly owed to the Company and (ii) paid defendant Hanlon excessive compensation. The defendants have until April 1, 1994 to respond to the complaint. The Company anticipates that it will file its chapter 11 prepackaged bankruptcy cases before that time and that the litigation will be stayed by the Bankruptcy Court.

U.S. District Court Action - RII v. Lowenschuss
_______________________________________________

     As previously reported, in October 1989 RII filed an action in the U.S. District Court for the Eastern District of Pennsylvania to recover certain sums paid to the defendant, as trustee for two Individual Retirement Accounts, for RII stock in the 1988 merger, in which RII was acquired by Merv Griffin. This action was transferred to the Bankruptcy Court for the District of New Jersey. After the transfer, the Bankruptcy Court granted RII's motion to amend its complaint to allege two new claims for fraudulent conveyance against the defendant.

     In the Bankruptcy Court, RII filed a motion for summary judgment and the defendant filed a motion to dismiss. The Bankruptcy Court issued an opinion in February 1992 denying both parties' motions. In August 1992, the defendant filed a petition in the Bankruptcy Court for the District of Nevada, thus staying RII's action in New Jersey. The Bankruptcy Court confirmed Lowenschuss' plan of reorganization in October 1993. RII is currently appealing the confirmation order and other orders of the Bankruptcy Court in the District of Nevada.

New Jersey Superior Court Action - Atlantic City Board of Education -
_____________________________________________________________________
Great Island
____________

     In July 1984, the Atlantic City Board of Education enacted a resolution which identified Great Island as the only suitable site for a new high school and, consequently, called for its condemnation by those agencies which have the power of eminent domain. In 1987, a stringent environmental policy was adopted by the State of New Jersey which significantly limited the development of Great Island. After the adoption of this environmental program, and after receiving the power of eminent domain, the Board formally condemned Great Island. A condemnation commission determined that the value of the property was $15,900,000 in 1984 and $10,360,000 in 1987. Both the Board of
Education and RII appealed the commission's decision to the Superior Court of New Jersey, which held that a 1987 date of valuation was appropriate, rather than, as claimed by RII, a 1984 date of valuation. In December 1990, after a de novo inquiry into the value of the property, a jury decided that the value of the property was approximately $7,537,000. Of this amount, $5,720,000 had previously been paid. The difference between the initial consideration offered and the jury's valuation, plus interest thereon, was released to the Company in November 1992.

     The Company appealed to the Appellate Division the New Jersey Superior Court's determination of the valuation date of the condemned property. In July 1993 the Appellate Division affirmed the trial court's determination of the valuation date. In August 1993 the Company filed a notice of petition for certification with the Supreme Court of the State of New Jersey. The certification was denied by the Supreme Court in October 1993. The Company does not intend to pursue this case any further.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
____________________________________________________________

     Not applicable

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
_____________________________________________________________
         STOCKHOLDER MATTERS
         ___________________

     The principal market for RII Common Stock is the American Stock Exchange. The high and low quarterly sales prices on the American Stock Exchange of RII Common Stock in 1993 and 1992 were as follows:

                             1993                   1992
                        _______________        ______________
Quarter                  High     Low           High     Low
_______________________________________________________________________

First                   1 1/8     13/16        2 3/4   1 1/4
Second                  3 7/8     13/16        2 3/8   1
Third                   2 3/4    1 9/16        1 1/4     3/4
Fourth                  2 1/8    1 3/8         1 1/4    11/16
_______________________________________________________________________


     No dividends were paid on RII Common Stock during the last two fiscal years. The Series Notes contain certain restrictions on the payment of cash dividends.

     The number of holders of record of RII Common Stock on February 28, 1994 was 1,984.


ITEM 6.  SELECTED FINANCIAL DATA
________________________________

    The information presented below should be read in conjunction with the consolidated financial statements, including notes thereto, presented under "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

(In Thousands of Dollars, except per share data)
                                                                 For the Year Ended December 31,
                                           ____________________________________________________________________________
                                                                                           1990
                                                                                  _______________________
                                                                                     From        Through
Operating Information (Note A)                1993         1992         1991      September 1   August 31        1989
_______________________________________________________________________________________________________________________

Operating revenues (Note B)                $ 439,564     $436,934     $418,243     $129,591     $ 293,972     $ 451,254
                                           _________     ________     ________     ________     _________     _________

Earnings (loss) from operations (Note B)   $  12,898     $ 21,502     $ 16,036     $ (1,214)    $  13,540     $  (7,850)
Recapitalization costs (Notes A and C)        (8,789)      (2,848)                               (187,018)       (7,291)
Write-off of goodwill                                                                                          (181,311)
Net gain from purchases of subordinated
 debentures (Note D)                                                                                              4,149
Other income (deductions), net (Note E)     (105,273)     (73,456)     (58,438)     (12,317)        1,884      (114,286)
                                           _________     ________     ________     ________     _________     _________
Loss before income taxes and
 extraordinary item                         (101,164)     (54,802)     (42,402)     (13,531)     (171,594)     (306,589)
Income tax benefit (expense) (Note F)         (1,000)       1,348          831                                    3,700
                                           _________     ________     ________     ________     _________     _________
Loss before extraordinary item              (102,164)     (53,454)     (41,571)     (13,531)     (171,594)     (302,889)
Extraordinary item  (Notes F and G)                                                               429,809
                                           _________     ________     ________     ________     _________     _________

Net earnings (loss)                        $(102,164)    $(53,454)    $(41,571)    $(13,531)    $ 258,215     $(302,889)
                                           _________     ________     ________     ________     _________     _________

Net loss per share of common stock
 (Note H)                                  $   (5.07)    $  (2.65)    $  (2.07)    $   (.68)
                                           _________     ________     ________     ________
_______________________________________________________________________________________________________________________


                                                                 At December 31,
                                           ______________________________________________________________
Balance Sheet Information (Note A)            1993         1992         1991         1990         1989
_______________________________________________________________________________________________________________________
Total assets                               $ 575,785     $568,950     $567,890     $568,746     $ 745,976

Current maturities of long-term debt
 (Note I)                                  $ 466,336     $    828     $  1,571     $  1,528     $   1,269

Long-term debt, excluding current
 maturities (Note I)                       $  85,029     $460,712     $392,667     $341,069     $ 858,931

Shareholders' equity (deficit)             $(113,744)    $(17,262)    $ 36,099     $ 77,041     $(260,641)
_______________________________________________________________________________________________________________________

Notes to Selected Financial Data

Note A:  During 1989, RII and certain of its subsidiaries filed
______
consents to involuntary petitions or filed voluntary petitions for relief under the Bankruptcy Code. The effects of the bankruptcy proceedings reflected in the selected financial data for periods during which the Company operated subject to the jurisdiction of the Bankruptcy Court are (i) the Company stopped accruing interest on its previously outstanding public debt issues in November and December 1989, (ii) the Company stopped amortizing debt issuance costs on the dates the respective interest accruals ceased, and
(iii) the Company included in long-term debt at December 31, 1989 sinking funds due in 1990 and accrued interest on public debt stayed in bankruptcy proceedings.

     In 1990 the Company emerged from bankruptcy proceedings pursuant to the Old Plan. The reorganization was accounted for using "fresh start" accounting. Accordingly, all assets and liabilities were restated to reflect their estimated fair values and the accumulated deficit was eliminated. The Company recorded the effects of the reorganization as of August 31, 1990. The 1990 operating information is presented separately for the periods "Through August 31" and "From September 1" due to the new basis of accounting which resulted from the application of fresh start accounting.

     Changes in operations during the past five years include the following: Amphibious airline operation was sold in December 1990. Security consulting service operations were sold in 1990 and 1991.

Note B:  Operating revenues for 1993 include the sale of a
______
residential lot in The Bahamas for net proceeds of $445,000.
Earnings from operations for 1993 include a net gain of $224,000 on that sale.

     Operating revenues for 1992 include the sale of a residential lot in The Bahamas for net proceeds of $213,000. Earnings from operations for 1992 include a net loss of $17,000 on that sale.

     Operating revenues for 1990 include the sales of various parcels of vacant land in The Bahamas for net proceeds of $3,933,000. Earnings from operations for 1990 include gains of $247,000 on those sales.

     Operating revenues for 1989 include the sales of various parcels of vacant land in Atlantic City and The Bahamas for net proceeds of $5,053,000. Earnings from operations for 1989 include a net loss of $317,000 on those sales.

Note C:  See Note 1 of Notes to Consolidated Financial Statements
______
for a discussion of this item in 1993 and 1992.

Note D:  The 1989 net gain from purchases of subordinated debentures
______
resulted from the Company's purchases of $13,528,000 of its subordinated debentures to satisfy sinking fund requirements.

Note E:  This item includes interest income, interest expense and
______
amortization of debt discount and issuance costs.

Note F:    For the years 1989 through 1992 the Company accounted for
______
income taxes in accordance with Statement of Accounting Standards
No. 96 "Accounting for Income Taxes".

     No tax provision was recorded for the two periods of 1990 due to the generation of net operating losses for federal and state income tax purposes. The gain on exchange of debt which is reflected in the extraordinary item in 1990 was not taxable. A deferred tax benefit resulted from the elimination of basis differences on the previously outstanding public debt, and is included in the extraordinary item.

     For the year 1989 the Company had net operating losses for purposes of federal and state income taxes. To the extent the carryforward of these net operating losses reduced the existing deferred tax liability, it resulted in a tax benefit for the year. The write-off of goodwill in 1989 was a non-deductible item for income tax purposes.

     See Note 13 of Notes to Consolidated Financial Statements for discussion of income taxes for 1993, 1992 and 1991.

Note G:  The exchange of securities in connection with the
______
reorganization in 1990 resulted in a gain of $421,611,000 which, together with the related deferred income tax benefit of $8,198,000, was reported as an extraordinary item.

Note H:  See Note 2 of Notes to Consolidated Financial Statements
______
for discussion of net loss per share of common stock. For 1989 and the period through August 31, 1990 there was a sole shareholder of RII. Accordingly, no per share data is disclosed for those periods.

Note I:  These items are presented net of unamortized discounts.
______

Note J:  RII has not paid any dividends on its capital stock during
______
the five years presented.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
____________________________________________________________________
         AND RESULTS OF OPERATIONS
         _________________________

FINANCIAL CONDITION
___________________

Liquidity
_________

     At December 31, 1993, the Company's current liabilities exceeded its current assets by $435,081,000 because the Series Notes, which are due April 15, 1994 are classified as current liabilities (due within one year). The Company's working capital at December 31, 1993 included unrestricted cash and equivalents of $62,546,000. A substantial amount of the unrestricted cash and equivalents is required for day-to-day operations, including approximately $15,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as approximately $15,000,000 of additional cash balances necessary to meet current working capital needs.

     The principal amount of the Series Notes outstanding is $481,907,000. Including the interest due on the maturity date of approximately $36,000,000, the total obligation due on April 15, 1994 will approximate $518,000,000. See "ITEM 1. BUSINESS - (a) General Development of Business - Restructuring of Series Notes" for a description of the proposed Restructuring of the Series Notes.

     There can be no assurance as to whether or when the Restructuring will be effected, or that any restructuring that may ultimately be consummated will be on terms similar to those of the Restructuring.

     If the Restructuring is accomplished, management believes that, although the Restructuring includes the disposition of the Paradise Island properties and operations, the Restructuring will improve the Company's long-term liquidity and enhance its ability to meet its financial obligations as they become due. If the Restructuring had occurred on December 31, 1993, the Company's working capital deficit would have been reduced to a nominal amount, the net book value of the Company's property and equipment would have been reduced to approximately $275,000,000, the total outstanding principal amount of the Company's public debt would have been reduced from $587,240,000 to approximately $266,000,000, and the Company's shareholders' deficit would have been reduced to a nominal amount.

     Although the Restructuring will result in a significant reduction in the Company's unrestricted cash and equivalents due to the distribution of Excess Cash to holders of the Series Notes, the Company will retain $20,000,000 of unrestricted cash and equivalents and will have the $20,000,000 RIHF Senior Facility available for one year from the Effective Date of the Restructuring should the Company have unforeseen cash needs. The Company believes that the RIHF Senior Facility will serve as a safeguard if an emergency arises from current operations, or serve as a source of funds for a profitable investment opportunity.

     If the Restructuring is accomplished, there can be no assurance that the Company will generate sufficient cash from operations to repay, when due, the principal amount of the RIHF Mortgage Notes due in 2003, the principal amount of the RIHF Junior Mortgage Notes due in 2004 or the principal amount of the Showboat Notes maturing in 2000. As a result, the Company may be required to refinance such amounts as they become due and payable. While the Company believes that it will be able to refinance such amounts, there can be no assurance that any such refinancing would be consummated or, if consummated, would be in an amount sufficient to repay such obligations, particularly in light of the Company's high level of debt that will continue after the Restructuring.

     Since the Company currently does not have the means to repay the Series Notes, management is unable to predict the future liquidity of the Company if the Restructuring is not accomplished.

     See Note 1 of Notes to Consolidated Financial Statements for a description of an Event of Default with respect to the Series Notes and the possible impact on the Company and the Restructuring should the Series Note Trustee accelerate the maturity of the Series Notes or foreclose upon the collateral securing the Series Notes.

Capital Expenditures and Other Uses of Funds
____________________________________________

     In recent years, capital expenditures have consistently been a significant use of financial resources. See capital additions by geographic and business segment in the table entitled "Identifiable Assets, Depreciation and Capital Additions" below. Pursuant to a capital expenditure program developed by the Company in 1989, virtually all guest rooms and public areas at Resorts Casino Hotel were refurbished by the end of 1993. Also pursuant to this program, virtually all guest rooms in the Company's Paradise Island facilities were refurbished by 1991.

     Capital additions for Resorts Casino Hotel in 1991 amounted to $22,734,000 as approximately 200 guest rooms in the East Tower were refurbished and certain information systems were upgraded. In 1992, capital additions amounted to $15,548,000 and included the conversion of the parking garage from valet to self-parking, the construction of a covered walkway from the garage to the Resorts Casino Hotel, the continued renovation of guest rooms, the purchase of additional slot machines and improvements to the building's infrastructure. Capital additions in 1993 amounted to $21,618,000, as the Company converted certain back-of-the-house space into an 8,000 square foot simulcast facility which houses nine betting windows and customer-operated terminals and approximately 80 seats for simulcast betting operations, as well as 25 poker tables, various other table games and a full service bar. Also, certain casino renovations were completed, 280 slot machines were purchased, most of which replaced older models, and the new VIP slot and table player lounge, "Club Griffin," opened. In addition, guest room refurbishment continued and a new centralized mobile communications system was installed. With the completion of the capital expenditure program in 1993, recurring capital expenditures to keep existing facilities competitive can be expected to approximate $12,000,000 per year for the Resorts Casino Hotel.

     Capital additions in 1991 for Paradise Island properties amounted to $3,726,000 as new carpeting was installed in the casino, a new casino management system was implemented and certain kitchen areas and guest rooms were renovated. Capital additions for 1992 totalled $4,317,000, and included the installation of 37 new slot machines, expansion of the Paradise Island Airport parking lot, upgrading existing computer equipment and restaurant renovations. In 1993 the Company expended $3,747,000 which included the purchase of 110 new slot machines as replacements for older models as well as various maintenance projects. The expenditures for 1991, 1992 and 1993 were somewhat curtailed from those originally planned, in response to the operating performance of the Company's facilities on Paradise Island. The Company's capital expenditures on Paradise Island in 1994 are expected to be limited to maintenance projects.

     The Company continually monitors its capital expenditure plan and considers both the timing and the scope of certain projects to be flexible. Thus, economic developments and other factors may cause the Company to deviate from its present capital expenditure plans.

     Another significant use of funds in recent years has been recapitalization costs. Payments of legal, financial and other advisory fees and costs amounted to $8,095,000 and $2,460,000 in 1993 and 1992, respectively, in contemplation of a restructuring of the Series Notes and payments of $237,000, $2,954,000 and $5,883,000 in 1993, 1992 and 1991, respectively, for costs associated with the Old Plan.

Capital Resources and Other Sources of Funds
____________________________________________

     Since 1991, operations have been the most significant source of funds to the Company.

     In 1993 Merv Griffin, the Chairman of the Board of RII, made a partial payment of $3,477,000 of principal on his note payable to RII (the "Griffin Note"). As described in Note 10 of Notes to Consolidated Financial Statements, the Griffin Note was then cancelled and a new note (the "Group Note") from Griffin Group was substituted therefor. Griffin Group now owes the Company $5,318,000 under the Group Note. Pursuant to the Restructuring, the next payment the Company is required to make to Griffin Group under its License and Services Agreement (the "New Griffin Services Agreement," also described in Note 10), $2,310,000, is to be applied to reduce the balance due under the Group Note. The then remaining balance of the Group Note is to be collected by RII and distributed to holders of Series Notes as part of Excess Cash.

     As part of the Restructuring, the Company will have the $20,000,000 RIHF Senior Facility available for one year from the Effective Date for the Company's working capital and general corporate purposes. The Company believes that the RIHF Senior Facility will serve as a safeguard if an emergency arises from current operations, or serve as a source of funds for a profitable investment opportunity.

RESULTS OF OPERATIONS
_____________________

General
_______

     The following discussion addresses certain operations the disposition of which is contemplated in the Restructuring. They include the Paradise Island portion of the casino/hotel segment, the Paradise Island portion of the real estate related segment and the airline segment.

Revenues
________
                                       For the Year Ended December 31,
                                     __________________________________
(In Thousands of Dollars)               1993        1992        1991
_______________________________________________________________________

Casino/hotel:
  Atlantic City, New Jersey:
    Casino                            $244,116    $233,780    $218,881
    Rooms                                6,974       8,766       8,074
    Food and beverage                   15,926      16,056      16,406
    Other casino/hotel                   4,463       4,138       4,113
                                      ________    ________    ________
                                       271,479     262,740     247,474
                                      ________    ________    ________
  Paradise Island, The Bahamas:
    Casino                              62,943      66,120      61,003
    Rooms                               28,734      30,235      33,173
    Food and beverage                   30,917      32,851      36,053
    Other casino/hotel                  18,867      17,890      17,563
                                      ________    ________    ________
                                       141,461     147,096     147,792
                                      ________    ________    ________

     Total casino/hotel                412,940     409,836     395,266
                                      ________    ________    ________

Real estate related:
  Atlantic City, New Jersey              8,057       7,813       7,542
  Paradise Island, The Bahamas             445         213
                                      ________    ________    ________
                                         8,502       8,026       7,542
                                      ________    ________    ________

Airline                                 21,802      22,483      18,234
Other segments                             115         162          97
Intersegment eliminations               (3,795)     (3,573)     (2,896)
                                      ________    ________    ________

Revenues from operations              $439,564    $436,934    $418,243
                                      ________    ________    ________
_______________________________________________________________________

     Casino/hotel - Atlantic City, New Jersey
     ________________________________________

     Casino revenues from the Company's Atlantic City casino/hotel increased by $10,336,000 in 1993 and $14,899,000 in 1992.
Disregarding casino revenues derived from poker and simulcasting, which activities commenced on June 28, 1993, the increase in table and slot win was $4,591,000, or a 2% increase over 1992. The Atlantic City casino industry had a net increase in table and slot win of 2% over 1992, while the average increase over the previous four years was 4.2%. The Company believes that the increased competition from other newly opened or expanded jurisdictions which permit gaming has slowed the growth of gaming revenue in Atlantic City and, for the Company in 1993, has significantly increased the cost of obtaining additional revenue.

     For both years the Company's increased casino revenues resulted primarily from increased slot revenues. The improvement in slot revenues resulted from the effect of increases in amounts wagered by patrons, while the hold percentage (ratio of casino win to total amount wagered for slots or total amount of chips purchased for table games) declined. This reflects management's decision to decrease the slot hold percentage in order to attract more slot players and to encourage increased slot wagering per player, as well as marketing programs which targeted slot players.

     In 1993 and 1992 the Company's table game revenues declined, as did the entire Atlantic City casino industry's. In 1993 the Company's decline of 3.3%, as compared to the industry's decline of 3.1%, was due to a lower hold percentage, while the amounts wagered on table games did not fluctuate significantly from the prior year. In 1992, the Company's decline of 6.5%, as compared to the industry's decline of 3.3%, was due to a decrease in amounts wagered and, to a lesser extent, a decrease in the table game hold percentage.

     Although total occupancy was relatively flat in 1993 compared to 1992, the number of complimentary rooms provided to casino patrons increased. The reduced occupancy from rooms sold resulted in lower room revenues during 1993 and contributed to the decrease in food and beverage revenues.

     Casino/hotel - Paradise Island, The Bahamas
     ___________________________________________

     Revenues from the Company's Paradise Island casino/hotel operations decreased by $5,635,000 in 1993 and by $696,000 in 1992.

     In 1993 casino revenues decreased $3,177,000 primarily due to the effect of a decrease in table game hold percentage from 16.5% in 1992 to 14.4% in 1993. The Company's average table game hold percentage over the four years ended 1992 was 17.2%. The effect of this decrease was partially offset by the effect of an increase in table game drop and improved slot win. Room revenues and food and beverage revenues also were lower in 1993 due to lower occupancy, net of complimentary rooms. Although total air arrivals to the Paradise Island - New Providence Island area increased by 5% in 1993, the Company lost market share as it did not continue to reduce room rates in response to significant rate reductions by competitors.

     In 1992 increased casino revenue was more than offset by decreased room revenue and food and beverage revenue. Casino revenue was up due to increases in both slot win and table game win. The increase in table game revenue reflected an increase in drop (amount of chips purchased), the favorable effect of which more than offset the impact of a decline in the table game hold percentage. The decrease in room revenue was due to reduced room rates and occupancy, net of complimentary rooms. The reduction in occupancy also had an adverse effect on food and beverage revenue. Total air arrivals to the Paradise Island - New Providence Island area were down in 1992 by 10%, which management of the Company attributed to the continuing economic recession and reduced air service available. In addition, the Company's competitors reduced room rates in 1992 and the Company, in an effort to maintain occupancy, did the same.

     The Restructuring contemplates the disposition of the Paradise Island assets and operations.

     Real Estate Related
     ___________________

     Atlantic City real estate related revenues in 1993, 1992 and 1991 represent rent from ACS pursuant to the Showboat Lease. Such rent receipts are restricted for the payment of interest on the Showboat Notes. See Note 7 of Notes to Consolidated Financial Statements.

     The Paradise Island real estate related revenues in 1993 and 1992 resulted from the sale of residential lots on Paradise Island.

     Airline
     _______

     Airline revenues decreased by $681,000 in 1993 due primarily to a decrease in passenger revenues during the fourth quarter of the year, as competition from the south Florida-Nassau routes increased. In addition to the new Jet Shuttle service that began operations earlier in the year, during the fourth quarter of 1993 Trinity Air, a Bahamian carrier, commenced operations offering jet service at lower fares than those offered by the Company on its south Florida-Paradise Island routes and by other carriers on their south Florida-Nassau routes. Also, from mid-November 1993 through early January 1994, Bahamasair changed the aircraft used for its south Florida-Nassau flights to jets with a larger seating capacity. Also affecting airline revenues in 1993 was a decrease in revenues from contract training, flight and maintenance work for non-affiliated parties.

     Airline revenues increased by $4,249,000 in 1992 due primarily to an increase in number of passengers flown as other airlines ceased their flights or reduced the frequency of their flights to The Bahamas and the Company expanded its flight schedule. Also, 1992 includes revenues from contracted training, flight and maintenance work for non-affiliated parties.

     The Restructuring contemplates the disposition of the airline operations.

Contribution to Consolidated Loss
_________________________________
Before Income Taxes
___________________

                                      For the Year Ended December 31,
                                    ___________________________________
(In Thousands of Dollars)              1993        1992        1991
_______________________________________________________________________
Casino/hotel:
  Atlantic City, New Jersey         $  12,069    $ 21,051    $ 14,817
  Paradise Island, The Bahamas*        (9,979)     (5,592)     (5,707)
                                    _________    ________    ________
                                        2,090      15,459       9,110
                                    _________    ________    ________
Real estate related:
  Atlantic City, New Jersey             6,654       6,425       5,911
  Paradise Island, The Bahamas            224         (17)
                                    _________    ________    ________
                                        6,878       6,408       5,911
                                    _________    ________    ________

Airline*                                  (14)         77          83
Other segments                           (122)        (70)       (148)
Unallocated corporate expense           4,066        (372)      1,080
                                    _________    ________    ________
Earnings from operations               12,898      21,502      16,036
Other income (deductions):
  Interest income                       3,174       4,969       4,824
  Interest expense                    (57,244)    (40,856)    (31,157)
  Amortization of debt discount       (51,203)    (37,569)    (32,105)
  Recapitalization costs               (8,789)     (2,848)
                                    _________    ________    ________

Loss before income taxes            $(101,164)   $(54,802)   $(42,402)
                                    _________    ________    ________

*  The Paradise Island casino/hotel segment subsidized the operation of PIA in the amount of $3,329,000 and $760,000 for the years 1993 and 1991, respectively.
_______________________________________________________________________

     Casino/hotel - Atlantic City, New Jersey
     ________________________________________

     Casino, hotel and related operating results decreased by $8,982,000 for 1993 as increased revenues described above were offset by a net increase in operating expenses. The most significant increases in operating expenses were casino promotional costs ($7,700,000), payroll and related costs ($6,000,000), other casino operating expenses ($2,600,000), depreciation ($2,300,000), fees to Griffin Group for services rendered under the New Griffin Services Agreement described in Note 10 of Notes to Consolidated Financial Statements ($2,200,000) and entertainers fees and accomodations ($1,000,000). The increase in casino promotional costs was due primarily to a new program in 1993 which rewards slot players by giving cash back to patrons based on their level of play. Since the introduction of the "cash-back" program the Company has reduced cash giveaways to bus patrons and through other promotional mailings. The majority of the increase in payroll and related costs was due to merit and union increases in salary and wage rates. The remaining increase in payroll and related costs and a significant portion of the casino operating costs increase were associated with the new simulcast and poker facility. The increase in entertainment costs resulted from a return to offering more headliner shows in 1993. The most significant cost reductions in 1993 were in the performance and incentive bonus ($3,300,000) and in food and beverage costs ($1,400,000).

     Casino, hotel and related operating results improved by $6,234,000 for 1992 as increased revenues discussed above were partially offset by a net increase in operating expenses. The most significant increases in operating expenses were payroll and related costs ($3,500,000), depreciation ($2,300,000), casino win tax ($1,400,000) and performance incentive bonuses ($1,200,000). The increase in payroll and related costs was due to increases in wages, payroll taxes and union benefits. For 1992 the most significant decrease in net operating expenses was the provision for doubtful receivables ($2,100,000).

     For a discussion of competition in the Atlantic City casino/hotel industry see "Atlantic City - Competition" under "ITEM 1. BUSINESS -
(c) Narrative Description of Business."

     Casino/hotel - Paradise Island, The Bahamas
     ___________________________________________

     Casino, hotel and related operating results declined by $4,387,000 for 1993 as decreased revenues discussed above were partially offset by a net decrease in operating expenses. These operations suffered, generally, as management's attention was diverted by the impending disposition of the Paradise Island operations contemplated in the Restructuring and the Company experienced the loss of certain key management personnel.

     The most significant reductions in operating expenses for 1993 were in sales and marketing ($1,000,000), food and beverage and other direct costs ($900,000) and gaming taxes and fees ($700,000). The reduction in sales and marketing costs resulted primarily from reductions in advertising during 1993. Gaming taxes and fees declined relative to the decrease in casino revenue. A reduction in occupancy resulted in decreased food, beverage and other direct costs as well as reduced staffing levels and overall operating costs throughout the facility. The most significant increase in operating expenses was the subsidy of PIA ($3,329,000), RII's subsidiary which provides air service between south Florida and the Company's Paradise Island Airport, which increased as PIA's operating results declined. See "Airline" below.

     Casino, hotel and related operating results improved by $115,000 for 1992 as decreased revenues discussed above were more than offset by net decreased operating expenses. The most significant reductions in operating expenses were food, beverage and other direct costs ($1,000,000), depreciation ($800,000), payroll and related costs ($800,000) and the subsidy of PIA ($760,000). The reduced occupancy level and the reduction in number of visitors to the area contributed to an overall reduction in operating costs throughout the facility. The subsidy of PIA decreased as PIA's operating results improved. See "Airline" below. For 1992 the most significant increases in operating expenses were marketing and promotional costs ($1,400,000) and gaming taxes and fees ($1,000,000). The Company increased its marketing and promotional efforts over the prior year in an effort to attract a greater number of patrons to its facilities.

     For a discussion of competition in The Bahamas, see "The Bahamas
- - Competition" under "ITEM 1.  BUSINESS - (c) Narrative Description of
Business."

     Real Estate Related
     ___________________

     The comparison of earnings from Atlantic City real estate related activities is affected by increases in rental income under the Showboat Lease described above.

     The Paradise Island real estate related earnings represent the net gain in 1993 and net loss in 1992 on the sales of residential lots on Paradise Island mentioned above.

     Airline
     _______

     Airline operating results before the subsidy from the Paradise Island casino/hotel segment decreased by $3,420,000 in 1993 and increased by $754,000 in 1992. For 1993 the decrease resulted primarily from an increase in maintenance costs and, to a lesser extent, the decrease in passenger revenues discussed above.

     For 1992 the increase resulted primarily from the contract work for non-affiliated parties noted above.

     Unallocated Corporate Expense
     _____________________________

     Unallocated corporate expense decreased by $4,438,000 in 1993 and increased by $1,452,000 in 1992. These variances resulted primarily from charges recorded in 1992 of approximately $2,900,000 in connection with the start-up, management and subsequent termination of an agreement to manage a casino located in Black Hawk, Colorado. Also affecting corporate expense for 1993 is a reduction in corporate payroll and related costs ($800,000). Also affecting corporate expense for 1992 was a reduction in certain corporate insurance costs ($600,000) and an increase in the amount of overhead expense allocated from corporate to certain operations ($600,000).

     The Environmental Protection Agency ("EPA") has named a predecessor to RII as a potentially responsible party in the Bay Drums hazardous waste site (the "Site") in Tampa, Florida which the EPA has listed on the National Priorities List. No formal action has commenced against RII and RII intends to dispute any claims of this nature, if asserted. Although it may ultimately be determined that RII is one of several hundred parties that are jointly and severally liable for the costs of Site remediation and for damages to natural resources at the Site caused by hazardous wastes, the extent of any such liability, if any, cannot be determined at this time.

     Other Income (Deductions)
     _________________________

     The increase in interest expense in 1993 and 1992 was due to a combination of (i) an increase in the stated interest rates of the Series Notes; (ii) increased principal amounts of debt outstanding due to PIK interest on the Series Notes; and (iii) changes in the market value of the Series Notes as, through October 15, 1993, the Company recorded interest at the estimated market value of additional Series Notes to be issued in satisfaction of its interest obligations. Subsequent to October 15, 1993 the Company's option to PIK interest on the Series Notes is no longer available. Thus, effective October 16, 1993 the Company began recording interest expense on the Series Notes at the stated rate in lieu of a discounted rate to reflect market value. Amortization of debt discount increased in 1993 and 1992 primarily due to the additional discounts associated with Series Notes issued in satisfaction of interest obligations.

     If the Restructuring is accomplished, the Company's interest expense and amortization of debt discount are expected to be significantly less after the Restructuring.

     Recapitalization costs in 1993 and 1992 include costs of financial advisers retained to assist in the development and analysis of financial alternatives which would enable the Company to reduce its future debt service requirements and other legal and advisory fees incurred in connection with the currently proposed Restructuring.

     Income Taxes
     ____________

     See Note 13 of Notes to Consolidated Financial Statements for an explanation of changes in the Company's effective income tax rate during the years 1991 through 1993.


                                Identifiable Assets, Depreciation and Capital Additions
                                               (In Thousands of Dollars)


                                            Identifiable assets
                                __________________________________________
                                              Less accumulated
                                              depreciation and
                                                 valuation                                                Capital
                                Gross assets     allowances     Net assets          Depreciation         additions
                                ____________  ________________  __________          ____________         _________

                                             December 31, 1993                   For the Year Ended December 31, 1993
                                __________________________________________       ____________________________________
Casino/hotel:
 Atlantic City, New Jersey      $241,544         $(40,326)        $201,218             $13,654            $21,618
 Paradise Island, The Bahamas    207,003          (46,398)         160,605              13,325              3,747
                                ________         ________         ________             _______            _______
                                 448,547          (86,724)         361,823              26,979             25,365
                                ________         ________         ________             _______            _______
Real estate related:
 Atlantic City, New Jersey       110,781              (97)         110,684                  29
 Paradise Island, The Bahamas     33,114                            33,114
                                ________         ________         ________             _______
                                 143,895              (97)         143,798                  29
                                ________         ________         ________             _______

Airline                           12,887           (2,750)          10,137                 831                445
Other segments                     1,546              (47)           1,499                  13                  2
Corporate (A)                     58,883             (355)          58,528                  72                101
                                ________         ________         ________             _______            _______

                                $665,758         $(89,973)        $575,785             $27,924            $25,913
                                ________         ________         ________             _______            _______


                                             December 31, 1992                   For the Year Ended December 31, 1992
                                __________________________________________       ____________________________________

Casino/hotel:
 Atlantic City, New Jersey      $212,668         $(26,644)        $186,024             $11,392            $15,548
 Paradise Island, The Bahamas    208,899          (33,899)         175,000              12,973              4,317
                                ________         ________         ________             _______            _______
                                 421,567          (60,543)         361,024              24,365             19,865
                                ________         ________         ________             _______            _______
Real estate related:
 Atlantic City, New Jersey       110,824              (68)         110,756                  29
 Paradise Island, The Bahamas     33,414                            33,414
                                ________         ________         ________             _______
                                 144,238              (68)         144,170                  29
                                ________         ________         ________             _______

Airline                           12,923           (1,995)          10,928                 805                  4
Other segments                     1,542              (34)           1,508                  13
Corporate (A)                     51,605             (285)          51,320                 110                 16
                                ________         ________         ________             _______            _______
                                $631,875         $(62,925)        $568,950             $25,322            $19,885
                                ________         ________         ________             _______            _______




                                Identifiable Assets, Depreciation and Capital Additions
                                               (In Thousands of Dollars)


                                            Identifiable assets
                                __________________________________________
                                              Less accumulated
                                              depreciation and
                                                 valuation                                                Capital
                                Gross assets     allowances     Net assets          Depreciation         additions
                                ____________  ________________  __________          ____________         _________

                                             December 31, 1991                   For the Year Ended December 31, 1991
                                __________________________________________       ____________________________________
Casino/hotel:
 Atlantic City, New Jersey      $196,022         $(16,680)        $179,342             $ 9,084            $22,734
 Paradise Island, The Bahamas    207,924          (21,684)         186,240              13,782              3,726
                                ________         ________         ________             _______            _______
                                 403,946          (38,364)         365,582              22,866             26,460
                                ________         ________         ________             _______            _______
Real estate related:
 Atlantic City, New Jersey       112,900              (26)         112,874                  19
 Paradise Island, The Bahamas     33,400                            33,400
                                ________         ________         ________             _______
                                 146,300              (26)         146,274                  19
                                ________         ________         ________             _______

Airline                           12,934           (1,163)          11,771                 809                280
Other segments                     1,549              (20)           1,529                  14
Corporate (A)                     42,909             (175)          42,734                 106                 10
                                ________         ________         ________             _______            _______

                                $607,638         $(39,748)        $567,890             $23,814            $26,750
                                ________         ________         ________             _______            _______


(A)  Includes cash equivalents, restricted cash equivalents not pledged for operations, and other corporate assets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
____________________________________________________

     The Company's consolidated financial statements and supplementary data are presented on the following pages:

                                                              Page
Financial Statements                                       References
____________________                                       __________

     Report of Independent Auditors                            43

     Consolidated Balance Sheets at December 31, 1993
      and 1992                                                 45

     Consolidated Statements of Operations for the
      years ended December 31, 1993, 1992 and 1991             47

     Consolidated Statements of Cash Flows for the
      years ended December 31, 1993, 1992 and 1991             48

     Consolidated Statements of Changes in Shareholders'
      Equity (Deficit) for the years ended December 31,
      1993, 1992 and 1991                                      49

     Notes to Consolidated Financial Statements                50

     Financial Statement Schedules:

      Schedule II:   Amounts Receivable from Related
                     Parties for the years ended
                     December 31, 1993, 1992 and 1991          69

      Schedule V:    Property and Equipment for the
                     years ended December 31, 1993, 1992
                     and 1991                                  70

      Schedule VI:   Accumulated Depreciation of Property
                     and Equipment for the years ended
                     December 31, 1993, 1992 and 1991          72

      Schedule VIII: Valuation Accounts for the years
                     ended December 31, 1993, 1992 and
                     1991                                      73

      Schedule X:    Supplementary Statements of
                     Operations Information for the
                     years ended December 31, 1993,
                     1992 and 1991                             74

Supplementary Data
__________________

     Selected Quarterly Financial Data (Unaudited)             75

                    REPORT OF INDEPENDENT AUDITORS
                    ______________________________



The Board of Directors and Shareholders
Resorts International, Inc.

     We have audited the accompanying consolidated balance sheets of Resorts International, Inc. as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resorts International, Inc. at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As explained in Notes 1 and 7, the Series Notes become due and payable in April 1994. It presently appears unlikely the Company has the ability to redeem the Series Notes at maturity. In addition, the Company is not in compliance with a covenant contained in the indenture for the Series Notes and therefore an event of default has occurred. As a result of such default the trustee may accelerate the maturity of the Series Notes or may allow foreclosure upon the collateral securing the Series Notes. The Company proposes to restructure the Series Notes and anticipates filing a prepackaged bankruptcy plan of reorganization as part of such restructuring. Consummation of the plan of reorganization would be subject to a number of conditions including regulatory and governmental approvals and confirmation by the bankruptcy court. There can be no assurance as to whether or when the restructuring will be effected. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern. The financial statements and schedules do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                ERNST & YOUNG


Philadelphia, Pennsylvania
February 18, 1994 except for
paragraph 8 of Note 1, as to
which the date is March 17, 1994

                      Resorts International, Inc.
                      CONSOLIDATED BALANCE SHEETS
                       (In Thousands of Dollars)




                                                     December 31,
                                                _____________________
Assets                                            1993         1992
_____________________________________________________________________

Current assets:
  Cash (including cash equivalents
   of $41,273 and $36,344)                      $ 62,546     $ 56,818
  Restricted cash equivalents                     14,248       10,069
  Receivables, net                                19,297       25,457
  Inventories                                      8,664        8,531
  Prepaid expenses                                10,664        7,062
                                                ________     ________
    Total current assets                         115,419      107,937
                                                ________     ________

Property and equipment:
  Land and land rights, including
   land held for investment,
   development and resale                        243,336      243,900
  Land improvements and utilities                 22,891       22,519
  Hotels and other buildings                     182,011      170,250
  Furniture, machinery and equipment              80,424       67,693
  Construction in progress                         1,277        1,215
                                                ________     ________
                                                 529,939      505,577
  Less accumulated depreciation                  (82,099)     (54,761)
                                                ________     ________
    Net property and equipment                   447,840      450,816

Deferred charges and other assets                 12,526       10,197
                                                ________     ________

                                                $575,785     $568,950
                                                ________     ________
_____________________________________________________________________

See Notes to Consolidated Financial Statements.

                      Resorts International, Inc.
                      CONSOLIDATED BALANCE SHEETS
              (In Thousands of Dollars, except par value)




                                                     December 31,
                                                ______________________
Liabilities and Shareholders' Deficit              1993         1992
______________________________________________________________________

Current liabilities:
  Current maturities of long-term debt, net
   of unamortized discount                      $ 466,336    $     828
  Accounts payable and accrued liabilities         84,164       71,672
                                                _________    _________
    Total current liabilities                     550,500       72,500
                                                _________    _________

Long-term debt, net of unamortized
 discount                                          85,029      460,712
                                                _________    _________

Deferred income taxes                              54,000       53,000
                                                _________    _________

Commitments and contingencies (Note 15)

Shareholders' deficit:
  Common stock - 20,157,234 shares
   outstanding - $.01 par value                       202          202
  Capital in excess of par                        102,092      102,092
  Accumulated deficit                            (210,720)    (108,556)
                                                _________    _________
                                                 (108,426)      (6,262)
  Note receivable from related party               (5,318)     (11,000)
                                                _________    _________
    Total shareholders' deficit                  (113,744)     (17,262)
                                                _________    _________

                                                $ 575,785    $ 568,950
                                                _________    _________
______________________________________________________________________

See Notes to Consolidated Financial Statements.

                      Resorts International, Inc.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except per share data)



                                     For the Year Ended December 31,
                                  _____________________________________
                                     1993          1992          1991
_______________________________________________________________________

Revenues:
  Casino                          $ 307,059      $299,900      $279,884
  Rooms                              35,708        39,001        41,247
  Food and beverage                  46,843        48,907        52,459
  Other casino/hotel revenues        23,330        22,028        21,676
  Other operating revenues           18,122        19,072        15,435
  Real estate related                 8,502         8,026         7,542
                                  _________      ________      ________
                                    439,564       436,934       418,243
                                  _________      ________      ________
Expenses:
  Casino                            189,304       176,119       166,133
  Rooms                              10,906        11,799        12,112
  Food and beverage                  41,859        42,819        45,508
  Other casino/hotel operating
   expenses                          69,918        64,654        64,054
  Other operating expenses           14,697        15,549        12,055
  Selling, general and
   administrative                    71,700        73,262        71,732
  Provision for doubtful
   receivables                        2,889         4,047         6,373
  Depreciation                       27,924        25,322        23,814
  Real estate related                 1,605         1,599         1,612
  Unallocated corporate expense      (4,136)          262        (1,186)
                                  _________      ________      ________
                                    426,666       415,432       402,207
                                  _________      ________      ________

Earnings from operations             12,898        21,502        16,036
Other income (deductions):
  Interest income                     3,174         4,969         4,824
  Interest expense                  (57,244)      (40,856)      (31,157)
  Amortization of debt discount     (51,203)      (37,569)      (32,105)
  Recapitalization costs             (8,789)       (2,848)
                                  _________      ________      ________

Loss before income taxes           (101,164)      (54,802)      (42,402)
Income tax benefit (expense)         (1,000)        1,348           831
                                  _________      ________      ________

Net loss                          $(102,164)     $(53,454)     $(41,571)
                                  _________      ________      ________

Net loss per share of common
 stock                            $   (5.07)     $  (2.65)     $  (2.07)
                                  _________      ________      ________

Weighted average number of
 shares outstanding                  20,157        20,146        20,092
                                  _________      ________      ________
_______________________________________________________________________

See Notes to Consolidated Financial Statements.

                       Resorts International, Inc.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In Thousands of Dollars)

                                      For the Year Ended December 31,
                                      ________________________________
                                         1993       1992        1991
______________________________________________________________________

Cash flows from operating
 activities:
  Cash received from customers        $ 441,354  $ 432,212   $ 411,456
  Cash paid to suppliers and
   employees                           (393,013)  (390,012)   (378,312)
                                      _________  _________   _________
    Cash flow from operations before
     interest and income taxes           48,341     42,200      33,144
  Interest received                       3,809      5,211       4,014
  Interest paid                          (8,440)    (8,463)     (9,228)
  Income taxes refunded, net of
   payments                                 306      1,484         729
                                      _________  _________   _________
    Net cash provided by operating
     activities                          44,016     40,432      28,659
                                      _________  _________   _________

Cash flows from investing
 activities:
  Payments for property and
   equipment                            (25,308)   (19,832)    (25,587)
  Proceeds from sales of property
   and equipment                            445        213         147
  Proceeds from prior year sales of
   property and equipment                            2,484       1,676
  CRDA deposits and bond purchases       (3,025)    (2,871)     (2,689)
  Proceeds from sales of
   short-term money market
   securities with maturities
   greater than three months              1,377      2,083
  Purchases of short-term
   money market securities
   with maturities greater than
   three months                            (492)    (1,768)
                                      _________  _________   _________
    Net cash used in investing
     activities                         (27,003)   (19,691)    (26,453)
                                      _________  _________   _________

Cash flows from financing
 activities:
  Collection on note receivable
   from shareholder                       3,477
  Payments of recapitalization costs     (8,332)    (5,414)     (5,883)
  Repayments of non-public debt          (2,251)    (1,619)     (2,064)
                                      _________  _________   _________
    Net cash used in financing
     activities                          (7,106)    (7,033)     (7,947)
                                      _________  _________   _________

Net increase (decrease) in cash
 and cash equivalents                     9,907     13,708      (5,741)
Cash and cash equivalents at
 beginning of period                     66,887     53,179      58,920
                                      _________  _________   _________

Cash and cash equivalents at
 end of period                        $  76,794  $  66,887   $  53,179
                                      _________  _________   _________
______________________________________________________________________

See Notes to Consolidated Financial Statements.

                        Resorts International, Inc.
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                         (In Thousands of Dollars)


                                       Capital in
                              Common   excess of   Accumulated  Note
                              stock    par         deficit      receivable
__________________________________________________________________________

Balance at December 31, 1990  $  200   $101,372    $ (13,531)   $(11,000)

Settlement of Other Class
 3C Claims                         1        594

Stock awards                                 34

Net loss for year 1991                               (41,571)
                              ______   ________    _________    ________

Balance at December 31, 1991     201    102,000      (55,102)    (11,000)

Settlement of Other Class
 3C Claims                         1         92

Net loss for year 1992                               (53,454)
                              ______   ________    _________    ________

Balance at December 31, 1992     202    102,092     (108,556)    (11,000)

Collection on note
 receivable from shareholder                                       3,477

Cancellation of note
 receivable from shareholder                                       7,523

Issuance of note receivable
 from Griffin Group                                               (7,523)

Reduction of note receivable
 from Griffin Group applied
 to prepaid services                                               2,205

Net loss for year 1993                              (102,164)
                              ______   ________    _________    ________

Balance at December 31, 1993  $  202   $102,092    $(210,720)   $ (5,318)
                              ______   ________    _________    ________
__________________________________________________________________________

See Notes to Consolidated Financial Statements.

                      Resorts International, Inc.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - RESTRUCTURING OF SERIES NOTES
______________________________________

     The term "Company" as used herein includes Resorts International, Inc. ("RII") and/or one or more of its subsidiaries, as the context may require.

     The outstanding principal amount of RII's Senior Secured Redeemable Notes due April 15, 1994 (the "Series Notes") is $481,907,000. Including the interest due on the maturity date of approximately $36,000,000, RII's total obligation at maturity will amount to approximately $518,000,000. Sources of repayment or refinancing at maturity have been uncertain for some time; the Company has been working with its financial advisers on developing and analyzing financial alternatives, as well as developing a long-term financial plan, since late 1991.

     In this connection, management of the Company, with the assistance of its legal and financial advisers, engaged in discussions with representatives ("Fidelity" and "TCW") of major holders of Series Notes in an effort to reach an agreement as to the terms of a possible restructuring of the Series Notes. Further negotiations were conducted among the Company, Fidelity, TCW and an unrelated party ("SIIL") regarding SIIL's acquisition of a 60% interest in the Company's Paradise Island assets (the "SIHL Sale") through a subsidiary of SIIL ("SIHL") formed for that purpose. This process resulted in the filing by RII and certain of its subsidiaries on October 25, 1993 of a Form S-4 Registration Statement with the Securities and Exchange Commission. This Registration Statement describes in detail the restructuring (the "Restructuring") which RII and GGRI, Inc. ("GGRI"), RII's subsidiary which guaranteed the Series Notes, propose to accomplish through a prepackaged bankruptcy joint plan of reorganization (the "Plan"). On February 1, 1994, after certain amendments, the Registration Statement was declared effective. On February 5, 1994 the solicitation of acceptances of the Plan commenced with the mailing of the Information Statement/Prospectus for Solicitation of Votes on Prepackaged Plan of Reorganization, ballots and other materials to holders of Series Notes and equity interests in RII.

     The Restructuring contemplates, among other things, the exchange of the Series Notes for: (i) $125,000,000 principal amount of 11% Mortgage Notes due 2003 (the "RIHF Mortgage Notes") to be issued by Resorts International Hotel Financing, Inc. ("RIHF"), a newly formed subsidiary of RII, and guaranteed by Resorts International Hotel, Inc. ("RIH"), RII's subsidiary that owns and operates Merv Griffin's Resorts Casino Hotel in Atlantic City (the "Resorts Casino Hotel");
(ii) $35,000,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "RIHF Junior Mortgage Notes") to be issued by RIHF and guaranteed by RIH; (iii) 40% of RII's common stock on a fully diluted basis (excluding certain stock options); (iv) either (a) $65,000,000 in cash, plus interest at an annual rate of 7.5% from January 1, 1994 through the closing date of the SIHL Sale, plus 40% of the capital stock of SIHL, representing the consideration received from the proposed SIHL Sale, or, if the SIHL Sale is not consummated, (b) 100% of the equity of P.I. Resorts Limited ("PIRL"), a subsidiary of RII which was recently formed to be a holding company in the event of the spin-off (the "PIRL Spin-Off") of 100% of the equity of RII's Bahamian subsidiaries and, through subsidiaries, the assets of RII and certain of its domestic subsidiaries which support the Company's Bahamian operations, and related liabilities; (v) the Company's Excess Cash, as defined in the Plan, which is estimated to be at least $30,000,000 and
(vi) rights to receive distributions in respect of units of beneficial interest owned by RII in a litigation trust (the "Litigation Trust") established pursuant to RII's 1990 plan of reorganization.

     The Restructuring also provides for certain funds or accounts managed by Fidelity to enter into a senior credit facility with RIHF (the "RIHF Senior Facility") which will allow RIHF to borrow up to $20,000,000 through the issuance of notes. The RIHF Senior Facility is to be available for a single borrowing during the one-year period from the date the Plan becomes effective. Notes issued pursuant to the RIHF Senior Facility will bear interest at 11% per year and mature in 2002.

     Consummation of the Plan is subject to a number of conditions including, but not limited to, confirmation by the Bankruptcy Court and receipt of required regulatory approvals of the New Jersey Casino Control Commission (the "Casino Control Commission") and the
Government of The Bahamas.

     For the Plan to be confirmed by the Bankruptcy Court, the Plan must comply with various requirements of the Bankruptcy Code. Also, to confirm the Plan on a consensual basis, acceptances must be received from (i) holders of Series Notes constituting at least 66 2/3% in principal amount and more than 50% in number of those voting and (ii) at least 66 2/3% each of RII's common stock and outstanding stock options voted. In addition to the vote required by the Bankruptcy Code, a condition to confirmation of the Plan is the entry of an order declaring that certain security documents (the "Security Documents") under which the liens on the property securing the Series Notes were granted or created shall be deemed released and terminated. To effectuate such termination and release consensually, the record holders of at least 66 2/3% in aggregate principal amount of the outstanding Series Notes and the record holders of at least a majority in aggregate principal amount of each series of the Series Notes must consent to the termination of the Security Documents. There are several other conditions to confirmation of the Plan which, subject to the approval of Fidelity and TCW (in certain circumstances), may be waived by RII and GGRI.

     The solicitation period ended on March 15, 1994. The solicitation agent has advised the Company that it has received the requisite acceptances for confirmation of the Plan and sufficient consents to release the Security Documents. The Company intends to proceed with the filing of its prepackaged bankruptcy cases; however, there can be no assurance as to whether or when the Restructuring will be effected, or that any restructuring that may ultimately be consummated will be on terms similar to those of the Restructuring.

     For information as to revenues and contribution to consolidated loss before income taxes of the operations to be disposed of pursuant to the Restructuring (through either the SIHL Sale or the PIRL
Spin-Off) see the segment tables included in "ITEM 7. MANAGEMENT'S

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS."  Operations to be disposed of include the Paradise
Islandportion of the casino/hotel segment, the Paradise Island portion of the real estate related segment and the airline segment.

     Recapitalization costs in 1993 and 1992 include costs of financial advisers retained to assist in the development and analysis of financial alternatives which would enable the Company to reduce its future debt service requirements and other legal and advisory fees incurred in connection with the currently proposed Restructuring.

Event of Default
________________

     As of September 30, 1993, RII was not in compliance with its covenant contained in the indenture for the Series Notes (the "Series
Note Indenture") to maintain a Tangible Net Worth, as defined in the Series Note Indenture, of at least $50,000,000. Since that date RII's Tangible Net Worth has continued to decline. On February 2, 1994, 30 days after receiving notice of such default from the trustee for the Series Notes (the "Series Note Trustee"), this default became an Event of Default. Upon the occurrence of an Event of Default, the Series Note Trustee may accelerate the maturity of the Series Notes by declaring all unpaid principal of and accrued interest on the Series Notes due and payable or may foreclose upon the collateral securing the Series Notes (the "Collateral"). (See Note 7 for a description of the Collateral.) In addition, the holders of 40% in principal amount of the Series Notes then outstanding may require the Series Note Trustee to accelerate the maturity of the Series Notes.

     If the Series Note Trustee accelerates the maturity of the Series Notes or forecloses upon the Collateral, RII and GGRI, as guarantor of the Series Notes, and certain of their subsidiaries whose assets are pledged to secure the Series Notes (including RIH and Resorts International (Bahamas) 1984 Limited ("RIB"), RII's indirect subsidiary, which together with its subsidiaries owns and operates the Company's Bahamian properties) would be forced to seek immediate protection under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). If such events occur, there can be no assurance that the Restructuring would be implemented, that a reorganization of RII and GGRI rather than a liquidation would occur or that any reorganization that might occur would be on terms as favorable to the holders of Series Notes and holders of RII's common stock as the terms of the Plan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
___________________________________________________

Principles of Consolidation
___________________________

     The consolidated financial statements include the accounts of RII and all significant subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The accounts of foreign subsidiaries are maintained in U.S. dollars.

Revenue Recognition
___________________

     The Company records as revenue the win from casino gaming activities which represents the difference between amounts wagered and amounts won by patrons. Revenues from hotel and related services and from theatre ticket sales are recognized at the time the related service is performed.

Complimentary Services
______________________

     The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The rooms, food and beverage, and other casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department for complimentary services provided to casino patrons. These allocations do not necessarily represent the incremental cost of providing such complimentary services to casino patrons. Amounts allocated to the casino department from the other operating departments were as follows:

(In Thousands of Dollars)             1993        1992        1991
______________________________________________________________________

Rooms                               $ 4,470     $ 3,738     $ 3,563
Food and beverage                    20,353      20,805      19,254
Other casino/hotel operations         7,412       6,408       5,839
                                    _______     _______     _______

Total allocated to casino           $32,235     $30,951     $28,656
                                    _______     _______     _______
______________________________________________________________________

Cash Equivalents
________________

     The Company considers all of its short-term money market securities purchased with maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value due to the short maturity of these instruments.

Inventories
___________

     Inventories of provisions, supplies and spare parts are carried at the lower of cost (first-in, first-out) or market.

Property and Equipment
______________________

     Property and equipment are depreciated over their estimated useful lives using the straight-line method for financial reporting purposes.

Casino Reinvestment Development Authority ("CRDA") Obligations
______________________________________________________________

     Under the New Jersey Casino Control Act ("Casino Control Act"), the Company is obligated to purchase CRDA bonds, which will bear a below-market interest rate, or make an alternative qualifying investment. The Company charges to expense an estimated discount related to CRDA investment obligations as of the date the obligation arises based on fair market interest rates of similar quality bonds in existence as of that date. On the date the Company actually purchases the CRDA bond, the estimated discount previously recorded is adjusted to reflect the actual terms of the bonds issued and the then existing fair market interest rate for similar quality bonds.

     The discount on CRDA bonds purchased is amortized to interest income over the life of the bonds using the effective interest rate method.

Payment-In-Kind ("PIK") Interest Accrual
________________________________________

     When the Company elects to satisfy its interest obligations through PIK instead of cash interest payments, for financial statement purposes, such interest is accrued at the estimated market value of the notes to be issued. The discount resulting from the difference between face value and estimated market value of the additional notes decreases interest expense of the current period and is amortized to expense over the remaining life of the issue.

Income Taxes
____________

     RII and all of its domestic subsidiaries file consolidated U.S. federal income tax returns.

     For the years 1991 and 1992, the Company accounted for income taxes under the liability method prescribed by Statement of Financial Accounting Standards No. 96 ("SFAS 96"), "Accounting for Income Taxes." Under this method, the deferred tax liability is determined based on the difference between the financial reporting and tax bases of assets and liabilities and enacted tax rates which will be in effect for the years in which the differences are expected to reverse. The deferred tax liability is reduced by cumulative tax credits and losses being carried forward for tax purposes, subject to applicable limitations.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 supersedes SFAS 96 but retains the liability method of accounting for income taxes. Among other changes, SFAS 109 changed the recognition and measurement criteria for deferred tax assets included in SFAS 96.

     There are no income taxes in The Bahamas and the income of RII's subsidiaries in The Bahamas is generally not subject to U.S. federal income taxation until it is distributed to a U.S. parent. Deferred federal income taxes are provided on the undistributed earnings of Bahamian subsidiaries.

Per Share Data
______________

     Per share data was computed using the weighted average number of shares of common stock outstanding.

NOTE 3 - CASH EQUIVALENTS
_________________________

     Cash equivalents and restricted cash equivalents at December 31, 1993 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with the institutions listed in the following table under which the Company had not taken delivery of the underlying securities. These agreements matured January 3, 1994 except for $596,000 with City National Bank of Florida which matured January 31, 1994.

(In Thousands of Dollars)
_______________________________________________________________________

City National Bank of Florida                        $14,634

National Westminster Bank NJ                         $ 5,945

First Fidelity Bank N.A., South Jersey               $ 4,780

Summit Trust Company                                 $ 4,278
_______________________________________________________________________

     The Company's cash equivalents at December 31, 1993 also included U.S. Treasury Bills and bank time deposits.

NOTE 4 - RESTRICTED CASH EQUIVALENTS
____________________________________

     Components of restricted cash equivalents at December 31 were as follows:

(In Thousands of Dollars)                         1993           1992
_______________________________________________________________________

Amount, including interest earned,
 on deposit with trustee for
 Litigation Trust                               $ 4,278        $ 4,969
Escrow for the SIHL Sale                          4,000
Showboat Lease payments
 and interest earned thereon
 held by trustee (see Note 11)                    3,405          3,303
Collateral account for Series Notes               1,220          1,183
Cash equivalents securing letters
 of credit and other guarantees                   1,345            614
                                                _______        _______

                                                $14,248        $10,069
                                                _______        _______
_______________________________________________________________________

     If the agreement for the SIHL Sale is terminated, under certain circumstances RII may be required to reimburse certain of SIHL's expenses. Escrow for the SIHL Sale represents funds set aside for that purpose pursuant to a related escrow agreement.

NOTE 5 - RECEIVABLES
____________________

     Components of receivables at December 31 were as follows:

(In Thousands of Dollars)                         1993           1992
_______________________________________________________________________

Gaming                                          $15,566        $19,476
  Less allowance for doubtful accounts           (6,598)        (6,952)
                                                _______        _______
                                                  8,968         12,524
                                                _______        _______
Non-gaming:
  Hotel and related                               6,131          5,850
  Other trade                                     2,560          2,970
  Interest on note receivable from
   related party                                    271            927
  Contracts and notes                               212            211
  Bahamian duty refunds receivable                   48            719
  Refundable state income taxes                      36            499
  Other                                           2,347          2,969
                                                _______        _______
                                                 11,605         14,145
  Less allowance for doubtful accounts           (1,276)        (1,212)
                                                _______        _______
                                                 10,329         12,933
                                                _______        _______

                                                $19,297        $25,457
                                                _______        _______
_______________________________________________________________________

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
_________________________________________________

     Components of accounts payable and accrued liabilities at December 31 were as follows:

(In Thousands of Dollars)                         1993           1992
_______________________________________________________________________

Accrued interest                                $18,464        $ 9,928
Accrued payroll and related taxes and
 benefits                                        16,277         16,178
Customer deposits and unearned revenues           9,768          7,976
Trade payables                                    8,524          6,701
Accrued gaming taxes, fees and related
 assessments                                      7,719          8,166
Litigation Trust and related expenses             3,513          4,327
Accrued costs of recapitalization                 3,510          2,372
Other accrued liabilities                        16,389         16,024
                                                _______        _______

                                                $84,164        $71,672
                                                _______        _______
_______________________________________________________________________

NOTE 7 - LONG-TERM DEBT
_______________________

     Pursuant to the Company's 1990 plan of reorganization, RII issued the Series Notes, consisting of the Series A Notes and the Series B Notes, and the First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000 (the "Showboat Notes").

     The carrying value and fair value by component of long-term debt at December 31 were as follows:

                                     1993                  1992
                             ____________________  ____________________
                             Carrying     Fair     Carrying     Fair
(In Thousands of Dollars)      Value      Value      Value      Value
_______________________________________________________________________

Series A Notes               $ 262,531  $ 176,552  $230,410   $131,334
  Less unamortized discount     (8,331)             (24,636)
                             _________             ________
                               254,200              205,774
                             _________             ________

Series B Notes                 219,376    147,530   190,182    107,453
  Less unamortized discount     (7,447)             (19,265)
                             _________             ________
                               211,929              170,917
                             _________             ________

Showboat Notes                 105,333     94,800   105,333     88,480
  Less unamortized discount    (20,452)             (22,485)
                             _________             ________
                                84,881               82,848

Capitalized leases                 355        355     2,001      2,001
                             _________  _________  ________   ________
                               551,365    419,237   461,540    329,268
  Less due within one year    (466,336)  (324,289)     (828)      (828)
                             _________  _________  ________   ________

                             $  85,029  $  94,948  $460,712   $328,440
                             _________  _________  ________   ________
_______________________________________________________________________

     The fair value presented above for the Company's long-term debt is based on December 31 closing market prices for publicly traded debt and carrying value for capitalized leases, because capitalized leases are not considered material to the total.

     The Series Notes are guaranteed as to payment of principal and interest by GGRI, the subsidiary of RII which, through its Bahamian subsidiaries, owns and operates the Company's Bahamian properties, and are secured by the Collateral described below. The Series A Notes and the Series B Notes will rank pari passu with respect to amounts realized upon any sale or other disposition of the Collateral.

     The Collateral consists of:

     (i) RII's fee and leasehold interests in substantially all of its real properties other than the 99-year net lease of a 10 acre site underlying the Showboat Casino Hotel in Atlantic City (the "Showboat Lease") and the real property that is subject to the Showboat Lease;

     (ii) the fee and leasehold interests in the real and personal property of Resorts Casino Hotel and the contiguous parking garage which interests are owned by RIH,

     (iii) all of the outstanding capital stock of RIH and GGRI and all of RII's other direct and indirect domestic subsidiaries;

     (iv) promissory notes made by RIH in the aggregate principal amount of $325,000,000;

     (v) 66% of the outstanding voting stock and 100% of the non-voting stock of RIB, the Bahamian subsidiary of GGRI which together with its subsidiaries owns and operates the Company's
Bahamian properties; and

     (vi) a $50,000,000 promissory note made by RIB and guarantees thereof by certain of RIB's subsidiaries.

     The Collateral described above consists of substantially all of the assets of the Company other than the Showboat Lease and the real property that is subject to the Showboat Lease.

     The Series Notes bear interest as follows:

                                              Series A    Series B
_______________________________________________________________________

     April 11, 1990 through April 15, 1991       6%
     May 8, 1990 through April 15, 1991                     11%
     Year ended April 15, 1992                   9%         15%
     Year ended April 15, 1993                  12%         15%
     Year ending April 15, 1994                 15%         15%
_______________________________________________________________________

     Interest on the Series Notes is payable semi-annually on April 15 and October 15 in each year. The Series Note Indenture allowed RII to satisfy all or any portion of interest accruing on the Series Notes to date by making PIK payments.

     On each interest payment date through October 15, 1993, the Company elected to make PIK payments. The cumulative principal amounts of Series A and Series B Notes issued to satisfy such interest obligations were $75,031,000 and $80,626,000, respectively.

     In accordance with the Company's 1990 plan of reorganization, $1,250,000 principal amount of Series B Notes were issued through December 31, 1993 in settlement of certain claims ("Other Class 3C Claims") against RII and certain of its subsidiaries which were outstanding as of the date the Company filed for relief under the Bankruptcy Code. Additional Series B Notes may be issued in the future in settlement of Other Class 3C Claims.

     The Series Note Indenture contains certain restrictive covenants on the part of RII, including restrictions on (i) the payment of cash dividends or redemptions of capital stock by RII; (ii) the repurchase of any Series Notes other than at par, unless certain conditions are met; (iii) the incurrence of additional indebtedness, with certain exceptions; (iv) mergers and consolidations with entities other than affiliates of RII; and (v) the ability of RII and its subsidiaries to sell their assets.

     As discussed in Note 1, an Event of Default has occurred with respect to the Series Notes. Also as discussed in Note 1, the Company intends to restructure the Series Notes as proposed in the Restructuring; however, there can be no assurance as to whether or when such Restructuring will be effected.

     The Showboat Notes are non-recourse notes, secured by a mortgage encumbering the real property which is subject to the Showboat Lease, by a collateral assignment of the Showboat Lease, and by a pledge of any proceeds of the sale of such mortgage and collateral assignment.

     Interest on the Showboat Notes consists of a pass-through
(subject to certain adjustments) of the lease payments received under the Showboat Lease. See Note 11 for a description of the Showboat Lease. Interest is payable semi-annually on January 15 and July 15.

     The weighted average effective interest rates on RII's publicly held debt at December 31, 1993 were as follows: Series A Notes -
27.7%; Series B Notes - 28.7%; and Showboat Notes - 11.1%.

     Minimum principal payments of long-term debt outstanding as of December 31, 1993, for the five years thereafter are as follows: 1994
- - $482,114,000; 1995 - $140,000; 1996 - $8,000; 1997 - None; 1998 -
None.

NOTE 8 - SHAREHOLDERS' DEFICIT
______________________________

     RII is authorized to issue 50,000,000 shares of common stock. Of the 20,157,234 outstanding at December 31, 1993, 20,000,000 were issued in 1990 as the Company emerged from bankruptcy proceedings, 20,000 were awarded to certain members of RII's Board of Directors in 1991, and 137,234 were issued in settlement of Other Class 3C Claims. Additional shares of RII's common stock may be issued in the future in settlement of Other Class 3C Claims.

     See Note 10 for a description of notes receivable from related parties.

NOTE 9 - STOCK OPTION PLAN
__________________________

     The Resorts International, Inc. Senior Management Stock Option Plan (the "1990 Stock Option Plan") authorizes the grant of stock options to members of the Company's management. The number of shares which may be granted under the 1990 Stock Option Plan may not exceed 10% of the shares of Common Stock Outstanding, as defined in the 1990 Stock Option Plan, subject to adjustment. Pursuant to the 1990 Stock Option Plan, options to purchase up to 5% of the shares of Common Stock Outstanding could be granted to David P. Hanlon, who was the President and Chief Executive Officer of RII until October 31, 1993; the remaining options could be granted to other eligible employees at the discretion of a committee appointed by the Board of Directors of RII.

     In 1991 the Company granted an option to Mr. Hanlon to purchase 5% of the Common Stock Outstanding at an exercise price of $1.875 per share, the fair market value on the date of grant. Although Mr. Hanlon's employment with the Company terminated effective October 31, 1993, pursuant to an agreement dated September 27, 1993 between RII and Mr. Hanlon, Mr. Hanlon is to retain his option until its expiration on October 31, 1997. This option was fully exercisable at December 31, 1993.

     In addition to Mr. Hanlon's option, options to purchase the following shares of RII's common stock were outstanding at December 31, 1993:

       Exercise           Options            Options
        Price           Outstanding        Exercisable
_______________________________________________________________________

        $1.875            634,000            627,000
        $1.75              30,000             10,000
                          _______            _______
                          664,000            637,000
                          _______            _______
_______________________________________________________________________

     No shares were issued in connection with the exercise of stock options during 1991, 1992 or 1993.

NOTE 10 - RELATED PARTY TRANSACTIONS
____________________________________

License and Services Agreements
_______________________________

     Pursuant to the Company's 1990 plan of reorganization, Merv Griffin, Chairman of RII's Board of Directors, The Griffin Group, Inc. (the "Griffin Group"), a corporation owned by Mr. Griffin, and RII entered into a License and Services Agreement. Pursuant to this agreement, for the two years ended September 16, 1992, RII was granted a non-exclusive license to use Mr. Griffin's name and likeness to promote its facilities and operations and Mr. Griffin agreed to act as Chairman of the Board of RII and to provide certain other services without compensation, subject to certain conditions relating principally to the continuation of his control of the Company.

     In April 1993, RII, RIH and Griffin Group entered into a License and Services Agreement (the "New Griffin Services Agreement") effective as of September 17, 1992. Pursuant to this agreement, Griffin Group granted RII and RIH a non-exclusive license to use the name and likeness of Merv Griffin to advertise and promote the Company's facilities and operations. Also pursuant to the New Griffin Services Agreement, Mr. Griffin is to provide certain services to the Company, including serving as Chairman of the Board of RII and as a host, producer and featured performer in various shows to be presented in Resorts Casino Hotel, and furnishing marketing and consulting services.

     The New Griffin Services Agreement is to continue until the later of September 17, 1996 or the fourth anniversary of the consummation of a Reorganization (as defined, which would include a restructuring such as that discussed in Note 1) of RII; but in no event shall the term extend beyond September 17, 1997. If a Reorganization has not been consummated by September 17, 1996, the New Griffin Services Agreement shall terminate on that date. The New Griffin Services Agreement provides for earlier termination under certain circumstances including, among others, a change of control (as defined) of the Company and Mr. Griffin ceasing to serve as Chairman of the Board of RII. The Restructuring described in Note 1 contemplates that the New Griffin Services Agreement will remain in place.

     The New Griffin Services Agreement provides for compensation to Griffin Group in the amount of $2,000,000 for the year ended September 16, 1993, and in specified amounts for each of the following years, which increase at approximately 5% per year. In accordance with the

New Griffin Services Agreement, upon signing, the Company paid Griffin Group $4,100,000, representing compensation for the first two years. Thereafter, the New Griffin Services Agreement calls for annual payments on September 17, each representing a prepayment for the year ending two years hence. In lieu of paying in cash, at the Company's option, it may satisfy its obligation to make any of the payments required under the New Griffin Services Agreement by reducing the amount of the Group Note described below. In September 1993 the Company notified Griffin Group that it would satisfy its obligation to make the $2,205,000 payment for the year ending September 16, 1995 by reducing the Group Note by that amount. In the event of an early termination of the New Griffin Services Agreement, and depending on the circumstances of such early termination, all or a portion of the compensation paid to Griffin Group in respect of the period subsequent to the date of termination may be required to be repaid to the Company.

     The New Griffin Services Agreement also provides for the issuance to Griffin Group, on the effective date of a Reorganization of RII, of warrants (the "Griffin Warrants") to purchase 10% of the common stock of the reorganized entity on a fully diluted basis. In connection with the events described in Note 1, RII's Board of Directors subsequently approved certain revisions to the exercise price of the Griffin Warrants. The Griffin Warrants are to be exercisable at the lesser of (i) the average market price of RII's common stock for the 20 trading days following the effective date of a Reorganization and
(ii) $1.875.

     The Company agreed to indemnify, defend and hold harmless Griffin Group and Mr. Griffin against certain claims, losses and costs, and to maintain certain insurance coverage with Mr. Griffin and Griffin Group as named insureds.

Notes Receivable from Related Parties
_____________________________________

     Pursuant to the Company's 1990 plan of reorganization, in September 1990 RII received $12,345,000 in cash and an $11,000,000 promissory note (the "Griffin Note") from Merv Griffin for certain shares of RII common stock purchased by him. In April 1993, in accordance with the New Griffin Services Agreement, Mr. Griffin made a partial payment of $4,100,000 on this note comprised of $3,477,000 principal and $623,000 accrued interest. The Griffin Note, which then had a remaining balance of $7,523,000, was cancelled and a new note from Griffin Group (the "Group Note") in the amount of $7,523,000 was substituted therefor. As noted above, in September 1993 the balance of the Group Note was reduced by $2,205,000. The Group Note, which is unconditionally guaranteed as to principal and interest by Mr. Griffin, due on demand and bears interest at the rate of 3% per annum, comprises the note receivable from related party reflected on the accompanying Consolidated Balance Sheet as of December 31, 1993.

Other
_____

     The Company reimbursed Griffin Group $181,000, $396,000, and
$358,000 for charter air services related to Company business rendered in 1993, 1992 and 1991, respectively.

     In 1993 and 1992 the Company agreed to pay $100,000 and provided certain facilities, labor and accommodations to subsidiaries of January Enterprises, Inc. ("January Enterprises"), of which Merv

Griffin is Chief Executive Officer, in connection with the production of the live television broadcast of "Merv Griffin's New Year's Eve Special" from Resorts Casino Hotel. In 1991 "Merv Griffin's New Year's Eve Special" was broadcast from Resorts Casino Hotel by another subsidiary of January Enterprises. The Company provided facilities, labor and accommodations relative to that production as well. Also, in 1991 the Company paid $235,000 and provided certain facilities and personnel to a subsidiary of January Enterprises for the production of the "Ruckus Game Show" in the Company's facilities. The Company received certain promotional considerations in connection with the television broadcast of these shows.

     Antonio C. Alvarez II, a shareholder of Alvarez & Marsal, Inc., has been a member of the Board of Directors of RII since September 1990. The Company paid Alvarez & Marsal, Inc. $300,000 and $241,000 for financial advisory services rendered in 1992 and 1991, respectively.

     Warren Cowan, who was Chairman of Rogers & Cowan, Inc. until July 1992, has been a member of the Board of Directors of RII since
September 1990. The Company paid Rogers & Cowan, Inc. $128,000 and $147,000 for public relations services rendered for the Company's
Atlantic City and Paradise Island properties in 1992 and 1991, respectively.

NOTE 11 - SHOWBOAT LEASE
________________________

     The Company leases to a subsidiary ("ACS") of Showboat, Inc., a resort and casino operator, approximately 10 acres of land adjacent to the Boardwalk in Atlantic City. Under the 99-year net lease, lease payments are payable in equal monthly installments on the first day of each month. The annual lease payment for the lease year ending March 31, 1994, is $8,118,000. The lease payment is to be adjusted annually, as of April 1, for changes in the consumer price index.

     Pursuant to the lease agreement, the Company is unable to transfer its interest in the lease, other than to an affiliate, without giving ACS the opportunity to purchase such interest at terms no less favorable than agreed to by any other party.

     As described in Note 7, the Showboat Notes are secured by a mortgage encumbering the real property which is subject to the Showboat Lease, by a collateral assignment of the Showboat Lease, and by a pledge of any proceeds of the sale of such mortgage and collateral assignment. Lease payments under the Showboat Lease are required to be passed-through to holders of the Showboat Notes.

NOTE 12 - RETIREMENT PLANS
__________________________

     RII and certain of its subsidiaries participate in a defined contribution plan covering substantially all of their non-union, full-time employees. The Company makes contributions to this plan based on a percentage of eligible employee contributions. Total pension expense for this plan was $804,000, $767,000 and $740,000 in 1993, 1992 and 1991, respectively.

     In 1991 the Company recorded a gain of $344,000 resulting from the settlement of a defined benefit plan which was terminated in 1989. Net periodic pension income for this plan for 1991 amounted to $121,000.

     In addition to the plans described above, union and certain other employees of several subsidiary companies are covered by multi-employer defined benefit pension plans to which subsidiaries make contributions. Such contributions totalled $1,392,000, $1,403,000 and $2,404,000 in 1993, 1992 and 1991, respectively.

NOTE 13 - INCOME TAXES
______________________

     As discussed in Note 2, the Company adopted SFAS 109 effective January 1, 1993. There was no effect on the accompanying Consolidated Statements of Operations nor was there a cumulative effect of adopting SFAS 109.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1993 were as follows:

(In Thousands of Dollars)
_______________________________________________________________________

Deferred tax liabilities:
  Basis differences on property and equipment            $ (85,200)
  Other                                                     (3,100)
                                                         _________
    Total deferred tax liabilities                         (88,300)
                                                         _________

Deferred tax assets:
  Net operating loss carryforwards                         259,900
  Basis differences on debt                                 15,100
  Book reserves not yet deductible for tax                  17,100
  Tax credit carryforwards                                   2,900
  Other                                                      5,300
                                                         _________
    Total deferred tax assets                              300,300

  Valuation allowance for deferred tax assets             (266,000)
                                                         _________
    Deferred tax assets, net of valuation allowance         34,300
                                                         _________

Net deferred tax liabilities                             $ (54,000)
                                                         _________
_______________________________________________________________________

     In August 1993 tax law changes were enacted which resulted in an increase in the Company's federal income tax rate. The increase resulted in a $1,000,000 increase in the Company's deferred income tax liability and a deferred income tax provision of the same amount.

     During 1992 the Company received federal income tax refunds of $1,348,000 when the audit of the Company's 1981 and 1982 tax returns was completed. Such amount was recorded as a federal income tax benefit in 1992. During 1991 the Company received a federal income tax refund of $831,000. The refund related to the carryback of certain 1983 credits to 1980 and was issued when the examination of the Company's 1983 tax return was waived. Such amount was recorded as a federal income tax benefit in 1991.

     Net operating losses were generated for federal tax purposes in 1993, 1992 and 1991, so no current federal tax provision was recorded in those years. No state tax provision was recorded in those years due to the utilization of state net operating loss carryforwards in states where the Company generated taxable income.

     The effective income tax rate on the loss before income taxes varies from the statutory federal income tax rate as a result of the following factors:

                                          1993       1992         1991
_______________________________________________________________________

Statutory federal income
 tax rate                               (35.0%)     (34.0%)     (34.0%)

Net operating losses for
 which no tax benefit
 was recognized                          34.7%       33.6%       33.4%

Income taxes refunded                                (2.5%)      (2.0%)

Other, including impact
 of increase in tax rate
 in 1993                                  1.3%         .4%         .6%
                                       _______     _______     _______

Effective tax expense
 (benefit) rate                           1.0%       (2.5%)      (2.0%)
                                       _______     _______     _______
_______________________________________________________________________

     The Company provides deferred taxes on the unremitted earnings of its Bahamian subsidiaries by allowing for the sale of the Bahamian assets in the SFAS 109/SFAS 96 computations as it is the intention of the Company to sell its Bahamian assets. The Company anticipates that taxes on any such sale will be offset by net operating loss carryforwards under the provisions of the Internal Revenue Code for gains existing as of the date of change in ownership.

     For federal tax purposes the Company had net operating loss carryforwards of approximately $742,000,000 at December 31, 1993. Of this amount, approximately $260,000,000 is not limited as to use and expires from 2005 through 2008. Due to a change of ownership of RII in 1990, the balance of the tax loss carryforward which expires from 1999 through 2005 is limited in its availability to offset future taxable income of the Company. Though otherwise limited, such loss carryforwards would be available to offset gains on sales of assets owned at the date of change in ownership of the Company which are sold within five years of that date.

     At December 31, 1993 RII and its subsidiaries had significant net operating loss carryforwards in New Jersey, which expire from 1994 through 1999, and in Florida, which expire from 1994 through 2008.

     Also, for federal tax purposes, the Company had tax credit carryforwards of $2,900,000 at December 31, 1993 which expire from 1998 through 2008.

     The source of loss before income taxes was as follows:

(In Thousands of Dollars)              1993        1992        1991
_______________________________________________________________________

U.S. source loss                    $ (81,542)   $(41,526)   $(30,095)
Foreign source loss                   (19,622)    (13,276)    (12,307)
                                    _________    ________    ________

Loss before income taxes  $(101,164)             $(54,802)   $(42,402)
                          _________              ________    ________
_______________________________________________________________________

NOTE 14 - STATEMENTS OF CASH FLOWS
__________________________________

     Supplemental disclosures required by Statement of Financial
Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

(In Thousands of Dollars)                1993       1992        1991
_______________________________________________________________________

Reconciliation of net loss to net
 cash provided by operating
 activities:
  Net loss                            $(102,164)  $(53,454)   $(41,571)
  Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
    Depreciation                         27,924     25,322      23,814
    Amortization (principally debt
     discount)                           51,251     37,565      32,415
    Interest expense settled by
     issuance of long-term debt          40,268     31,165      19,584
    Provision for doubtful
     receivables                          2,889      4,047       6,373
    Provision for discount on
     CRDA obligations                     1,541      1,451       1,574
    Deferred tax provision                1,000
    Recapitalization costs                8,789      2,848
    Stock awards                                                    34
    Net loss on sales of
     property and equipment                 220        113         533
    Net (increase) decrease in
     accounts receivable                  2,236      2,744      (9,719)
    Net (increase) decrease in
     inventories and prepaids              (849)       429        (433)
    Net (increase) decrease in
     deferred charges and other assets     (416)    (1,499)        296
    Net increase (decrease) in
     accounts payable and accrued
     liabilities                         11,327    (10,299)     (4,241)
                                      _________   ________    ________

    Net cash provided by operating
     activities                       $  44,016   $ 40,432    $ 28,659
                                      _________   ________    ________

Non-cash investing and financing
 transactions:
  Exchange of note receivable from
   shareholder for note receivable
   from Griffin Group                 $   7,523
  Reduction in note receivable from
   Griffin Group applied to prepaid
   services                           $   2,205
  Increase in liabilities for
   additions to property and
   equipment and other assets         $     632   $    112    $  1,180
  Reclassifications to other
   assets from receivables
   and property and equipment         $     450   $    337    $    674
  Other Class 3C Claims settled for
   common stock and Series B Notes                $    227    $  1,448
______________________________________________________________________

NOTE 15 - COMMITMENTS AND CONTINGENCIES
_______________________________________

CRDA
____

     The Casino Control Act, as originally adopted, required a licensee to make investments equal to 2% of the licensee's gross revenue (as defined under the Casino Control Act) (the "investment obligation") for each calendar year, commencing in 1979, in which such gross revenue exceeded its "cumulative investments" (as defined in the Casino Control Act). A licensee had five years from the end of each calendar year to satisfy this investment obligation or become liable for an "alternative tax" in the same amount. In 1984 the New Jersey legislature amended the Casino Control Act so that these provisions now apply only to investment obligations for the years 1979 through 1983.

     Effective for 1984 and subsequent years, the amended Casino Control Act requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA, or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee's gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Since 1985, a licensee has been required to make quarterly deposits with the CRDA against its current year investment obligation.

     An analysis of RIH's investment obligations under the Casino
Control Act and RIH's means of settlement since 1979 follows:

(In Thousand of Dollars)    1979-1983      1984-1993        Total
_______________________________________________________________________

Investment obligations      $(21,637)      $(29,172)      $(50,809)

Means of settlement:
 Housing related
  investments under
  audit                       13,104                        13,104

 Housing related
  investments
  previously approved          1,000                         1,000

 CRDA deposits/bond
  purchases                    7,533         28,479         36,012
                            ________       ________       ________

Remaining investment
 obligation at
 December 31, 1993,
 which was deposited
 in January 1994            $    -0-       $   (693)      $   (693)
                            ________       ________       ________
_______________________________________________________________________

     With regard to the housing related investments under audit, in January 1988 the CRDA notified the Company of its interpretation as to the periods of time during which expenditures could be made to satisfy investment obligations. CRDA's interpretation differs from RIH's and if found to be correct would decrease the amount of RIH's qualifying expenditures by approximately $5,000,000 to $6,000,000. RIH believes that its interpretation is correct and intends to contest this issue.

     RIH also received a letter dated November 9, 1989, from the State of New Jersey Department of the Treasury (the "Treasury") stating that the housing related investments made by RIH were not sufficient to meet its investment obligation for the years 1979 through 1983. The letter also stated that alternative tax in the amount of $21,637,000 was due for those years, in addition to penalties and interest thereon which amounted to $12,514,000 as of the date of the letter. As set forth in the table above, the Company believes that $8,533,000 of such obligations have been settled; $7,533,000 in cash and $1,000,000 by previously approved housing related investments. Also, the Company has received audit reports issued by an agency acting on behalf of the Treasury identifying $10,165,000 of project development costs available for investment credit towards the investment obligation. This leaves a total of $2,939,000 of housing related investments under audit in question. The Company has notified the Treasury that it takes exception to the Treasury's computation of amounts due. Further, the Company believes that the $2,939,000 of housing related investments in question will be found, under further audit, to have been satisfied.

     Although these matters have been dormant for some time, the Company was recently verbally contacted by the Treasury and expects further communication regarding the Treasury's proposal for a resolution of these matters in the near future. If the CRDA's interpretation as to the periods of time during which qualifying expenditures can be made is found to be correct, or if the Treasury's issue is determined adversely, RIH could be required to pay the relevant amount in cash to the CRDA. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from these issues will not have a material adverse effect on the accompanying consolidated financial statements.

     As reflected in the table above, through December 31, 1993, RIH had made CRDA deposits/bond purchases totalling $36,012,000. However, in August 1989 RIH donated $12,048,000 to the CRDA in exchange for which RIH was relieved of its obligation to purchase CRDA bonds of $18,193,000. Because RIH already had the $18,193,000 for bond purchases on deposit with the CRDA, the difference between this amount and the amount of the donation, or $6,145,000, was refunded to RIH in August 1989. Thus, at December 31, 1993, RIH had a remaining balance of $4,873,000 face value of bonds issued by the CRDA and had $12,946,000 on deposit with the CRDA. These bonds and deposits, net of an estimated discount charged to expense to reflect the below-market interest rate payable on the bonds, were recorded as other assets in the Company's Consolidated Balance Sheets.

     RIH records charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges in 1993, 1992 and 1991 for discounts on obligations arising in those years were $1,541,000, $1,451,000 and $1,574,000, respectively.

Litigation
__________

     RII and certain of its subsidiaries are defendants in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

NOTE 16 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION
_____________________________________________________

     Schedules of geographic and business segment information relating to (i) revenues, (ii) contribution to consolidated loss before income taxes and (iii) identifiable assets, depreciation and capital additions are included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                                                           SCHEDULE II
                                                                                           ___________

                              Resorts International, Inc. and Subsidiaries
                                 AMOUNTS RECEIVABLE FROM RELATED PARTIES
                                        (In Thousands of Dollars)

                             Balance at                      Deductions               Balance at
                                                        ____________________
                             beginning                    Amounts                    end of period
                                                                                 _____________________
                             of period     Additions     Collected    Other      Current   Not current
                             __________    _________    __________   _______     _______   ___________
For the year ended
 December 31, 1993:

   Merv Griffin (A)            $11,000                   $(3,477)    $(7,523)         -0-
   Griffin Group (B)                        $7,523                   $(2,205)    $ 5,318

For the year ended
 December 31, 1992:

   Merv Griffin (A)            $11,000                                           $11,000

For the year ended
 December 31, 1991:

   Merv Griffin (A)            $11,000                                           $11,000


(A)   Pursuant to the Old Plan, the Company received cash and this promissory note from Merv Griffin for the purchase of RII Common Stock.  This note was due on demand after September 17, 1991 and bore interest at the rate of 8% per annum.  In April 1993, the Company received a payment from
      Mr. Griffin which reduced the principal balance by $3,477,000.  The remaining principal balance of $7,523,000 was cancelled and a new promissory note for this amount from the Griffin Group was substituted therefor.  See (B) below.

(B)   This promissory note from Griffin Group was dated as of September 17, 1992, is unconditionally guaranteed as to principal and interest by Merv Griffin, is due on demand and bears interest at the rate of 3% per annum.  In September 1993, this note was reduced by $2,205,000 as this amount was applied towards prepaid services pursuant to the New Griffin Services Agreement.

                                                                                                            SCHEDULE V
                                                                                                            __________

                                     Resorts International, Inc. and Subsidiaries
                                                PROPERTY AND EQUIPMENT
                                               (In Thousands of Dollars)


                                                  Balance at                                               Balance at
                                                  beginning     Additions    Retirements                     end of
                                                  of period      at cost      or sales       Other           period
                                                  __________    _________    ___________   _________       __________
For the year ended December 31, 1993:

   Land and land rights                            $243,900                    $  (564)                     $243,336
   Land improvements and utilities                   22,519      $    14                   $    358 (A)       22,891
   Hotels and other buildings                       170,250          768          (368)      11,361 (A)      182,011
   Furniture, machinery and equipment                67,693        4,328          (619)       9,022 (A)       80,424
   Construction in progress                           1,215       20,803                    (20,741)(A)        1,277
                                                   ________      _______       _______     ________         ________
                                                   $505,577      $25,913       $(1,551)    $     -0-        $529,939
                                                   ________      _______       _______     ________         ________


For the year ended December 31, 1992:

   Land and land rights                            $246,520                    $  (136)    $ (2,484)(B)     $243,900
   Land improvements and utilities                   21,942      $   240           (94)         431 (A)       22,519
   Hotels and other buildings                       157,312        3,892            (8)       9,084 (A)      170,250
                                                                                                (30)(C)
   Furniture, machinery and equipment                60,700        4,315          (451)       3,436 (A)       67,693
                                                                                               (307)(C)
   Construction in progress                           2,796       11,438                    (12,951)(A)        1,215
                                                                                                (68)(C)
                                                   ________      _______       _______     ________         ________
                                                   $489,270      $19,885       $  (689)    $ (2,889)        $505,577
                                                   ________      _______       _______     ________         ________

                                                                                                            SCHEDULE V
                                                                                                            __________

                                     Resorts International, Inc. and Subsidiaries
                                                PROPERTY AND EQUIPMENT
                                               (In Thousands of Dollars)


                                                  Balance at                                               Balance at
                                                  beginning     Additions    Retirements                     end of
                                                  of period      at cost      or sales       Other           period
                                                  __________    _________    ___________   _________       __________
For the year ended December 31, 1991:

   Land and land rights                            $246,610                    $   (90)                     $246,520
   Land improvements and utilities                   21,467      $    15                   $    460 (A)       21,942
   Hotels and other buildings                       146,309        4,382          (486)       7,129 (A)      157,312
                                                                                                (22)(C)
   Furniture, machinery and equipment                43,224        8,190          (206)      10,144 (A)       60,700
                                                                                               (652)(C)
   Construction in progress                           6,366       14,163                    (17,733)(A)        2,796
                                                   ________      _______       _______     ________         ________
                                                   $463,976      $26,750       $  (782)    $   (674)        $489,270
                                                   ________      _______       _______     ________         ________

(A)   Transfer of completed projects out of construction in progress.
(B)   Basis adjustment.
(C)   Reclassification out of property and equipment.

                                                                                         SCHEDULE VI
                                                                                         ___________


                                Resorts International, Inc. and Subsidiaries
                                          ACCUMULATED DEPRECIATION
                                          OF PROPERTY AND EQUIPMENT
                                          (In Thousands of Dollars)

                                            Balance at     Additions                      Balance at
                                            beginning      charged to     Retirements       end of
                                            of period      expenses        or sales         period
                                            __________     __________     ___________     __________
For the year ended December 31, 1993:

   Land improvements and utilities           $ 4,543        $ 1,867                        $ 6,410
   Hotels and other buildings                 20,719          9,895          $ (57)         30,557
   Furniture, machinery and equipment         29,499         16,162           (529)         45,132
                                             _______        _______          _____         _______

                                             $54,761        $27,924          $(586)        $82,099
                                             _______        _______          _____         _______


For the year ended December 31, 1992:

   Land improvements and utilities           $ 2,746        $ 1,797                        $ 4,543
   Hotels and other buildings                 11,448          9,271                         20,719
   Furniture, machinery and equipment         15,676         14,254          $(431)         29,499
                                             _______        _______          _____         _______

                                             $29,870        $25,322          $(431)        $54,761
                                             _______        _______          _____         _______


For the year ended December 31, 1991:

   Land improvements and utilities           $   651        $ 2,095                        $ 2,746
   Hotels and other buildings                  2,561          8,898          $ (11)         11,448
   Furniture, machinery and equipment          2,946         12,821            (91)         15,676
                                             _______        _______          _____         _______

                                             $ 6,158        $23,814          $(102)        $29,870
                                             _______        _______          _____         _______


                                                                                    SCHEDULE VIII
                                                                                    _____________


                                Resorts International, Inc. and Subsidiaries
                                             VALUATION ACCOUNTS
                                          (In Thousands of Dollars)


                                        Balance at    Additions                        Balance at
                                        beginning     charged to                         end of
                                        of period     expenses       Deductions (A)      period
                                        __________    __________     ______________    __________
For the year ended December 31, 1993:

   Allowance for doubtful
    receivables:
      Gaming                             $ 6,952        $2,336          $(2,690)          $6,598
      Other                                1,212           553             (489)           1,276
                                         _______        ______          _______           ______
                                         $ 8,164        $2,889          $(3,179)          $7,874
                                         _______        ______          _______           ______


For the year ended December 31, 1992:

   Allowance for doubtful
    receivables:
      Gaming                             $ 8,169        $3,098          $(4,315)          $6,952
      Other                                1,709           949           (1,446)           1,212
                                         _______        ______          _______           ______
                                         $ 9,878        $4,047          $(5,761)          $8,164
                                         _______        ______          _______           ______


For the year ended December 31, 1991:

   Allowance for doubtful
    receivables:
      Gaming                             $ 8,397        $5,397          $(5,625)          $8,169
      Other                                1,881           976           (1,148)           1,709
                                         _______        ______          _______           ______
                                         $10,278        $6,373          $(6,773)          $9,878
                                         _______        ______          _______           ______



(A)  Write-off of uncollectible accounts, net of recoveries.


                                                             SCHEDULE X
                                                             __________


             Resorts International, Inc. and Subsidiaries
          SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION
                       (In Thousands of Dollars)


                                     For the Year Ended December 31,
                                   __________________________________
                                     1993         1992         1991
_____________________________________________________________________

Maintenance and repairs            $23,439      $20,843      $18,845

Gaming taxes                       $26,704      $26,053      $24,376

Property taxes                     $ 9,392      $ 9,279      $ 9,193

Advertising                        $ 8,900      $10,086      $11,370
_____________________________________________________________________

SELECTED QUARTERLY FINANCIAL DATA  (Unaudited)
(In Thousands of Dollars, except per share data)


The table below reflects selected quarterly financial data for the years 1993 and 1992.


                                              1993                                           1992
                            _________________________________________      _________________________________________

For the Quarter              First      Second     Third      Fourth        First      Second     Third      Fourth
_______________             ________   ________   ________   ________      ________   ________   ________   ________
Operating revenues          $114,154   $106,697   $117,007   $101,706      $111,631   $106,246   $112,377   $106,680
                            ________   ________   ________   ________      ________   ________   ________   ________


Earnings (loss) from
 operations                 $  9,106   $  1,791   $  9,783   $ (7,782)     $  5,789   $  4,847   $  9,471   $  1,395

Recapitalization costs          (593)    (1,156)    (3,130)    (3,910)         (300)    (1,043)      (994)      (511)

Other income (deductions),
 net (A)                     (21,411)   (26,003)   (25,757)   (32,102)      (18,501)   (18,748)   (17,744)   (18,463)
                            ________   ________   ________   ________      ________   ________   ________   ________

Loss before income taxes     (12,898)   (25,368)   (19,104)   (43,794)      (13,012)   (14,944)    (9,267)   (17,579)

Income tax benefit
 (expense)                                          (1,000)                                                    1,348
                            ________   ________   ________   ________      ________   ________   ________   ________

Net loss                    $(12,898)  $(25,368)  $(20,104)  $(43,794)     $(13,012)  $(14,944)  $ (9,267)  $(16,231)
                            ________   ________   ________   ________      ________   ________   ________   ________

Net loss per share
 of common stock            $   (.64)  $  (1.26)  $  (1.00)  $  (2.17)     $   (.65)  $   (.74)  $   (.46)  $   (.80)
                            ________   ________   ________   ________      ________   ________   ________   ________


(A)   Includes interest income, interest expense and amortization of debt discount.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
____________________________________________________________________
         AND FINANCIAL DISCLOSURE
         ________________________

     None

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
____________________________________________________________

     The directors of RII are:
                                                  Director
Name                                    Age        Since
____                                    ___       ________

Merv Griffin                            68          1988
 Chairman of the Board of Directors

Antonio C. Alvarez II                   45          1990

Warren Cowan                            73          1990

Thomas E. Gallagher(1)                  49          1993

Joseph G. Kordsmeier                    54          1991

Paul C. Sheeline                        72          1990

____________________________

(1) Mr. Gallagher was elected by remaining members of RII's Board of Directors to replace David P. Hanlon who resigned as of October 31, 1993.

     Pursuant to the Company's Restated Certificate of Incorporation, the total number of directors is fixed at six. The Board of Directors is divided into three equal classes, Class I, Class II, and Class III, which have staggered three year terms. Notwithstanding the foregoing, each director shall serve until his successor is elected and qualified or until his earlier death, resignation or removal. Messrs. Kordsmeier and Sheeline comprise Class I, Messrs. Alvarez and Gallagher comprise Class II, and Messrs. Griffin and Cowan comprise Class III.

     If the Restructuring is effected, a new classified Board of Directors of RII will be named. Pursuant to the Plan, on the Effective Date the initial post-Restructuring Board of Directors of RII will be composed of directors designated by RII. After the Restructuring, the holders of RII Common Stock, voting as a class, will be entitled to elect four directors of RII and the holders of RII Class B Stock, voting as a class, will be entitled to elect two directors of RII (the "Class B Directors"). See "Restructuring of Series Notes - Restructuring" under "ITEM 1. BUSINESS - (a) General Development of Business" for a description of the Class B Triggering Event which would entitle holders of RII Class B Stock to elect a majority of RII's Board of Directors. The initial post-Restructuring Board of Directors of RII will consist of Merv Griffin, Thomas E. Gallagher, Jay M. Green (age 46), William Fallon (age 40) and, as Class B Directors, Charles Masson (age 40) and Vincent J. Naimoli (age
56).

     The Audit Committee consists of two independent directors, Messrs. Kordsmeier and Sheeline. Messrs. Griffin, Gallagher and
Sheeline are members of the Executive Committee of the Board of Directors, which was formed in November 1993.

     The executive officers of RII are:
                                                  Executive
                                                   Officer
Name                                    Age         Since
____                                    ___       _________

Merv Griffin                            68          1988
 Chairman of the Board of Directors

Christopher D. Whitney                  49          1988
 Office of the President, Executive
 Vice President, Chief of Staff,
 General Counsel and Secretary

Matthew B. Kearney                      54          1982
 Office of the President, Executive
 Vice President-Finance, Chief
 Financial Officer and Treasurer

David G. Bowden                         53          1979
 Vice President-Controller, Chief
 Accounting Officer, Assistant
 Secretary and Assistant Treasurer

_______________________

RII's officers serve at the pleasure of the Board of Directors.

     Pursuant to an agreement dated as of September 27, 1993 between RII and David P. Hanlon (the "Hanlon Termination Agreement"), David P. Hanlon resigned as of October 31, 1993, from his positions as President, Chief Executive Officer and a director of RII. Pending completion of its restructuring, RII will be managed by an Office of the President comprised of Messrs. Whitney and Kearney.

Business Experience
___________________

     The principal occupations and business experience for the last five years or more of the directors, nominees and executive officers of RII are as follows:

     Merv Griffin  -  Chairman of the Board of RII since November
     ____________
     1988; Chairman of Griffco Resorts Holding, Inc. ("Griffco," a Company which through September 1990 was owned by Mr. Griffin and from November 1988 through September 1990 was RII's parent) from its incorporation in May 1986 to September 1990; President of Griffco from September 1988 to September 1990; Chairman of Griffin Group since its incorporation in September 1988; Chairman of January Enterprises, Inc. ("January Enterprises"), a television production and holding company doing business as Merv Griffin Enterprises, from 1964 to May 1986, and Chief Executive

     Officer since 1964; director of Hollywood Park Operating Company from 1987 to June 1991; television and radio producer since
     1945.  Mr. Griffin created and produced the nationally syndicated
     television game shows, "Wheel of Fortune" and "Jeopardy."   For
     21 years, through 1986, Mr. Griffin hosted "The Merv Griffin Show," a nationally syndicated talk show. In 1986, Mr. Griffin sold January Enterprises to The Coca Cola Company, but he continues to act as Chief Executive Officer of January Enterprises, presently a wholly-owned indirect subsidiary of Sony Pictures Entertainment, Inc.

     Antonio C. Alvarez II - Chief Executive Officer of Phar-Mor Inc.,
     _____________________
     a discount drugstore chain, since February 1993; President and Chief Operating Officer of Phar-Mor Inc. from September 1992 to February 1993; Chairman of Alvarez & Marsal, Inc. ("Alvarez & Marsal"), a financial advisory firm, since September 1983; Vice President and Controller of Norton Simon Inc. from December 1981 to September 1983; prior thereto, Partner, Coopers & Lybrand.

     Warren Cowan - Public relations consultant since July 1992;
     ____________
     Chairman of Rogers & Cowan, Inc., a public relations firm, from 1986 until July 1992; President of Rogers & Cowan, Inc. from 1964 until 1986.

     Thomas E. Gallagher - President and Chief Executive Officer of
     ___________________
     Griffin Group since April 1992 and a director of Players
     International, Inc., a riverboat gaming company, since December 1992. For the preceeding 15 years, Mr. Gallagher was a partner of the law firm of Gibson, Dunn & Crutcher.

     Joseph G. Kordsmeier - President and sole owner of Kordsmeier
     ____________________
     Company, consultants to the lodging industry, since 1982; Senior Vice President of Sales and Marketing Worldwide and other positions with Hyatt Hotels from 1972 to 1982; Mr. Kordsmeier also serves on the Advisory Board to Language Line, a division of AT&T.

     Paul C. Sheeline - Chairman of Vale Petroleum Corporation from
     ________________
     1989 to 1991; Consultant to Intercontinental Hotels Corporation ("Intercontinental") from 1986 to June 1990; Chief Executive Officer of Intercontinental from 1971 to 1985. In addition, Mr. Sheeline was Of Counsel to the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand from 1985 through March 1993.

     William Fallon - Executive Vice President of R.M. Bradley & Co.
     ______________
     Inc. ("Bradley"), a real estate brokerage and management company, since March 1994; Senior Vice President of Bradley from 1988 to March 1994; other positions with Bradley from 1979 to 1988; director of Massachusetts Certified Development Corporation, a small business development company, from 1987 to present.

     Jay M. Green - Executive Vice President Finance and
     ____________
     Administration and Treasurer of Culbro Corporation, a diversified consumer and industrial products company since 1988; Chairman of the Board of The Eli Witt Company, a Culbro subsidiary, since February 1993; prior to 1988, Vice President and Controller of Columbia Pictures Entertainment, Inc.

     Charles Masson - President of McCloud Partners, a private
     ______________
     advisory firm, since June 1993; director of Salomon Brothers Inc from 1991 through May 1993; Vice President of Salomon Brothers Inc from 1983 through 1990.

     Vincent J. Naimoli - Chairman, President and Chief Executive
     __________________
     Officer of Harvard Industries, Inc. since 1993; Chairman and Chief Executive Officer of Doehler-Jarvis Corporation since 1991; Chairman, President and Chief Executive Officer of Ladish Company, Inc. since 1993; Managing General Partner of the Tampa Bay Baseball Ownership Group since 1992; Chairman, President and Chief Executive Officer of Anchor Industries International, Inc., an operating and holding company, since 1989; director of Lincoln Foodservice Products, Inc. since 1991; director of Simplicity Pattern Company since 1990; Chairman, President and Chief Executive Officer of Anchor Glass Container Corporation from 1983 through 1989.

     Christopher D. Whitney - Office of the President of RII since
     ______________________
     November 1993; Executive Vice President of RII since December 1989; General Counsel to and Secretary of RII since February 1989; Chief of Staff of RII since December 1988; Senior Vice President of RII from December 1988 to December 1989; Senior Vice President, Law & Government and General Counsel of Harrah's East, Inc. from November 1984 to December 1988; Vice President, General Counsel and Secretary of Harrah's, the western branch of the casino subsidiary of Holiday Corporation ("Holiday") located in Reno, Nevada, from June 1983 to November 1984; Vice President, General Counsel and Secretary of Perkins Restaurants, Inc., Holiday's restaurant group subsidiary then located in Minneapolis, Minnesota from November 1981 to June 1983; Vice President & Associate General Counsel (Litigation) of Holiday in Memphis, Tennessee from January 1979 to November 1981.

     Matthew B. Kearney - Office of the President of RII since
     __________________
     November 1993; Executive Vice President - Finance of RII since September 1993; Chief Financial Officer of RII since 1982; Vice President-Finance of RII from 1982 through September 1993.

     David G. Bowden - Vice President-Controller and Chief Accounting
     _______________
     Officer of RII since 1979.

ITEM 11.  EXECUTIVE COMPENSATION
________________________________

Summary Compensation Table
__________________________

      The following table (the "Summary Compensation Table") sets forth information concerning compensation earned by, paid to or awarded to each individual serving as RII's Chief Executive Officer or acting in a similar capacity during 1993 and to each of the other executive officers of RII who were serving as executive officers at December 31, 1993 for services rendered in all capacities to RII and its subsidiaries.

                                                                                          Long Term
                                                      Annual Compensation               Compensation -
                                             _________________________________________
                                                                          Other Annual  Number of Stock       All Other
Name and Principal Position          Year     Salary        Bonus         Compensation  Options Granted      Compensation
___________________________          ____    ________    __________       ____________  _______________    _______________
David P. Hanlon                      1993    $677,103    $  719,661 (2)                                     $2,682,714 (7)
 President and Chief                 1992    $764,231    $1,206,435 (3)   $177,776 (5)                         $36,738
 Executive Officer (1)               1991    $750,000    $1,325,000 (3)                   1,094,800 (6)

Christopher D. Whitney               1993    $300,000    $  100,000 (4)                                        $13,379 (7)
 Office of the President,            1992    $300,000    $  125,000 (2)                                        $14,592
 Executive Vice President            1991    $283,269    $  150,000 (2)                     100,000
 and Chief of Staff

Matthew B. Kearney                   1993    $281,712    $  100,000 (4)                                        $26,419 (7)
 Office of the President,            1992    $275,000    $  125,000 (2)                                        $16,074
 Executive Vice President-Finance    1991    $266,635    $  125,000 (2)                      87,500
 and Chief Financial Officer

David G. Bowden                      1993    $135,000                                                          $31,303 (7)
 Vice President - Controller         1992    $135,000    $   40,000 (2)                                        $ 8,126
 and Chief Accounting Officer        1991    $131,654    $   35,000 (2)                      25,000


Notes to Summary Compensation Table

(1) Mr. Hanlon resigned from all positions with RII and its subsidiaries as of October 31, 1993.

(2)  Represents performance bonus for year in which presented.

(3) Includes $375,000 in each of 1992 and 1991 for special incentive bonus payments in satisfaction of a guaranteed bonus in connection with Mr. Hanlon's agreement to enter into employment with the Company. Also includes performance bonuses of $831,435 for 1992 and $950,000 for 1991.

(4) Represents bonus in recognition of efforts relative to the Restructuring.

(5) Includes $157,776 for legal fees and expenses incurred in connection with the preparation and negotiation of the Hanlon Employment Agreement (defined below under "Employment Contracts and Termination of Employment and Change in Control Arrangements
     - David P. Hanlon").

(6) The 1990 Stock Option Plan provided for the grant to Mr. Hanlon of options to purchase 5% of the shares of Common Stock Outstanding, as defined, which amount by its definition is subject to adjustment. The amount reflected here is based on Common Stock Outstanding at December 31, 1993. Due to the expiration of certain 1990 Stock Options in connection with certain employee terminations, since that date the number of shares under option to Mr. Hanlon has decreased. As of February 28, 1994, Mr. Hanlon had options to purchase 1,089,275 shares.

(7) Includes $2,648,656 for Mr. Hanlon pursuant to the Hanlon Termination Agreement (see "Employment Contracts and Termination of Employment and Change in Control Arrangements - David P. Hanlon" below); the cost of group life and health insurance: Mr. Hanlon - $16,109, Mr. Whitney - $7,379, Mr. Kearney - $20,794 and Mr. Bowden - $28,603; the Company's contribution to a defined contribution group retirement plan: Mr. Hanlon - $10,000, Mr. Whitney - $6,000, Mr. Kearney - $5,625 and Mr. Bowden - $2,700; and the cost of additional disability coverage for Mr. Hanlon - $7,949.

     See also the description of the New Griffin Services Agreement under "Compensation Committee Interlocks and Insider Participation - Transactions with Management and Others - Griffin Services Agreement" below for a description of compensation to Griffin Group for certain services rendered by Mr. Griffin.

Option Grant Table
__________________

     No options were granted in 1993 to the executive officers named in the Summary Compensation Table. Accordingly, no "Option Grant
Table" is presented herein.

Fiscal Year End Option Value Table
__________________________________

     The following table sets forth information as of December 31, 1993, concerning the unexercised options held by executive officers named in the Summary Compensation Table, none of whom exercised options in 1993. No options held by those executive officers were in-the-money at December 31, 1993. Options are "in-the-money" when the fair market value of underlying common stock exceeds the exercise price of the option. All options held by the named executives have an exercise price of $1.875 per share. The closing price of RII Common Stock on December 31, 1993, was $1.625 per share.

                          Number of Unexercised Options at
                        December 31, 1993, all of which were
     Name                           Exercisable
     ____               ____________________________________

     David P. Hanlon                  1,094,800 (1)


     Christopher D. Whitney             100,000


     Matthew B. Kearney                  87,500


     David G. Bowden                     25,000

________________________

(1) This amount was based on Common Stock Outstanding, as defined, as of December 31, 1993. See Note (6) of Notes to Summary Compensation Table above.

Compensation of Directors
_________________________

     RII's non-employee directors are each entitled to receive $35,000 annually as compensation for serving as a director, $500 for each Board meeting attended and $500 for each Committee meeting attended when such Committee meeting is not held on the same day as a Board meeting or another Committee meeting. No compensation was paid to Mr. Griffin or Mr. Hanlon for their services as directors of RII in 1993. However, Griffin Group was compensated for certain services provided by Mr. Griffin, including Mr. Griffin's serving as Chairman of the Board of RII. See the description of the New Griffin Services Agreement under "Compensation Committee Interlocks and Insider Participation - Transactions with Management and Others - Griffin Services Agreement" below.

     Messrs. Alvarez, Cowan, Gallagher, Kordsmeier and Sheeline received $41,500, $ 42,000, $6,333, $43,000 and $42,500, respectively, for their services as directors during 1993.

Employment Contracts and Termination of Employment and Change in
________________________________________________________________
Control Arrangements
____________________

     David P. Hanlon.  Pursuant to the Hanlon Termination Agreement,
     _______________
RII and Mr. Hanlon mutually agreed to the termination, as of October 31, 1993, of the employment agreement (the "Hanlon Employment Agreement") between RII and Mr. Hanlon dated as of September 17, 1992 pursuant to which Mr. Hanlon served as President and Chief Executive Officer of RII.

     Pursuant to the Hanlon Termination Agreement, Mr. Hanlon received a $719,661 performance bonus for 1993 that was earned pursuant to the Hanlon Employment Agreement but not yet paid as of October 31, 1993. In addition, pursuant to the Hanlon Termination Agreement, Mr. Hanlon is entitled to receive the present value of future base salary pursuant to the Hanlon Employment Agreement as determined under the Hanlon Termination Agreement in the sum of $1,303,076 and $1,345,580 in respect of the performance bonuses for fiscal years ending 1994 and 1995 payable under the Hanlon Employment Agreement, half of which was paid on October 31, 1993 and half of which will be paid upon the earlier of (i) the acceptance of a reorganization or recapitalization of RII by the requisite number and amount of RII's creditors voting on such restructuring or reorganization and (ii) April 15, 1995. In addition, Mr. Hanlon will receive a bonus from RII in the amount of $325,000 in connection with the reorganization or recapitalization of RII, payable prior to any bankruptcy filing by RII. Finally, Mr. Hanlon will receive a bonus of $300,000 upon the disposition of the Paradise Island operations. Accordingly, Mr. Hanlon would receive a total of $625,000 in connection with the Restructuring. The payment to be made to Mr. Hanlon with respect to the disposition of the Paradise Island operations may be subject to the approval of the Bankruptcy Court. Mr. Hanlon is also entitled to participate in all of RII's benefit plans through and including September 16, 1995, unless Mr. Hanlon receives a comparable benefit in connection with subsequent employment. Mr. Hanlon will retain all 1990 Stock Options previously granted to him.

     Christopher D. Whitney and Matthew B. Kearney.  The Company has
     _____________________________________________
employment agreements with Messrs. Whitney and Kearney, both dated as of May 3, 1991, which were extended to May 1995. The respective terms of employment will each renew automatically for another year unless either party to the agreement notifies the other that the term is not to be renewed. Mr. Whitney's agreement provides for an annual salary of $300,000 and Mr. Kearney's agreement was recently amended to provide for an annual salary of $300,000. If the Company terminates the executive's employment without cause, as defined, the executive will be entitled to receive base salary payments through the end of his term of employment. If such a termination of his employment follows a change in control, as defined, the executive will receive a lump-sum payment equal to the present value of such base salary payments.

Compensation Committee Interlocks and Insider Participation
___________________________________________________________

     Messrs. Alvarez, Griffin and Sheeline serve as members of the Compensation Committee of the Board of Directors of RII. Mr. Griffin also serves as an officer of RII.

     Transactions with Management and Others
     _______________________________________

     Griffin Services Agreement.  In April 1993 RII and RIH entered
     __________________________
into a License and Services Agreement with Griffin Group, the New Griffin Services Agreement, dated and effective as of September 17, 1992 to replace the previous License and Services Agreement among RII, Merv Griffin and Griffin Group upon its expiration. Pursuant to the New Griffin Services Agreement, Griffin Group granted RII and RIH a non-exclusive license to use the name and likeness of Merv Griffin, in certain advertising media and limited merchandising, for the sole purpose of advertising and promoting the Resorts Casino Hotel and the Paradise Island operations. In connection with such license, Griffin Group will not grant any similar license to any casino/hotel located in either Atlantic City or The Bahamas during the term of the New Griffin Services Agreement, so long as RII and RIH own or operate casino and hotel facilities in such locations. It is expected that Merv Griffin will not be associated with the Paradise Island operations subsequent to the Restructuring.

     Pursuant to the New Griffin Services Agreement, Griffin Group agreed to provide to RII and RIH, for the term of the New Griffin Services Agreement, the non-exclusive services of Merv Griffin, subject to the performance by RII and RIH of its obligations under the New Griffin Services Agreement, (i) as Chairman of the Board of Directors of RII, (ii) as host, producer, presenter and featured performer relative to certain shows to be presented at the Resorts Casino Hotel, (iii) as consultant and marketing adviser, (iv) in certain capacities, as spokeperson for RII and RIH and (v) as participant in certain radio, television and print advertisements.

     The New Griffin Services Agreement is to continue in force until the later of September 17, 1996, or the fourth anniversary of the effective date of any restructuring of RII's outstanding debt or any reorganization of RII under the Bankruptcy Code. If no such restructuring or reorganization has been consummated as of September 17, 1996, the New Griffin Services Agreement shall terminate as of that date. Additionally, in no event shall the New Griffin Services Agreement extend beyond September 17, 1997. The New Griffin Services Agreement provides for earlier termination under certain circumstances including, among others, a change of control (as defined) of the Company and Mr. Griffin ceasing to serve as Chairman of the Board of RII. The Restructuring contemplates that the New Griffin Services Agreement will remain in place.

     Under the New Griffin Services Agreement, Griffin Group was entitled to receive from RII and RIH $4,100,000 upon execution of such agreement, as compensation for the first two years of services. Thereafter, the agreement calls for annual payments on September 17, each representing a prepayment for the year ending two years hence. These required payments are in the amounts of $2,205,000 and $2,310,000 for services during the third and fourth years, respectively, of the term of the New Griffin Services Agreement. Thereafter, should the New Griffin Services Agreement remain in force for another full year, RII and RIH will pay Griffin Group additional compensation in the amount of $2,425,000 or, if the New Griffin Services Agreement remains in force for less than a full year, a prorated portion of such amount. In lieu of paying in cash, at the Company's option, it may satisfy its obligation to make any of the payments required under the New Griffin Services Agreement by reducing the amount of the Group Note described below under "Indebtedness of Management."

     RIH made the $4,100,000 payment for the first two years under the New Griffin Services Agreement in April 1993. In September 1993, RII satisfied the Company's obligation to make the $2,205,000 payment for the year ending September 16, 1995 by reducing the Group Note by that amount. The Restructuring contemplates that on or prior to the Effective Date RII will satisfy the Company's $2,310,000 obligation to

Griffin Group for the fourth year of the New Griffin Services
Agreement by reducing the principal amount of the Group Note in an equal amount.

     The New Griffin Services Agreement also provides that, as additional compensation, RII will issue to Griffin Group, on the effective date of a reorganization of RII, the Griffin Warrants to purchase 10% of the common stock of the reorganized entity. The Griffin Warrants are to be exercisable at the lesser of (i) the average market price of RII's common stock for the 20 trading days following the effective date of a reorganization and (ii) $1.875.

     RII and RIH also have agreed to indemnify Merv Griffin and Griffin Group for certain costs and liabilities arising in connection with the New Griffin Services Agreement or Merv Griffin's services, or the service of any employee of Griffin Group, as a director or officer of RII or any subsidiary thereof.

     Pursuant to the New Griffin Services Agreement, RII and RIH have agreed to maintain for at least four years comprehensive public liability, personal injury and umbrella insurance coverage in specified amounts for both Griffin Group and Merv Griffin, individually.

     RII and RIH also have agreed to reimburse Griffin Group for certain expenses incurred by Griffin Group and Merv Griffin in connection with the license and services agreed to under the New Griffin Services Agreement. If Griffin Group fails to perform its obligations pursuant to the New Griffin Services Agreement, all unearned advance payments to Griffin Group will be repaid to the Company.

     Indemnity Agreement.  RII agreed to indemnify Merv Griffin
     ___________________
pursuant to an Indemnity Agreement (the "Indemnity Agreement"), executed on September 19, 1990, against any and all losses by reason of, arising from, in connection with, or relating to the Acquisition Claims (as defined in the Indemnity Agreement). The Acquisition Claims relate to all claims asserted against Mr. Griffin in connection with the acquisition of RII by Griffco in November 1988, and all transactions consummated in connection therewith, including the sale of the Taj Mahal to certain affiliates of Donald Trump and the issuance of certain debt securities by GGRI. RII also agreed to reimburse Mr. Griffin for any out-of-pocket expenses (including counsel fees) incurred by him in connection with the enforcement of, or preservation of any rights under, the Indemnity Agreement.

     Other Transactions.  The Company reimbursed Griffin Group
     __________________
$181,000 for charter air services rendered in 1993 to Mr. Griffin as well as other directors and officers of RII for travel related to Company business.

     In 1993 the Company agreed to pay a subsidiary of January Enterprises, of which Merv Griffin is Chief Executive Officer, $100,000 and provided certain facilities, labor and accommodations in connection with the production of the live television broadcast of "Merv Griffin's New Year's Eve Special 1993" from Resorts Casino Hotel. The Company received certain promotional considerations in connection with the television broadcast of this show.

     In early 1992, RII entered into an agreement with Alvarez & Marsal pursuant to which it was to provide financial advisory services in connection with the development and analysis of financial alternatives available to the Company, and the development of a long-term financial plan. According to an amendment to this agreement, RII paid no fees to Alvarez & Marsal during 1993; however, the agreement, as amended, provides for a fee of $250,000 and 125,000 shares of RII Common Stock upon consummation of an out-of-court restructuring or upon receipt of a number and amount of consents sufficient to confirm a prepackaged plan of reorganization. Mr. Alvarez, a shareholder of Alvarez & Marsal, has been a member of the Board of Directors of RII since September 1990.

     Certain Business Relationships
     ______________________________

     The Company retained Verner, Liipfert, Bernhard, McPherson and Hand during 1993 for certain legal services. Mr. Sheeline, who was Of Counsel to this law firm through March 1993, has been a director of RII since 1990.

     Indebtedness of Management
     __________________________

     In September 1990, Merv Griffin, Chairman of the Board of RII, purchased 4,400,000 shares of RII Common Stock for which RII received $12,345,000 in cash and an $11,000,000 promissory note, the Griffin Note. The Griffin Note was secured by a letter of credit issued by a bank, bore interest at 8% per year and was due upon demand. In April 1993, simultaneous with RIH's payment to Griffin Group of $4,100,000 for the first two years of service under the New Griffin Services Agreement described above under "Transactions with Management and Others - Griffin Services Agreement," Mr. Griffin made a partial payment of principal and interest in the amount of $4,100,000 on the Griffin Note, resulting in a remaining balance of $7,523,333. The Griffin Note was then cancelled and a new note from Griffin Group, the Group Note, in the amount of $7,523,333 was substituted therefor. The Group Note is payable on demand and bears interest at the rate of 3% per year. Merv Griffin has personally guaranteed payment of the Group Note. As noted above, RII satisfied the Company's September 1993 obligation of $2,205,000 under the New Griffin Services Agreement by reducing the Group Note by that amount. Also, the Restructuring contemplates that (i) on or prior to the Effective Date RII will satisfy the Company's $2,310,000 obligation to Griffin Group for the fourth year of the New Griffin Services Agreement by reducing the principal amount of the Group Note in an equal amount and (ii) thereafter, but no later than the Effective Date, Griffin Group will pay RII the then remaining balance of the Group Note plus accrued interest, which proceeds will be included in the Company's Excess Cash to be distributed to holders of the Series Notes.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
_____________________________________________________________
     MANAGEMENT
     __________

Security Ownership of Certain Beneficial Owners
_______________________________________________

     The following table sets forth information as to the beneficial ownership of RII Common Stock as of February 28, 1994, by persons known by RII to be holders of 5% or more of such common stock. Information as to the number of shares beneficially owned has been furnished by the persons named in the table.

                                   Amount and
Name and Address                   Nature of
 of Beneficial                     Beneficial         Percent
     Owner                         Ownership          of Class
________________                   __________         ________

Merv Griffin                       4,398,115           21.82%
c/o The Griffin Group, Inc.
780 Third Avenue, Suite 1801
New York, NY  10017

David P. Hanlon                    1,089,275 (1)        5.13%
P.O. Box 486
Oceanville, NJ 08231

_______________________

(1) Ownership represents shares issuable upon exercise of 1990 Stock Options. Related percentage shown gives effect to the exercise of options for such shares. See Note (6) of Notes to Summary Compensation Table in "ITEM 11. EXECUTIVE COMPENSATION - Summary Compensation Table."

Security Ownership of Management
________________________________

     The following table sets forth information as to the beneficial ownership of RII Common Stock as of February 28, 1994 by each director, each nominee for director and each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group.

                                   Amount and
                                   Nature of
    Name of                        Beneficial        Percent
Beneficial Owner                   Ownership         of Class
________________                   __________        ________

Merv Griffin                       4,398,115          21.82%

Antonio C. Alvarez II                  5,000            .02%

Warren Cowan                           5,000            .02%

Thomas E. Gallagher                    None             None

Joseph G. Kordsmeier                   None             None

Paul C. Sheeline                       5,000            .02%

Christopher D. Whitney               100,000 (1)        .49%

Matthew B. Kearney                    87,500 (1)        .43%

David G. Bowden                       25,000 (1)        .12%

Directors and executive officers
 as a group (9 persons)            4,625,615 (2)      22.71%

William Fallon                         None             None

Jay M. Green                           None             None

Charles Masson                         None             None

Vincent J. Naimoli                     None             None

_______________________

(1) Ownership represents shares issuable upon exercise of 1990 Stock Options. Related percentages shown give effect to the exercise of the options.

(2) Includes 212,500 shares which are issuable upon exercise of 1990 Stock Options. Related percentage shown gives effect to the exercise of all such options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
________________________________________________________

     Messrs. Alvarez, Griffin and Sheeline serve as members of the Compensation Committee of the Board of Directors of RII. See "ITEM
11. EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation" for information regarding certain relationships and related transactions involving these directors.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
________________________________________________________________
          FORM 8-K.
          ________


     (a) Documents Filed as Part of This Report
         ______________________________________

1. The financial statement index required herein is incorporated by reference to "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

2. The index of financial statement schedules required herein is incorporated by reference to "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." Financial statement schedules not included have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. The following exhibits are filed herewith or incorporated by reference:

Exhibit
Numbers     Exhibit
_______     _______

(2)(a) Second Amended Joint Plan of Reorganization of Resorts International, Inc., Resorts International Financing, Inc., Griffin Resorts Inc. (now GGRI), and Griffin Resorts Holding Inc., dated as of May 31, 1990. (Incorporated by reference to Exhibit 35 to registrant's Form 8 Amendment No. 1 to its Form 8-K Current Report dated August 30, 1990, in File No. 1-4748.)

(2)(b) Joint Plan of Reorganization Proposed by Resorts International, Inc., GGRI, Inc., Resorts International Hotel, Inc., Resorts International Hotel Financing, Inc. and P.I. Resorts Limited. (Incorporated by reference to Appendix A of the Information Statement/Prospectus included in Amendment No. 3, dated February 1, 1994, to the Form S-4 Registration Statement in File No. 33-50733.)

(3)(a) Restated Certificate of Incorporation of the registrant. (Incorporated by reference to Exhibit (3)(a) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1990, in File No. 1-4748.)

(3)(b) By-laws, as amended, of the registrant. (Incorporated by reference to Exhibit (4)(d) to registrant's Form 10-Q
            Quarterly Report for the quarter ended September 30, 1990, in File No. 1-4748.)

(4)(a)(1) See Exhibits (3)(a) and (3)(b) as to the rights of holders of registrant's common stock.

(4)(a)(2) Indenture dated as of September 14, 1990, between the registrant and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Trustee, with respect to registrant's Senior Secured Redeemable Notes due April 15, 1994, with Exhibits as executed. (Incorporated by reference to Exhibit (4)(a)(1) to registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1990, in File No. 1-4748.)

(4)(a)(3)   Amended and Restated RIH $200,000,000 Senior Note.
            (Incorporated by reference to Exhibit (4)(a)(2) to registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1990, in File No. 1-4748.)

(4)(a)(4)   Amended and Restated RIH $125,000,000 Senior Note.
            (Incorporated by reference to Exhibit (4)(a)(3) to registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1990, in File No. 1-4748.)

(4)(a)(5)   RII Pledge Agreement.  (Incorporated by reference to
            Exhibit Q to registrant's Form 8-A Registration Statement dated July 19, 1990, in File No. 1-4748.)

(4)(a)(6)   Assignment of Leases and Rents, RII as Assignor.
            (Incorporated by reference to Exhibit U to registrant's Form 8-A Registration Statement dated July 19, 1990, in File No. 1-4748.)

(4)(a)(7) RIB $50,000,000 Promissory Note to RIH. (Incorporated by reference to Exhibit V to registrant's Form 8-A
            Registration Statement dated July 19, 1990, in File No.
            1-4748.)

(4)(a)(8)   Indenture of Mortgage from Paradise Island Limited.
            (Incorporated by reference to Exhibit W to registrant's Form 8-A Registration Statement dated July 19, 1990, in File No. 1-4748.)

(4)(a)(9) Guaranty by Paradise Island Limited. (Incorporated by reference to Exhibit X to registrant's Form 8-A
            Registration Statement dated July 19, 1990, in File No.
            1-4748.)

(4)(a)(10) Indenture of Mortgage from Paradise Beach Inn Limited. (Incorporated by reference to Exhibit Y to registrant's Form 8-A Registration Statement dated July 19, 1990, in File No. 1-4748.)

(4)(a)(11) Guaranty by Paradise Beach Inn Limited. (Incorporated by reference to Exhibit Z to registrant's Form 8-A
            Registration Statement dated July 19, 1990, in File No.
            1-4748.)

(4)(a)(12) Indenture of Mortgage from Island Hotel Company Limited. (Incorporated by reference to Exhibit AA to registrant's Form 8-A Registration Statement dated July 19, 1990, in File No. 1-4748.)

(4)(a)(13) Guaranty by Island Hotel Company Limited. (Incorporated by reference to Exhibit BB to registrant's Form 8-A
            Registration Statement dated July 19, 1990, in File No.
            1-4748.)

(4)(a)(14)  RIB Collateral Assignment Agreement among RIH, GRI (now
            GGRI), RIB, Paradise Island Limited, Island Hotel Company Limited, Paradise Beach Inn Limited, and The Bank of New York. (Incorporated by reference to Exhibit CC to registrant's Form 8-A Registration Statement dated July 19, 1990, in File No. 1-4748.)

(4)(a)(15) RII Security Agreement. (Incorporated by reference to Exhibit P to registrant's Form 8-A Registration Statement dated July 19, 1990, in File No. 1-4748.)

(4)(b) Indenture dated as of September 14, 1990, between the registrant and The Bank of New York, as Trustee, with respect to registrant's First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000, with Exhibits as executed. (Incorporated by reference to Exhibit (4)(b) to registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1990, in File No. 1-4748.)

(4)(c)* Resorts International, Inc. Senior Management Stock Option Plan. (Incorporated by reference to Exhibit 8.5 to Exhibit 35 to registrant's Form 8 Amendment No. 1 to its Form 8-K Current Report dated August 30, 1990, in File No. 1-4748.)

(10)(a)(1) Agreement, dated May 23, l978, between HCB and Paradise Enterprises Limited. (Incorporated by reference to Exhibit (10)(b)(i) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1988, in File No. 1-4748.)

(10)(a)(2) Letter, dated July 2, 1985, from HCB to the registrant amending Exhibit (10)(a)(1) hereto. (Incorporated by reference to the exhibit to registrant's Form 8-K Current Report dated July 9, 1985, in File No. 1-4748.)

(10)(a)(3) Agreement, dated May 23, 1978, between HCB and Paradise Realty Limited (now RIB). (Incorporated by reference to
            Exhibit 10.01 to GRI's Form S-1 Registration Statement filed July 13, 1988, in File No. 33-23063.)

(10)(a)(4) Letter, dated September 26, 1988, from HCB to RIB extending Exhibit (10)(a)(3) hereto. (Incorporated by reference to Exhibit (10)(b)(iv) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1988, in File No. 1-4748.)

(10)(a)(5) Supplement, dated February 21, 1990, to license granted March 30, 1978 to Paradise Enterprises Limited.
            (Incorporated by reference to Exhibit (10)(b)(v) to
            registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1989, in File No. 1-4748.)
________________________
* Management contract or compensatory plan.

(10)(a)(6) Supplement, dated September 7, 1990, to license granted March 30, 1978 to Paradise Enterprises Limited.
            (Incorporated by reference to Exhibit (10)(b)(6) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1990, in File No. 1-4748.)

(10)(a)(7) Supplement, dated January 15, 1991, to license granted March 30, 1978 to Paradise Enterprises Limited.
            (Incorporated by reference to Exhibit (10)(b)(7) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1990, in File No. 1-4748.)

(10)(a)(8) Supplement, dated February 13, 1992, to license granted March 30, 1978 to Paradise Enterprises Limited.
            (Incorporated by reference to Exhibit (10)(a)(8) to the registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992, in File No. 1-4748.)

(10)(a)(9) Supplement, dated December 30, 1992, to license granted March 30, 1978 to Paradise Enterprises Limited.
            (Incorporated by reference to Exhibit (10)(a)(9) to the registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992, in File 1-4748.)

(10)(b)(1) Lease Agreement, dated October 26, 1983, between the registrant and Ocean Showboat, Inc. (Incorporated by reference to Exhibit (10)(c)(i) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1986, in File No. 1-4748.)

(10)(b)(2) First Amendment, dated January 15, 1985, to Lease Agreement, dated October 26, 1983, between the registrant and Atlantic City Showboat, Inc. (assignee from affiliate
            - Ocean Showboat, Inc.). (Incorporated by reference to Exhibit (10)(c)(ii) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1984, in File No. 1-4748.)

(10)(b)(3) Second and Third Amendments, dated July 5 and October 28, 1985, respectively, to Lease Agreement, dated October 26, 1983, between the registrant and Atlantic City Showboat, Inc. (Incorporated by reference to Exhibit (10)(c)(iii) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1985, in File No. 1-4748.)

(10)(b)(4) Restated Third Amendment, dated August 28, 1986, to Lease Agreement, dated October 26, 1983, between the registrant and Atlantic City Showboat, Inc. (Incorporated by reference to Exhibit (10)(c)(iv) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1986, in File No. 1-4748.)

(10)(b)(5)  Fourth Amendment, dated December 16, 1986, to Lease
            Agreement, dated October 26, 1983, between the registrant and Atlantic City Showboat, Inc. (Incorporated by reference to Exhibit (10)(c)(v) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1986, in File No. 1-4748.)

(10)(b)(6) Fifth Amendment, dated February 1987, to Lease Agreement, dated October 26, 1983, between the registrant and Atlantic City Showboat, Inc. (Incorporated by reference to Exhibit (10)(c)(vi) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1986, in File No. 1-4748.)

(10)(b)(7) Sixth Amendment, dated March 13, 1987, to Lease Agreement, dated October 26, 1983, between the registrant and Atlantic City Showboat, Inc. (Incorporated by reference to Exhibit (10)(c)(vii) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1986, in File No. 1-4748.)

(10)(b)(8) Seventh Amendment, dated October 18, 1988, to Lease Agreement, dated October 26, 1983, between the registrant and Atlantic City Showboat, Inc. (Incorporated by reference to Exhibit (10)(c)(viii) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1988, in File No. 1-4748.)

(10)(c)(1)* RII Executive Health Plan.  (Incorporated by reference to
            Exhibit (10)(c)(1) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992, in File No. 1-4748.)

(10)(c)(2)* Resorts Retirement Savings Plan.  (Incorporated by
            reference to Exhibit (10)(c)(2) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

(10)(d)(1)* Employment Agreement, dated as of September 17, 1992, between the registrant and David P. Hanlon. (Incorporated by reference to Exhibit (10)(d)(4) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992, in File No. 1-4748.)

(10)(d)(2)* Termination Agreement, dated as of September 27, 1993, between RII and David P. Hanlon. (Incorporated by reference to Exhibit 10.27 to registrant's Form S-4
            Registration Statement dated October 25, 1993, in File No.
            33-50733.)

(10)(d)(3)* Employment Agreement, dated May 3, 1991, between the registrant and Christopher D. Whitney. (Incorporated by reference to Exhibit (10)(d)(2) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

(10)(d)(4)* Amendment to Employment Agreement, dated as of December 3,
            1992, between RII and Christopher D. Whitney.
            (Incorporated by reference to Exhibit 10.22 to
            registrant's Form S-4 Registration Statement dated October 25, 1993, in File No. 33-50733.)
________________________
*Management contract or compensatory plan.

(10)(d)(5)* Employment Agreement, dated May 3, 1991, between the registrant and Matthew B. Kearney. (Incorporated by reference to Exhibit (10)(d)(3) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

(10)(d)(6)* Amendment to Employment Agreement, dated December 3, 1992, between RII and Matthew B. Kearney. (Incorporated by reference to Exhibit 10.24 to registrant's Form S-4
            Registration Statement dated October 25, 1993, in File No.
            33-50733.)

(10)(d)(7)* Second Amendment to Employment Agreement, dated September
            24, 1993, between RII and Matthew B. Kearney.
            (Incorporated by reference to Exhibit 10.25 to registrant's Form S-4 Registration Statement dated October 25, 1993, in File No. 33-50733.)

(10)(e)(1)* Stock Option Agreement, dated as of May 3, 1991, between the registrant and David P. Hanlon. (Incorporated by reference to Exhibit (10)(e)(1) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

(10)(e)(2)* Stock Option Agreement, dated as of May 3, 1991, between the registrant and Christopher D. Whitney. (Incorporated by reference to Exhibit (10)(e)(2) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

(10)(e)(3)* Stock Option Agreement, dated as of May 3, 1991,  between the registrant and Matthew B. Kearney. (Incorporated by reference to Exhibit (10)(e)(3) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

(10)(e)(4)* Stock Option Agreement, dated as of May 3, 1991, between the registrant and David G. Bowden. (Incorporated by reference to Exhibit (10)(e)(5) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

(10)(e)(5)* Amendment No. 1, dated as of September 17, 1992, to
            Exhibit (10)(e)(1).  (Incorported by reference to Exhibit
            (10)(e)(6) of registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992, in File No. 1-4748.)

(10)(f)* License and Services Agreement, dated as of September 17, 1992, among Griffin Group, RII and RIH. (Incorporated by reference to Exhibit 10.34 to registrant's Form S-4
            Registration Statement dated October 25, 1993, in File No.
            33-50733.)
________________________
*Management contract or compensatory plan.

(10)(g) Litigation Trust Agreement, dated as of September 17, 1990, among RII, RIFI, Griffin Resorts Holding Inc. and Griffin Resorts Inc. (now GGRI). (Incorporated by reference to Exhibit 1.46 to Exhibit 35 to the Form 8 Amendment dated November 16, 1990, to the registrant's Form 8-K Current Report dated August 30, 1990, in File No. 1-4748.)

(10)(h)(1) Promissory Note, dated September 28, 1990, between Merv Griffin and the registrant. (Incorporated by reference to Exhibit 9.1A to Exhibit 35 to the Form 8 Amendment dated November 16, 1990, to the registrant's Form 8-K Current Report dated August 30, 1990, in File No. 1-4748.)

(10)(h)(2) Letter of Credit, dated October 1, 1990, by Morgan Guaranty Trust Company of New York. (Incorporated by reference to Exhibit 9.1B to Exhibit 35 to the Form 8 Amendment dated November 16, 1990, to the registrant's Form 8-K Current Report dated August 30, 1990, in File No. 1-4748.)

(10)(h)(3)  Letters extending the termination date of Exhibit
            (10)(h)(2).  (Incorporated by reference to Exhibit
            (10)(i)(2) to the registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992, in File No.
            1-4748.)

(10)(i)(1) Promissory Note, dated September 17, 1992, between Griffin Group and the registrant. (Incorporated by reference to Exhibit 1 to Exhibit 10.34 to registrant's Form S-4
            Registration Statement dated October 25, 1993, in File No.
            33-50733.)

(10)(i)(2) Guaranty dated September 17, 1992 by Mervyn E. Griffin in favor of RII. (Incorporated by reference to Exhibit 2 to Exhibit 10.34 to registrant's Form S-4 Registration Statement dated October 25, 1993, in File No. 33-50733.)

(10)(j) Indemnity Agreement, executed on September 19, 1990, between Merv Griffin and the registrant. (Incorporated by reference to Exhibit 9.6 to Exhibit 35 to the Form 8 Amendment dated November 16, 1990, to the registrant's Form 8-K Current Report dated August 30, 1990, in File No. 1-4748.)

(10)(k) Hotel Corporation of The Bahamas Right of First Refusal. (Incorporated by reference to Exhibit (10)(n) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1988, in File No. 1-4748.)

(10)(l)(1) Consulting agreement between Alvarez & Marsal, Inc. and the registrant, effective March 1, 1992. (Incorporated by reference to Exhibit (10)(m)(l) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992, in File No. 1-4748.)

(10)(l)(2) Amendment, dated September 14, 1992, to the consulting agreement between Alvarez & Marsal, Inc. and the registrant. (Incorporated by reference to Exhibit
            (10)(m)(2) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992, in File No. 1-4748.)

(10)(m) Letter Agreement dated July 1, 1993 between RII and Bear Stearns & Co. Inc. for retention of services.
            (Incorporated by reference to Exhibit 10.63 to Amendment No. 1, dated January 5, 1994, to registrant's Form S-4 Registration Statement in File No. 33-50733.)

(10)(n)(l) Paradise Island Purchase Agreement dated October 11, 1993 between RII and Sun International Hotels Limited, with Exhibits and Schedules. (Incorporated by reference to Exhibit 10.55 to registrant's Form S-4 Registration Statement dated October 25, 1993, in File No. 33-50733.)

(10)(n)(2) Amendment dated as of November 30, 1993 to the Paradise Island Purchase Agreement dated October 11, 1993 between RII and Sun International Hotels Limited concerning Bahamas Developers Limited. (Incorporated by reference to
            Exhibit 10.55(a) to Amendment No. 3, dated February 1, 1994, to registrant's Form S-4 Registration Statement in File No. 33-50733.)

(10)(n)(3) Amendment dated as of November 30, 1993 to the Paradise Island Purchase Agreement dated October 11, 1993 between RII and Sun International Hotels Limited. (Incorporated by reference to Exhibit 10.55(b) to Amendment No. 3, dated February 1, 1994, to registrant's Form S-4 Registration Statement in File No. 33-50733.)

(10)(o)(1) PIRL Standby Distribution Agreement dated October 15, 1993 between RII and PIRL. (Incorporated by reference to Exhibit 10.59 to registrant's Form S-4 Registration
            Statement dated October 25, 1993, in File No. 33-50733.)

(10)(o)(2) Letter Agreement between RII and PIRL concerning airline support services. (Incorporated by reference to Exhibit
            10.60 to registrant's Form S-4 Registration Statement dated October 25, 1993, in File No. 33-50733.)

(10)(p) Bondholders Support Agreement dated October 11, 1993 among RII, Griffin Resorts Inc. (now GGRI), Sun International Investments Limited, Sun International Hotels Limited, TCW Special Credits and Fidelity Management and Research Company, concerning bondholders support. (Incorporated by reference to Exhibit 10.52 to registrant's Form S-4 Registration Statement dated October 25, 1993, in File No. 33-50733.)

(10)(q) Letter Agreement dated October 11, 1993 among Fidelity Management and Research Company, TCW Special Credits, RII and Sun International Hotels Limited concerning consent rights of holders of Old Series Notes. (Incorporated by reference to Exhibit 10.50 to registrant's Form S-4 Registration Statement dated October 25, 1993, in File No. 33-50733.)

(10)(r)(1)  Letter Agreement dated October 19, 1993 among RII,
            Fidelity Management, TCW Special Credits, Sun
            International Hotels Limited, Sun International
            Investments Limited and GGRI regarding GGRI, Inc.
            (Incorporated by reference to Exhibit 10.56 to registrant's Form S-4 Registration Statement dated October 25, 1993, in File No. 33-50733.)

(10)(r)(2)  Letter Agreement dated October 15, 1993, among RII,
            Fidelity Management, TCW Special Credits and Sun
            International Hotels Limited regarding P.I. Resorts
            Limited. (Incorporated by reference to Exhibit 10.58 to registrant's Form S-4 Registration Statement dated October 25, 1993, in File No. 33-50733.)

(21)        Subsidiaries of the registrant.

     Registrant agrees to file with the Securities and Exchange
Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

     (b)  Reports on Form 8-K
          ___________________

     The Company filed a Form 8-K Current Report, dated October 25, 1993 to report that RII filed a Registration Statement on Form S-4 (Registration No. 33-50733) with the Securities and Exchange Commission covering the proposed exchange of the Series Notes for, among other consideration, shares of RII Class B Stock, $125,000,000 principal amount of RIHF Mortgage Notes, $35,000,000 principal amount of RIHF Junior Mortgage Notes and, under certain circumstances, ordinary shares of PIRL.

     (c)  Exhibits Required by Item 601 of Regulation S-K
          _______________________________________________

     The exhibits listed in Item 14(a)3. of this report, and not incorporated by reference to a separate file, follow "SIGNATURES."

     (d)  Financial Statement Schedules Required by Regulation S-X
          ________________________________________________________

     The financial statement schedules required by Regulation S-X are incorporated by reference to "ITEM 8. FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA."

                              SIGNATURES
                              __________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RESORTS INTERNATIONAL, INC.
                                          ___________________________
                                                 (Registrant)


Date:  March 17, 1994                   By/s/ Merv Griffin
                                        _____________________________
                                          Merv Griffin
                                          Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By/s/ Merv Griffin                      March 17, 1994
  ________________________________
  Merv Griffin
  Chairman of the Board

By
  ________________________________
  Antonio C. Alvarez II
  Director

By
  ________________________________
  Warren Cowan
  Director

By
  _________________________________
  Thomas E. Gallagher
  Director

By
  ________________________________
  Joseph G. Kordsmeier
  Director

By
  ________________________________
  Paul C. Sheeline
  Director

By
  ________________________________
  Christopher D. Whitney
  Executive Vice President
  (Principal Executive Officer)

By
  ________________________________
  Matthew B. Kearney
  Executive Vice President - Finance
  (Principal Executive Officer and
   Principal Financial Officer)

By
  ________________________________
  David G. Bowden
  Vice President - Controller
  and Assistant Secretary
  (Principal Accounting Officer)

                              SIGNATURES
                              __________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RESORTS INTERNATIONAL, INC.
                                          ___________________________
                                                 (Registrant)


Date:  March 17, 1994                   By
                                        _____________________________
                                          Merv Griffin
                                          Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By
  ________________________________
  Merv Griffin
  Chairman of the Board

By/s/ Antonio C. Alvarez II             March 17, 1994
  ________________________________
  Antonio C. Alvarez II
  Director

By
  ________________________________
  Warren Cowan
  Director

By
  _________________________________
  Thomas E. Gallagher
  Director

By
  ________________________________
  Joseph G. Kordsmeier
  Director

By
  ________________________________
  Paul C. Sheeline
  Director

By
  ________________________________
  Christopher D. Whitney
  Executive Vice President
  (Principal Executive Officer)

By
  ________________________________
  Matthew B. Kearney
  Executive Vice President - Finance
  (Principal Executive Officer and
   Principal Financial Officer)

By
  ________________________________
  David G. Bowden
  Vice President - Controller
  and Assistant Secretary
  (Principal Accounting Officer)

                              SIGNATURES
                              __________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RESORTS INTERNATIONAL, INC.
                                          ___________________________
                                                 (Registrant)


Date:  March 17, 1994                   By
                                        _____________________________
                                          Merv Griffin
                                          Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By
  ________________________________
  Merv Griffin
  Chairman of the Board

By
  ________________________________
  Antonio C. Alvarez II
  Director

By/s/ Warren Cowan                      March 17, 1994
  ________________________________
  Warren Cowan
  Director

By
  _________________________________
  Thomas E. Gallagher
  Director

By
  ________________________________
  Joseph G. Kordsmeier
  Director

By
  ________________________________
  Paul C. Sheeline
  Director

By
  ________________________________
  Christopher D. Whitney
  Executive Vice President
  (Principal Executive Officer)

By
  ________________________________
  Matthew B. Kearney
  Executive Vice President - Finance
  (Principal Executive Officer and
   Principal Financial Officer)

By
  ________________________________
  David G. Bowden
  Vice President - Controller
  and Assistant Secretary
  (Principal Accounting Officer)

                              SIGNATURES
                              __________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RESORTS INTERNATIONAL, INC.
                                          ___________________________
                                                 (Registrant)


Date:  March 17, 1994                   By
                                        _____________________________
                                          Merv Griffin
                                          Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By
  ________________________________
  Merv Griffin
  Chairman of the Board

By
  ________________________________
  Antonio C. Alvarez II
  Director

By
  ________________________________
  Warren Cowan
  Director

By/s/ Thomas E. Gallagher               March 17, 1994
  _________________________________
  Thomas E. Gallagher
  Director

By
  ________________________________
  Joseph G. Kordsmeier
  Director

By
  ________________________________
  Paul C. Sheeline
  Director

By
  ________________________________
  Christopher D. Whitney
  Executive Vice President
  (Principal Executive Officer)

By
  ________________________________
  Matthew B. Kearney
  Executive Vice President - Finance
  (Principal Executive Officer and
   Principal Financial Officer)

By
  ________________________________
  David G. Bowden
  Vice President - Controller
  and Assistant Secretary
  (Principal Accounting Officer)

                              SIGNATURES
                              __________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RESORTS INTERNATIONAL, INC.
                                          ___________________________
                                                 (Registrant)


Date:  March 17, 1994                   By
                                        _____________________________
                                          Merv Griffin
                                          Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By
  ________________________________
  Merv Griffin
  Chairman of the Board

By
  ________________________________
  Antonio C. Alvarez II
  Director

By
  ________________________________
  Warren Cowan
  Director

By
  _________________________________
  Thomas E. Gallagher
  Director

By/s/ Joseph G. Kordsmeier              March 17, 1994
  ________________________________
  Joseph G. Kordsmeier
  Director

By
  ________________________________
  Paul C. Sheeline
  Director

By
  ________________________________
  Christopher D. Whitney
  Executive Vice President
  (Principal Executive Officer)

By
  ________________________________
  Matthew B. Kearney
  Executive Vice President - Finance
  (Principal Executive Officer and
   Principal Financial Officer)

By
  ________________________________
  David G. Bowden
  Vice President - Controller
  and Assistant Secretary
  (Principal Accounting Officer)

                              SIGNATURES
                              __________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RESORTS INTERNATIONAL, INC.
                                          ___________________________
                                                 (Registrant)


Date:  March 17, 1994                   By
                                        _____________________________
                                          Merv Griffin
                                          Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By
  ________________________________
  Merv Griffin
  Chairman of the Board

By
  ________________________________
  Antonio C. Alvarez II
  Director

By
  ________________________________
  Warren Cowan
  Director

By
  _________________________________
  Thomas E. Gallagher
  Director

By
  ________________________________
  Joseph G. Kordsmeier
  Director

By/s/ Paul C. Sheeline                  March 17, 1994
  ________________________________
  Paul C. Sheeline
  Director

By
  ________________________________
  Christopher D. Whitney
  Executive Vice President
  (Principal Executive Officer)

By
  ________________________________
  Matthew B. Kearney
  Executive Vice President - Finance
  (Principal Executive Officer and
   Principal Financial Officer)

By
  ________________________________
  David G. Bowden
  Vice President - Controller
  and Assistant Secretary
  (Principal Accounting Officer)

                              SIGNATURES
                              __________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RESORTS INTERNATIONAL, INC.
                                          ___________________________
                                                 (Registrant)


Date:  March 17, 1994                   By
                                        _____________________________
                                          Merv Griffin
                                          Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By
  ________________________________
  Merv Griffin
  Chairman of the Board

By
  ________________________________
  Antonio C. Alvarez II
  Director

By
  ________________________________
  Warren Cowan
  Director

By
  _________________________________
  Thomas E. Gallagher
  Director

By
  ________________________________
  Joseph G. Kordsmeier
  Director

By
  ________________________________
  Paul C. Sheeline
  Director

By/s/ Christopher D. Whitney            March 17, 1994
  ________________________________
  Christopher D. Whitney
  Executive Vice President
  (Principal Executive Officer)

By/s/ Matthew B. Kearney                March 17, 1994
  ________________________________
  Matthew B. Kearney
  Executive Vice President - Finance
  (Principal Executive Officer and
   Principal Financial Officer)

By/s/ David G. Bowden                   March 17, 1994
  ________________________________
  David G. Bowden
  Vice President - Controller
  and Assistant Secretary
  (Principal Accounting Officer)

                      RESORTS INTERNATIONAL, INC.
                      ___________________________

                     Form 10-K for the fiscal year
                        ended December 31, 1993

                             EXHIBIT INDEX
                             _____________

                                         Reference to previous
Exhibit                                  filing or page number
Number      Exhibit                      in Form 10-K
_______     _______                      _____________________

(2)(a)      Second Amended Joint         Incorporated by reference
            Plan of Reorganization       to Exhibit 35 to registrant's
            of Resorts International,    Form 8 Amendment No. 1 to
            Inc., Resorts International  its Form 8-K Current Report
            Financing, Inc., Griffin     dated August 30, 1990, in
            Resorts Inc. (now GGRI),     File No. 1-4748.
            and Griffin Resorts Holding
            Inc., dated as of May 31,
            1990.

(2)(b)      Joint Plan of Reorgan-       Incorporated by reference to
            ization Proposed by Resorts  Appendix A of the Information
            International, Inc., GGRI,   Statement/Prospectus included
            Inc., Resorts International in Amendment No. 3, dated Feb-Hotel, Inc., Resorts Inter- ruary 1, 1994, to the Form S-4
            national Hotel Financing,    Registration Statement in File
            Inc. and P.I. Resorts        No. 33-50733.
            Limited.

(3)(a)      Restated Certificate of      Incorporated by reference to
            Incorporation of the         Exhibit (3)(a) to regis-
            registrant.                  trant's Form 10-K Annual
                                         Report for the fiscal year
                                         ended December 31, 1990,
                                         in File No. 1-4748.

(3)(b)      By-laws, as amended, of      Incorporated by reference
            the registrant.              to Exhibit (4)(d) to
                                         registrant's Form l0-Q
                                         Quarterly Report for the
                                         quarter ended September 30,
                                         1990, in File No. l-4748.

(4)(a)(1)   See Exhibits (3)(a) and
            (3)(b) as to the rights
            of holders of registrant's
            common stock.

(4)(a)(2)   Indenture dated as of        Incorporated by reference
            September 14, 1990,          to Exhibit (4)(a)(1) to
            between the registrant and   registrant's Form l0-Q
            Chemical Bank (successor     Quarterly Report for the
            to Manufacturers Hanover     quarter ended September
            Trust Company), as Trustee, 30, 1990, in File No. with respect to registrant's l-4748.
            Senior Secured Redeemable
            Notes due April 15, 1994,
            with Exhibits as executed.

                      RESORTS INTERNATIONAL, INC.
                      ___________________________

                     Form 10-K for the fiscal year
                        ended December 31, 1993

                             EXHIBIT INDEX
                             _____________

                                         Reference to previous
Exhibit                                  filing or page number
Number      Exhibit                      in Form 10-K
_______     _______                      _____________________

(4)(a)(3)   Amended and Restated RIH     Incorporated by reference
            $200,000,000 Senior Note.    to Exhibit (4)(a)(2) to
                                         registrant's Form 10-Q
                                         Quarterly Report for the
                                         quarter ended September 30,
                                         1990, in File No. 1-4748.

(4)(a)(4)   Amended and Restated RIH     Incorporated by reference
            $125,000,000 Senior Note.    to Exhibit (4)(a)(3) to
                                         registrant's Form 10-Q
                                         Quarterly Report for the
                                         quarter ended September 30,
                                         1990, in File No. 1-4748.

(4)(a)(5)   RII Pledge Agreement.        Incorporated by reference
                                         to Exhibit Q to registrant's
                                         Form 8-A Registration
                                         Statement dated July 19, 1990,
                                         in File No. 1-4748.

(4)(a)(6)   Assignment of Leases and     Incorporated by reference
            Rents, RII as Assignor.      to Exhibit U to registrant's
                                         Form 8-A Registration
                                         Statement dated July 19, 1990,
                                         in File No. 1-4748.

(4)(a)(7)   RIB $50,000,000 Promissory   Incorporated by reference
            Note to RIH.                 to Exhibit V to registrant's
                                         Form 8-A Registration
                                         Statement dated July 19, 1990,
                                         in File No. 1-4748.

(4)(a)(8)   Indenture of Mortgage from   Incorporated by reference
            Paradise Island Limited.     to Exhibit W to registrant's
                                         Form 8-A Registration
                                         Statement dated July 19, 1990,
                                         in File No. 1-4748.

(4)(a)(9)   Guaranty by Paradise         Incorporated by reference
            Island Limited.              to Exhibit X to registrant's
                                         Form 8-A Registration
                                         Statement dated July 19, 1990,
                                         in File No. 1-4748.

(4)(a)(10)  Indenture of Mortgage        Incorporated by reference
            from Paradise Beach Inn      to Exhibit Y to registrant's
            Limited.                     Form 8-A Registration
                                         Statement dated July 19, 1990,
                                         in File No. 1-4748.

                      RESORTS INTERNATIONAL, INC.
                      ___________________________

                     Form 10-K for the fiscal year
                        ended December 31, 1993

                             EXHIBIT INDEX
                             _____________

                                         Reference to previous
Exhibit                                  filing or page number
Number      Exhibit                      in Form 10-K
_______     _______                      _____________________

(4)(a)(11)  Guaranty by Paradise Beach   Incorporated by reference
            Inn Limited.                 to Exhibit Z to registrant's
                                         Form 8-A Registration
                                         Statement dated July 19, 1990,
                                         in File No. 1-4748.

(4)(a)(12)  Indenture of Mortgage from   Incorporated by reference
            Island Hotel Company         to Exhibit AA to registrant's
            Limited.                     Form 8-A Registration
                                         Statement dated July 19, 1990,
                                         in File No. 1-4748.

(4)(a)(13)  Guaranty by Island Hotel     Incorporated by reference
            Company Limited.             to Exhibit BB to registrant's
                                         Form 8-A Registration
                                         Statement dated July 19, 1990,
                                         in File No. 1-4748.

(4)(a)(14)  RIB Collateral Assignment    Incorporated by reference
            Agreement among RIH, GRI     to Exhibit CC to registrant's
            (now GGRI), RIB, Paradise    Form 8-A Registration
            Island Limited, Island Hotel Statement dated July 19, 1990,
            Company Limited, Paradise    in File No. 1-4748.
            Beach Inn Limited, and The
            Bank of New York.

(4)(a)(15)  RII Security Agreement.      Incorporated by reference
                                         to Exhibit P to registrant's
                                         Form 8-A Registration
                                         Statement dated July 19, 1990,
                                         in File No. 1-4748.

(4)(b)      Indenture dated as of        Incorporated by reference
            September 14, 1990,          to Exhibit (4)(b) to
            between the registrant       registrant's Form 10-Q
            and The Bank of New York,    Quarterly Report for the
            as Trustee, with respect     quarter ended September
            to registrant's First        30, 1990, in File No.
            Mortgage Non-Recourse        1-4748.
            Pass-Through Notes due
            June 30, 2000, with
            Exhibits as executed.

                      RESORTS INTERNATIONAL, INC.
                      ___________________________

                     Form 10-K for the fiscal year
                        ended December 31, 1993

                             EXHIBIT INDEX
                             _____________

                                         Reference to previous
Exhibit                                  filing or page number
Number      Exhibit                      in Form 10-K
_______     _______                      _____________________

(4)(c)      Resorts International,       Incorporated by reference
            Inc. Senior Management       to Exhibit 8.5 to Exhibit
            Stock Option Plan.           35 to registrant's Form 8
                                         Amendment No. 1 to its Form
                                         8-K Current Report dated
                                         August 30, 1990, in File
                                         No. 1-4748.

(10)(a)(1)  Agreement, dated May 23,     Incorporated by reference
            l978, between HCB and        to Exhibit (10)(b)(i) to
            Paradise Enterprises         registrant's Form 10-K
            Limited.                     Annual Report for the fis-
                                         cal year ended December 31,
                                         1988, in File No. 1-4748.

(10)(a)(2)  Letter, dated July 2,        Incorporated by reference
            1985, from HCB to the        to the exhibit to regis-
            registrant amending          trant's Form 8-K Current
            Exhibit (10)(a)(1) hereto.   Report dated July 9, 1985,
                                         in File No. 1-4748.

(10)(a)(3)  Agreement, dated May 23,     Incorporated by reference
            1978, between HCB and        to Exhibit 10.01 to GRI's
            Paradise Realty Limited      Form S-1 Registration
            (now RIB).                   Statement filed July 13,
                                         1988, in File No. 33-23063.

(10)(a)(4)  Letter, dated September      Incorporated by reference
            26, 1988, from HCB to RIB    to Exhibit (10)(b)(iv)
            extending Exhibit            to registrant's Form 10-K
            (10)(a)(3) hereto.           Annual Report for the fiscal
                                         year ended December 31, 1988,
                                         in File No. 1-4748.

(10)(a)(5)  Supplement, dated February   Incorporated by reference
            21, 1990, to license         to Exhibit (10)(b)(v) to
            granted March 30, 1978 to    registrant's  Form 10-K
            Paradise Enterprises         Annual Report for the fis-
            Limited.                     cal year ended December 31,
                                         1989, in File No. 1-4748.

(10)(a)(6)  Supplement, dated Septem-    Incorporated by reference
            ber 7, 1990, to license      to Exhibit (10)(b)(6) to
            granted March 30, 1978 to    registrant's Form 10-K
            Paradise Enterprises         Annual Report for the fis-
            Limited.                     cal year ended December 31,
                                         1990, in File No. 1-4748.

                      RESORTS INTERNATIONAL, INC.
                      ___________________________

                     Form 10-K for the fiscal year
                        ended December 31, 1993

                             EXHIBIT INDEX
                             _____________

                                         Reference to previous
Exhibit                                  filing or page number
Number      Exhibit                      in Form 10-K
_______     _______                      _____________________

(10)(a)(7)  Supplement, dated January    Incorporated by reference
            15, 1991, to license         to Exhibit (10)(b)(7) to
            granted March 30, 1978 to    registrant's Form 10-K
            Paradise Enterprises         Annual Report for the
            Limited.                     fiscal year ended December
                                         31, 1990, in File No.
                                         1-4748.

(10)(a)(8)  Supplement, dated February   Incorporated by reference
            13, 1992, to license         to Exhibit (10)(a)(8) to
            granted March 30, 1978 to    the registrant's Form 10-K
            Paradise Enterprises Ltd.    Annual Report for the fiscal
                                         year ended December 31, 1992,
                                         in File No. 1-4748.

(10)(a)(9)  Supplement, dated December   Incorporated by reference
            30, 1992, to license granted to Exhibit (10)(a)(9) to
            March 30, 1978 to Paradise   the registrant's Form
            Enterprises Limited.         10-K Annual Report for the
                                         fiscal year ended December
                                         31, 1992, in File No. 1-4748.

(10)(b)(1)  Lease Agreement, dated       Incorporated by reference
            October 26, 1983, between    to Exhibit (10)(c)(i) to
            the registrant and Ocean     registrant's  Form 10-K
            Showboat, Inc.               Annual Report for the fis-
                                         cal year ended December 31,
                                         1986, in File No. 1-4748.

(10)(b)(2)  First Amendment, dated       Incorporated by reference
            January 15, 1985, to Lease   to Exhibit (10)(c)(ii)
            Agreement, dated October     to registrant's Form 10-K
            26, 1983, between the        Annual Report for the
            registrant and Atlantic      fiscal year ended December
            City Showboat, Inc.          31, 1984, in File No.
            (assignee from affiliate     1-4748.
            - Ocean Showboat, Inc.).

(10)(b)(3)  Second and Third Amend-      Incorporated by reference
            ments, dated July 5 and      to Exhibit (10)(c)(iii)
            October 28, 1985,            to registrant's Form
            respectively, to Lease       10-K Annual Report for
            Agreement, dated October     the fiscal year ended
            26, 1983, between the        December 31, 1985, in
            registrant and Atlantic      File No. 1-4748.
            City Showboat, Inc.

                      RESORTS INTERNATIONAL, INC.
                      ___________________________

                     Form 10-K for the fiscal year
                        ended December 31, 1993

                             EXHIBIT INDEX
                             _____________

                                         Reference to previous
Exhibit                                  filing or page number
Number      Exhibit                      in Form 10-K
_______     _______                      _____________________

(10)(b)(4)  Restated Third Amendment,    Incorporated by reference
            dated August 28, 1986, to    to Exhibit (10)(c)(iv)
            Lease Agreement, dated       to registrant's Form
            October 26, 1983, between    10-K Annual Report for
            the registrant and           the fiscal year ended
            Atlantic City Showboat,      December 31, 1986, in File
            Inc.                         No. 1-4748.

(10)(b)(5)  Fourth Amendment, dated      Incorporated by reference
            December 16, 1986, to        to Exhibit (10)(c)(v)
            Lease Agreement, dated       to registrant's Form
            October 26, 1983, between    10-K Annual Report for
            the registrant and           the fiscal year ended
            Atlantic City Showboat,      December 31, 1986, in File
            Inc.                         No. 1-4748.

(10)(b)(6)  Fifth Amendment, dated       Incorporated by reference
            February 1987, to Lease      to Exhibit (10)(c)(vi)
            Agreement, dated October     to registrant's Form
            26, 1983, between the        10-K Annual Report for
            registrant and Atlantic      the fiscal year ended
            City Showboat, Inc.          December 31, 1986, in File
                                         No. 1-4748.

(10)(b)(7)  Sixth Amendment, dated       Incorporated by reference
            March 13, 1987, to Lease     to Exhibit (10)(c)(vii)
            Agreement, dated October     to registrant's Form
            26, 1983, between the        10-K Annual Report for
            registrant and Atlantic      the fiscal year ended
            City Showboat, Inc.          December 31, 1986, in File
                                         No. 1-4748.

(10)(b)(8)  Seventh Amendment, dated     Incorporated by reference
            October 18, 1988, to Lease   to Exhibit (10)(c)(viii)
            Agreement, dated October     to registrant's Form
            26, 1983, between the        10-K Annual Report for
            registrant and Atlantic      the fiscal year ended
            City Showboat, Inc.          December 31, 1988, in File
                                         No. 1-4748.

(10)(c)(1)  RII Executive Health Plan.   Incorporated by reference
                                         to Exhibit (10)(c)(1) to
                                         registrant's Form 10-K Annual
                                         Report for the fiscal year
                                         ended December 31, 1992, in
                                         File No. 1-4748.

                      RESORTS INTERNATIONAL, INC.
                      ___________________________

                     Form 10-K for the fiscal year
                        ended December 31, 1993

                             EXHIBIT INDEX
                             _____________

                                         Reference to previous
Exhibit                                  filing or page number
Number      Exhibit                      in Form 10-K
_______     _______                      _____________________

(10)(c)(2)  Resorts Retirement           Incorporated by reference to
            Savings Plan.                Exhibit (10)(c)(2) to regis-
                                         trant's Form 10-K Annual
                                         Report for the fiscal year
                                         ended December 31, 1991, in
                                         File No. 1-4748.

(10)(d)(1)  Employment Agreement,        Incorporated by reference
            dated as of September 17,    to Exhibit (10)(d)(4) to
            1992, between the regis-     registrant's Form 10-K Annual
            trant and David P. Hanlon.   Report for the fiscal year
                                         ended December 31, 1992, in
                                         File No. 1-4748.

(10)(d)(2)  Termination Agreement,       Incorporated by reference to
            dated as of September        Exhibit 10.27 to registrant's
            27, 1993, between RII        Form S-4 Registration State-
            and David P. Hanlon.         ment dated October 25, 1993,
                                         in File No. 33-50733.


(10)(d)(3)  Employment Agreement,        Incorporated by reference
            dated May 3, 1991,           to Exhibit (10)(d)(2) to
            between the registrant       registrant's Form 10-K Annual
            and Christopher D. Whitney.  Report for the fiscal year
                                         ended December 31, 1991, in
                                         File No. 1-4748.

(10)(d)(4)  Amendment to Employment      Incorporated by reference
            Agreement, dated as of       to Exhibit 10.22 to regis-
            December 3, 1992, between    trant's Form S-4 Registration
            RII and Christopher D.       Statement dated October 25,
            Whitney.                     1993, in File No. 33-50733.

(10)(d)(5)  Employment Agreement, dated  Incorporated by reference
            May 3, 1991, between the     to Exhibit (10)(d)(3) to
            registrant and Matthew B.    registrant's Form 10-K
            Kearney.                     Annual Report for the
                                         fiscal year ended December
                                         31, 1991, in File No.
                                         1-4748.

(10)(d)(6)  Amendment to Employment      Incorporated by reference
            Agreement, dated December    to Exhibit 10.24 to regis-
            3, 1992, between RII and     trant's Form S-4 Registration
            Matthew B. Kearney.          Statement dated October 25,
                                         1993, in File No. 33-50733.

                      RESORTS INTERNATIONAL, INC.
                      ___________________________

                     Form 10-K for the fiscal year
                        ended December 31, 1993

                             EXHIBIT INDEX
                             _____________

                                         Reference to previous
Exhibit                                  filing or page number
Number      Exhibit                      in Form 10-K
_______     _______                      _____________________


(10)(d)(7)  Second Amendment to Employ-  Incorporated by reference
            ment Agreement, dated Sep-   to Exhibit 10.25 to regis-
            tember 24, 1993, between RII trant's Form S-4 Registration
            and Matthew B. Kearney.      Statement dated October 25,
                                         1993, in File No. 33-50733.

(10)(e)(1)  Stock Option Agreement,      Incorporated by reference
            dated as of May 3, 1991,     to Exhibit (10)(e)(1) to
            between the registrant       registrant's Form 10-K Annual
            and David P. Hanlon.         Report for the fiscal year
                                         ended December 31, 1991, in
                                         File No. 1-4748.

(10)(e)(2)  Stock Option Agreement,      Incorporated by reference
            dated as of May 3, 1991,     to Exhibit (10)(e)(2) to
            between the registrant       registrant's Form 10-K Annual
            and Christopher D. Whitney.  Report for the fiscal year
                                         ended December 31, 1991, in
                                         File No. 1-4748.

(10)(e)(3)  Stock Option Agreement,      Incorporated by reference
            dated as of May 3, 1991,     to Exhibit (10)(e)(3) to
            between the registrant       registrant's Form 10-K Annual
            and Matthew B. Kearney.      Report for the fiscal year
                                         ended December 31, 1991, in
                                         File No. 1-4748.

(10)(e)(4)  Stock Option Agreement,      Incorporated by reference
            dated as of May 3, 1991,     to Exhibit (10)(e)(5) to
            between the registrant       registrant's Form 10-K Annual
            and David G. Bowden.         Report for the fiscal year
                                         ended December 31, 1991, in
                                         File No. 1-4748.

(10)(e)(5)  Amendment No. 1, dated       Incorporated by reference
            as of September 17, 1992,    to Exhibit (10)(e)(6) to
            to Exhibit (10)(e)(1).       registrant's Form 10-K Annual
                                         Report for the fiscal year
                                         ended December 31, 1992, in
                                         File No. 1-4748.

(10)(f)     License and Services         Incorporated by reference to
            Agreement, dated             Exhibit 10.34 to registrant's
            as of September 17, 1992,    Form S-4 Registration State-
            among Griffin Group, RII     ment dated October 25, 1993,
            and RIH.                     in File No. 33-50733.

                      RESORTS INTERNATIONAL, INC.
                      ___________________________

                     Form 10-K for the fiscal year
                        ended December 31, 1993

                             EXHIBIT INDEX
                             _____________

                                         Reference to previous
Exhibit                                  filing or page number
Number      Exhibit                      in Form 10-K
_______     _______                      _____________________


(10)(g)     Litigation Trust Agreement,  Incorporated by reference
            dated as of September 17,    to Exhibit 1.46 to Exhibit
            1990, among RII, RIFI,       35 to the Form 8 Amendment
            Griffin Resorts Holding      dated November 16, 1990,
            Inc. and Griffin Resorts     to the registrant's Form
            Inc. (now GGRI).             8-K Current Report dated
                                         August 30, 1990, in File
                                         No. 1-4748.

(10)(h)(1)  Promissory Note, dated       Incorporated by reference
            September 28, 1990,          to Exhibit 9.1A to Exhibit
            between Merv Griffin and     35 to the Form 8 Amendment
            the registrant.              dated  November 16, 1990,
                                         to the registrant's Form
                                         8-K Current Report dated
                                         August 30, 1990, in File
                                         No. 1-4748.

(10)(h)(2)  Letter of Credit, dated      Incorporated by reference
            October 1, 1990, by Morgan to Exhibit 9.1B to Exhibit 35 Guaranty Trust Company of to the Form 8 Amendment dated
            New York.                    November 16, 1990, to the
                                         registrant's Form 8-K Current
                                         Report dated August 30, 1990,
                                         in File No. 1-4748.

(10)(h)(3)  Letters extending the term-  Incorporated by reference to
            ination date of Exhibit      Exhibit (10)(i)(2) to the
            (10)(h)(2).                  registrant's Form 10-K Annual
                                         Report for the fiscal year
                                         ended December 31, 1992, in
                                         File No. 1-4748.

(10)(i)(1)  Promissory Note, dated       Incorporated by reference to
            September 17, 1992, between  Exhibit 1 to Exhibit 10.34 to
            Griffin Group and the        registrant's Form S-4 Regis-
            registrant.                  tration Statement dated Octo-
                                         ber 25, 1993, in File No.
                                         33-50733.

(10)(i)(2)  Guaranty dated September     Incorporated by reference to
            17, 1992 by Mervyn E.        Exhibit 2 to Exhibit 10.34 to
            Griffin in favor of RII.     registrant's Form S-4 Regis-
                                         tration Statement dated Octo-
                                         ber 25, 1993, in File No.
                                         33-50733.

                      RESORTS INTERNATIONAL, INC.
                      ___________________________

                     Form 10-K for the fiscal year
                        ended December 31, 1993

                             EXHIBIT INDEX
                             _____________

                                         Reference to previous
Exhibit                                  filing or page number
Number      Exhibit                      in Form 10-K
_______     _______                      _____________________

(10)(j)     Indemnity Agreement,         Incorporated by reference
            executed on September 19,    to Exhibit 9.6 to Exhibit
            1990, between Merv Griffin   35 to the Form 8 Amendment
            and the registrant.          dated November 16, 1990,
                                         to the registrant's Form
                                         8-K Current Report dated
                                         August 30, 1990, in File
                                         No. 1-4748.

(10)(k)     Hotel Corporation of The     Incorporated by reference
            Bahamas Right of First       to Exhibit (10)(n) to
            Refusal.                     registrant's Form 10-K
                                         Annual Report for the fiscal
                                         year ended December 31, 1988,
                                         in File No. 1-4748.

(10)(l)(1)  Consulting agreement         Incorporated by reference to
            between Alvarez & Marsal,    Exhibit (10)(m)(1) to regis-
            Inc. and the registrant,     trant's Form 10-K Annual
            effective March 1, 1992.     Report for the fiscal year
                                         ended December 31, 1992, in
                                         File No. 1-4748.

(10)(1)(2)  Amendment, dated September   Incorporated by reference to
            14, 1992, to the consulting  Exhibit (10)(m)(2) to
            agreement between Alvarez    registrant's Form 10-K Annual
            & Marsal, Inc. and the       Report for the fiscal year
            registrant.                  ended December 31, 1992, in
                                         File No. 1-4748.

(10)(m)     Letter Agreement dated       Incorporated by reference to
            July 1, 1993 between RII     Exhibit 10.63 to Amendment
            and Bear Stearns & Co. Inc.  No. 1, dated January 5, 1994,
            for retention of services.   to registrant's Form S-4
                                         Registration Statement in File
                                         No. 33-50733.

(10)(n)(1)  Paradise Island Purchase     Incorporated by reference to
            Agreement dated October 11,  Exhibit 10.55 to registrant's
            1993 between RII and Sun     Form S-4 Registration State-
            International Hotels         ment dated October 25, 1993,
            Limited, with Exhibits and   in File No. 33-50733.
            Schedules.

                      RESORTS INTERNATIONAL, INC.
                      ___________________________

                     Form 10-K for the fiscal year
                        ended December 31, 1993

                             EXHIBIT INDEX
                             _____________

                                         Reference to previous
Exhibit                                  filing or page number
Number      Exhibit                      in Form 10-K
_______     _______                      _____________________

(10)(n)(2)  Amendment dated as of Novem- Incorporated by reference to
            ber 30, 1993 to the Para-    Exhibit 10.55(a) to Amend-
            dise Island Purchase Agree-  ment No. 3, dated February 1,
            ment dated October 11,       1994, to registrant's Form S-4
            1993 between RII and Sun     Registration Statement in File
            International Hotels         No. 33-50733.
            Limited concerning Bahamas
            Developers Limited.

(10)(n)(3)  Amendment dated as of        Incorporated by reference to
            November 30, 1993 to the     Exhibit 10.55(b) to Amend-
            Paradise Island Purchase     ment No. 3, dated February 1,
            Agreement dated October 11,  1994, to registrant's Form S-4
            1993 between RII and Sun     Registration Statement in File
            International Hotels         No. 33-50733.
            Limited.

(10)(o)(1)  PIRL Standby Distribution    Incorporated by reference to
            Agreement dated October 15,  Exhibit 10.59 to registrant's
            1993 between RII and PIRL.   Form S-4 Registration State-
                                         ment dated October 25, 1993,
                                         in File No. 33-50733.

(10)(o)(2)  Letter Agreement between     Incorporated by reference to
            RII and PIRL concerning      Exhibit 10.60 to registrant's
            airline support services.    Form S-4 Registration State-
                                         ment dated October 25, 1993,
                                         in File No. 33-50733.

(10)(p)     Bondholders Support          Incorporated by reference to
            Agreement dated October 11,  Exhibit 10.52 to registrant's
            1993 among RII, Griffin      Form S-4 Registration State-
            Resorts Inc. (now GGRI),     ment dated October 25, 1993,
            Sun International Invest-    in File No. 33-50733.
            ments Limited, Sun Inter-
            national Hotels Limited,
            TCW Special Credits and
            Fidelity Management and
            Research Company, concerning
            bondholders support.

(10)(q) Letter Agreement dated Oct- Incorporated by reference to ober 11, 1993 among Fidelity Exhibit 10.50 to registrant's Management and Research Com- Form S-4 Registration State-
            pany, TCW Special Credits,   ment dated October 25, 1993,
            RII and Sun International    in File No. 33-50733.
            Hotels Limited concerning
            consent rights of holders of
            Old Series Notes.

                     RESORTS INTERNATIONAL, INC.
                     ___________________________

                    Form 10-K for the fiscal year
                       ended December 31, 1993

                            EXHIBIT INDEX
                            _____________

                                         Reference to previous
Exhibit                                  filing or page number
Number      Exhibit                      in Form 10-K
_______     _______                      _____________________

(10)(r)(l)  Letter Agreement dated Oct-  Incorporated by reference to
            ober 19, 1993 among RII,     Exhibit 10.56 to regis-
            Fidelity Management, TCW     trant's Form S-4 Registration
            Special Credits, Sun Inter-  Statement dated October 25,
            national Hotels Limited,     1993, in File No. 33-50733.
            Sun International Invest-
            ments Limited and GGRI
            regarding GGRI, Inc.

(10)(r)(2)  Letter of Agreement dated    Incorporated by reference to
            October 15, 1993, among RII, Exhibit 10.58 to registrant's
            Fidelity Management, TCW     Form S-4 Registration State-
            Special Credits and Sun      ment dated October 25, 1993,
            International Hotels         in File No. 33-50733.
            Limited regarding P.I.
            Resorts Limited.

(21)        Subsidiaries of the          Pages 117-118.
            registrant.

                                                       EXHIBIT 21
                                                       __________

                   Subsidiaries of the Registrant
                       As of December 31, 1993
                   ______________________________

                                                    Percentage of
                                                    Outstanding
                                    Place of        Stock Held
Name of Subsidiary                  Incorporation   By Registrant
__________________                  _____________   _____________

ANTL, Inc.                          Florida             l00%

Aces Advertising Agency, Inc.       New Jersey           (1)

Bahamas Developers Limited          The Bahamas          (2)

Ess Zee Corporation                 New Jersey          100%

GGRI, Inc.                          Delaware            100%

International Suppliers, Inc.       Florida             100%

Island Hotel Company Limited        The Bahamas          (2)

New Pier Operating Company, Inc.    New Jersey          100%

P.I. Resorts Limited                The Bahamas         100%

Paradise Beach Inn, Limited         The Bahamas          (3)

Paradise Enterprises Limited        The Bahamas          (2)

Paradise Island Airlines, Inc.      Florida             l00%

Paradise Island Bridge Management
 Company Limited                    The Bahamas          (2)

Paradise Island Limited             The Bahamas          (2)

Paradise Island Vacations, Inc.     Florida             100%

Paradise Security Services
 Limited                            The Bahamas          (2)

Resorts International (Bahamas)
 1984 Limited                       The Bahamas          (4)

Resorts International
 Disbursement, Inc.                 Florida             100%

Resorts International
 Hotel Financing, Inc.              Delaware            100%

Resorts International Hotel, Inc.   New Jersey          l00%

Resorts Representation
 International, Inc.                Florida             100%


(1)  100% owned by Resorts International Hotel, Inc.
(2)  100% owned by Resorts International (Bahamas) 1984 Limited
(3)  100% owned by Paradise Island Limited
(4)  100% owned by GGRI, Inc.

     The registrant's subsidiaries generally do business in their respective corporate names or distinctive short forms thereof which are readily identifiable. Resorts International Hotel, Inc. uses the name Merv Griffin's Resorts Casino Hotel extensively. Resorts International (Bahamas) 1984 Limited, Paradise Enterprises Limited and Island Hotel Company Limited do business under the name Paradise Island Resort & Casino. Paradise Beach Inn, Limited does business under the name Paradise Paradise Beach Resort.

     The names of certain subsidiaries, which considered in the aggregate did not constitute a "significant subsidiary" as of December 31, l993 as defined in Rule l.02(v) of Regulation S-X, have been omitted.