Form 10-Q
period 1994-03-31
RESORTS INTERNATIONAL INC
filed 1994-05-12
CIK 83394

Form 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


     [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF l934
     For the quarterly period ended March 31, 1994

                                        OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to


     Commission File No. 1-4748


                            Resorts International, Inc.
              (Exact name of registrant as specified in its charter)


                DELAWARE                                     59-0763055
     (State or other jurisdiction of                     (I.R.S.Employer
     incorporation or organization)                     Identification No.)


     1133 Boardwalk, Atlantic City, New Jersey                08401
      (Address of principal executive offices)              (Zip Code)


                                   (609) 344-6000
                          (Registrant's telephone number,
                               including area code)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                      Yes  X     No

     Number of shares outstanding of registrant's common stock as of May 6, 1994: 37,754,172.

                            Total No. of Pages 27

                            RESORTS INTERNATIONAL, INC.
                                     FORM l0-Q
                                       INDEX


                                                                 Page Number

     Part I.   Financial Information

        Item 1.       Financial Statements

                      Consolidated Statements
                      of Operations for the
                      Quarters Ended March 31, 1994
                      and 1993                                        3

                      Consolidated Balance Sheets
                      at March 31, 1994 and
                      December 31, 1993                               4

                      Consolidated Statements
                      of Cash Flows for the
                      Quarters Ended March 31, 1994
                      and 1993                                        5

                      Notes to Consolidated
                      Financial Statements                            6

                      Pro Forma Financial Data                       11

        Item 2.       Management's Discussion
                      and Analysis of Financial
                      Condition and Results of
                      Operations                                     17


     Part II.  Other Information

        Item 1.       Legal Proceedings                              22

        Item 2.       Changes in Securities                          22

        Item 3.       Defaults Upon Senior Securities                23

        Item 4.       Submission of Matters to a
                      Vote of Security Holders                       23

        Item 5.       Other Information                              24

        Item 6.       Exhibits and Reports on
                      Form 8-K                                       24

     PART I. - FINANCIAL INFORMATION
     Item 1.   Financial Statements

                     RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, except per share data)
                                     (Unaudited)
                                                          Quarter Ended
                                                            March 31,
                                                        1994        1993

     Revenues:
       Casino                                         $ 74,728    $ 77,832
       Rooms                                            11,500      10,972
       Food and beverage                                13,344      12,444
       Other casino/hotel revenues                       6,829       6,549
       Other operating revenues                          3,441       4,388
       Real estate related                               2,030       1,969
                                                       111,872     114,154


     Expenses:
       Casino                                           48,393      46,961
       Rooms                                             2,789       2,817
       Food and beverage                                10,446      10,175
       Other casino/hotel operating expenses            17,146      16,539
       Other operating expenses                          2,623       3,551
       Selling, general and administrative              16,648      18,074
       Provision for doubtful receivables                  816       1,031
       Depreciation                                      6,305       6,549
       Real estate related                                 316         370
       Unallocated corporate expense                    (1,722)     (1,019)
                                                       103,760     105,048


     Earnings from operations                            8,112       9,106
     Other income (deductions):
       Interest income                                     689         843
       Interest expense                                (18,125)    (10,897)
       Amortization of debt discount                   (12,570)    (11,357)
       Recapitalization costs                           (4,382)       (593)
       Proceeds from Litigation Trust                    2,542

     Net loss                                         $(23,734)   $(12,898)

     Net loss per share of common stock               $  (1.18)   $   (.64)

     Weighted average number of shares
       outstanding                                      20,157      20,157

                     RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                     (In Thousands of Dollars, except par value)

                                                March 31,     December 31,
                                                  1994           1993
                                               (Unaudited)

     ASSETS

     Current assets:
       Cash (including cash equivalents
        of $58,746 and $41,273)                 $  76,109     $  62,546
       Restricted cash equivalents                 10,119        14,248
       Receivables, less allowance for doubtful
        accounts of $8,414 and $7,874              19,708        19,297
       Inventories                                  8,205         8,664
       Prepaid expenses                             8,168        10,664
         Total current assets                     122,309       115,419

     Property and equipment, net of
      accumulated depreciation of $88,333 and
      $82,099                                     444,063       447,840
     Deferred charges and other assets             12,758        12,526

                                                $ 579,130     $ 575,785

     LIABILITIES AND SHAREHOLDERS' DEFICIT

     Current liabilities:
       Current maturities of long-term debt,
        net of unamortized discount             $     201     $ 466,336
       Accounts payable and accrued liabilities    67,591        84,164
         Total current liabilities                 67,792       550,500

     Liabilities subject to compromise            509,274

     Long-term debt, net of unamortized
      discount                                     85,542        85,029


     Deferred income taxes                         54,000        54,000

     Shareholders' deficit:
       Common stock - $.01 par value                  202           202
       Capital in excess of par                   102,092       102,092
       Accumulated deficit                       (234,454)     (210,720)
                                                 (132,160)     (108,426)
       Note receivable from related party          (5,318)       (5,318)
         Total shareholders' deficit             (137,478)     (113,744)

                                                $ 579,130     $ 575,785

                     RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands of Dollars)
                                     (Unaudited)


                                                           Quarter Ended
                                                             March 31,
                                                         1994         1993

     Cash flows from operating activities:
       Cash received from customers                    $111,301     $114,591
       Cash paid to suppliers and employees             (93,489)     (93,439)
         Cash flow from operations before
          interest and income taxes                      17,812       21,152
       Interest received                                    624          592
       Interest paid                                     (4,108)      (4,063)
       Income taxes refunded (paid)                         (46)         409
         Net cash provided by operating
          activities                                     14,282       18,090


     Cash flows from investing activities:
       Payments for property and equipment               (2,528)      (6,281)
       Casino Reinvestment Development Authority
        deposits and bond purchases                        (693)        (664)
       Proceeds from sale of short-term money
        market security with maturity
        greater than three months                                        885
       Purchase of short-term money market
        security with maturity
        greater than three months                                       (492)
         Net cash used in investing
          activities                                     (3,221)      (6,552)


     Cash flows from financing activities:
       Payments of recapitalization costs                (4,127)        (885)
       Proceeds from Litigation Trust                     2,542
       Repayments of non-public debt                        (42)        (295)
         Net cash used in financing
          activities                                     (1,627)      (1,180)


     Net increase in cash and cash
      equivalents                                         9,434       10,358
     Cash and cash equivalents at
      beginning of period                                76,794       66,887
     Cash and cash equivalents at
      end of period                                    $ 86,228     $ 77,245

                    RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A.   General:

          The accompanying consolidated interim financial statements, which are unaudited, include the operations of Resorts International, Inc. ("RII") and its subsidiaries. The term "Company" as used herein includes RII and/or one or more of its subsidiaries, as the context may require.

          While the accompanying interim financial information is unaudited, management of the Company believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature.

          The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1993 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 50 through 68 of RII's Annual
     Report on Form 10-K for the year ended December 31, 1993 ("RII's 1993 Form 10-K").

     B. Restructuring of Senior Secured Redeemable Notes due April 15, 1994 (the "Series Notes"):

          As described in RII's 1993 Form 10-K, the Company proposed a restructuring of the Series Notes (the "Restructuring") which RII and GGRI, Inc. ("GGRI"), RII's subsidiary which guaranteed the Series Notes, accomplished through a prepackaged bankruptcy joint plan of reorganization (the "Plan"). On March 21, 1994, after receiving the requisite acceptances for confirmation of the Plan from holders of Series Notes and equity interests in RII, RII and GGRI filed their prepackaged bankruptcy cases with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

          In accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company stopped accruing interest and amortizing discounts on the Series Notes as of March 21, 1994 and the carrying value of the Series Notes together with the accrued interest thereon was reclassified to Liabilities Subject to Compromise.

          The Plan was confirmed by the Bankruptcy Court on April 22, 1994 and on May 3, 1994 (the "Effective Date"), all conditions to the effectiveness of the Plan were either met or waived and the Plan became effective. Pursuant to the Plan, among other things, the Series Notes were exchanged for: (i) $160,000,000 principal amount of New Debt Securities (see below); (ii) 40% of RII's common stock on a fully diluted basis (excluding certain stock options); (iii) the proceeds from the sale (the "SIHL Sale," see below) of RII's properties and operations in Paradise Island, The Bahamas; and (iv) the Company's Excess Cash, as defined in the Plan, which approximated $30,000,000. Included in Excess Cash is a $2,542,000 distribution that RII received in March 1994 from a litigation trust (the "Litigation Trust") established under a previous plan of reorganization to pursue certain claims against a former affiliate. Such distribution was described in the Plan as "Deferred Cash."

          Pursuant to the Plan, the Company entered into the senior note purchase agreement (the "Senior Facility") described below.

          Also in connection with the Restructuring: (i) the Company prepaid fees of $2,310,000 due The Griffin Group, Inc. (the "Griffin Group"), a corporation controlled by Merv Griffin, Chairman of the Board of Directors of RII, under a license and services agreement by applying such amount as a reduction of the balance of a note receivable from Griffin Group (the "Group Note"); (ii) Griffin Group repaid the then remaining balance (approximately $3,000,000) of the Group Note (which was distributed to holders of the Series Notes as part of Excess Cash); (iii) RII issued a warrant to purchase 10% of RII's outstanding common stock on a fully diluted basis to Griffin Group (the "Griffin Warrant"); and (iv) RII increased its authorized shares of common stock to 100,000,000.

          Because the Plan, including the disposition of the Company's Bahamian operations and properties, became effective on May 3, 1994, the Restructuring transactions are not reflected in the accompanying consolidated financial statements. See "Pro Forma Financial Data" following Note F.

     New Debt Securities

          The "New Debt Securities" consist of $125,000,000 principal amount of 11% Mortgage Notes (the "Mortgage Notes") due September 15, 2003 and $35,000,000 principal amount of 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes") due December 15, 2004. The New Debt Securities were issued by Resorts International Hotel Financing, Inc. ("RIHF"), a recently formed subsidiary of RII, and are guaranteed by Resorts International Hotel, Inc. ("RIH"), RII's subsidiary that owns and operates Merv Griffin's Resorts Casino Hotel (the "Resorts Casino Hotel") in Atlantic City, New Jersey.

          The Mortgage Notes are secured by a $125,000,000 promissory note made by RIH (the "RIH Promissory Note"), the terms of which mirror the terms of the Mortgage Notes. The RIH Promissory Note and RIH's guaranty of the Mortgage Notes are secured by liens on the Resorts Casino Hotel, consisting of RIH's fee and leasehold interests comprising the Resorts Casino Hotel, the contiguous parking garage and property, all additions and improvements thereto, and related personal property. The liens securing the Mortgage Notes will be subordinated to the lien securing the Senior Facility Notes (described below), if the Senior Facility Notes are issued.

          The Junior Mortgage Notes are secured by a $35,000,000 promissory note made by RIH (the "RIH Junior Promissory Note"), the terms of which mirror the terms of the Junior Mortgage Notes. The RIH Junior Promissory Note and RIH's guaranty of the Junior Mortgage Notes are also secured by liens on the Resorts Casino Hotel property as described above. The liens securing the Junior Mortgage Notes will be subordinated to the lien securing the Senior Facility Notes, if the Senior Facility Notes are issued, and are subordinated to the liens securing the Mortgage Notes.

          The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued (collectively, the "Indentures") prohibit RIH and its subsidiaries from paying dividends, from making other distributions in respect of their capital stock, and from purchasing or redeeming their capital stock, with certain exceptions, unless certain interest coverage ratios are attained. Also, the Indentures restrict RIH and its subsidiaries from incurring additional indebtedness, with certain exceptions, and limit intercompany loans by RIH to RII to loans from the proceeds of the Senior Facility (or similar working capital facility) and other advances not in excess of $1,000,000 in the aggregate at any time outstanding. Similar restrictions curtail the activities of RIHF.

     Senior Facility

          The Senior Facility among RIHF, RII and RIH and certain funds and accounts advised or managed by Fidelity Management & Research Company ("Fidelity"), is available for a single borrowing of up to $20,000,000 during the one-year period following the Effective Date, through the issuance of notes (the "Senior Facility Notes"). If issued, the Senior Facility Notes will bear interest at 11% and will be due in 2002. The Senior Facility Notes will be senior obligations of RIHF secured by a promissory note from RIH in an aggregate principal amount of up to $20,000,000 payable in amounts and at times necessary to pay the principal of and interest on the Senior Facility Notes. The Senior Facility Notes will be guaranteed by RIH and secured by a lien on the Resorts Casino Hotel property as described above. The Senior Facility Notes will also be secured by a pledge by GGRI, RII's subsidiary which became the parent of RIH as a result of the Restructuring, of all issued and outstanding shares of RIH common stock. In addition, the Senior Facility Notes will be guaranteed by RII, which guaranty will be secured by a pledge of all the issued and outstanding stock of GGRI and RIHF.

     SIHL Sale

          The Plan contemplated two alternatives for the disposition of the Company's Paradise Island operations and properties. The disposition that was effected was the SIHL Sale, which was negotiated among RII, two representatives of major holders of Series Notes (Fidelity and TCW Special Credits) and an unrelated party, Sun International Investments Limited ("SIIL"). In essence, SIIL acquired a 60% interest in the Company's
     Paradise Island assets through a subsidiary of SIIL, Sun International Hotels Limited ("SIHL"), formed for that purpose.

          SIIL purchased 60% of the capital stock of SIHL for $90,000,000 plus interest at 7.5% from January 1, 1994 through the Effective Date (the "SIHL Proceeds"). Pursuant to the purchase agreement, SIHL then purchased 100% of the equity of Resorts International (Bahamas) 1984 Limited, RII's former Bahamian subsidiary which, along with its subsidiaries, owned and operated the Company's Paradise Island properties. Also, certain subsidiaries of SIHL acquired certain assets of RII and its U.S. subsidiaries which supported the Paradise Island operations and assumed certain related liabilities. The purchase price received from SIHL was $65,000,000 in cash, plus interest at 7.5% from January 1, 1994 through the Effective Date, and 2,000,000 Series A Ordinary Shares of SIHL (the "SIHL Shares"), which amounts to the remaining 40% of the capital stock of SIHL. These cash proceeds as well as the SIHL Shares were distributed to holders of Series Notes pursuant to the Plan. SIHL used a portion of the SIHL Proceeds to fund its $65,000,000 (plus interest) purchase price of the Company's Paradise Island assets. RII understands that the other $25,000,000 of SIHL Proceeds remaining in SIHL as of the Effective Date will increase the equity value of SIHL and, in effect, represents additional consideration in the amount of $10,000,000 (40% of $25,000,000) for the sale of the Company's Paradise Island assets. Such consideration was realized by the holders of Series Notes through the increased value of their 40% equity interest in SIHL.

     C.   Reverse Repurchase Agreements:

          Cash equivalents at March 31, 1994 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with the institutions listed in the following table under which the Company had not taken delivery of the underlying securities. These agreements matured April 1, 1994 except for $16,593,000 with Prudential Securities, Inc. which matured April 4, 1994 and $596,000 with City National Bank of Florida which matured April 29, 1994.

     (In Thousands of Dollars)

     City National Bank of Florida                               $31,204

     Prudential Securities, Inc.                                 $16,593

     National Westminster Bank NJ                                $ 8,635

     First Fidelity Bank N.A., South Jersey                      $ 6,900

     Summit Trust Company                                        $ 2,406

     D.   Complimentary Services:

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
                                                    Quarter Ended
                                                      March 31,
     (In Thousands of Dollars)                    1994          1993

     Rooms                                       $1,139        $1,118
     Food and beverage                            4,559         5,438
     Other casino/hotel operations                1,656         1,787

     Total allocated to casino                   $7,354        $8,343

     E.   Statements of Cash Flows:

          Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                          Quarter Ended
                                                            March 31,
     (In Thousands of Dollars)                          1994         1993

     Reconciliation of net loss to net
      cash provided by operating activities:
       Net loss                                       $(23,734)    $(12,898)
       Adjustments to reconcile net loss to
        net cash provided by operating activities:
         Depreciation                                    6,305        6,549
         Amortization of debt discount                  12,570       11,357
         Provision for doubtful receivables                816        1,031
         Provision for discount on Casino Reinvestment
          Development Authority obligations, net of
          amortization                                     311          354
         Recapitalization costs                          4,382          593
         Proceeds from Litigation Trust                 (2,542)
         Net (increase) decrease in accounts
          receivable                                      (429)         447
         Net (increase) decrease in inventories and
          prepaids                                       2,740         (692)
         Net decrease in deferred charges
          and other assets                                 125           63
         Net increase in accounts payable and
          accrued liabilities                           13,738       11,286

     Net cash provided by operating activities        $ 14,282     $ 18,090

     Non-cash investing and financing transactions:

       Increase in liabilities for additions to
        property and equipment and other assets                    $    320


     F.   Commitments and Contingencies:

          Litigation

          RII  and  certain  of  its  subsidiaries  are  defendants  in  certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

                               PRO FORMA FINANCIAL DATA

          Set forth below is certain unaudited pro forma financial information for RII. The pro forma balance sheet information as of March 31, 1994 gives effect to the Restructuring as if it occurred on that date. The pro forma statements of operations information for the year ended December 31, 1993 and the quarter ended March 31, 1994 gives effect to the Restructuring as if it occurred on January 1, 1993. However, the pro forma statements of operations information excludes the gains (losses) resulting from the Restructuring and the costs associated therewith. The unaudited pro forma information is not necessarily indicative of future results or what the Company's financial position or results of operations would actually have been had the transactions occurred on the dates indicated. Such information should not be used as a basis to project results for any future period.

                   RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                       PRO FORMA CONSOLIDATED BALANCE SHEET
                             (In Thousands of Dollars)

                                                    March 31, 1994
                                                     Pro Forma
                                       Historical    Adjustments     Pro Forma
     ASSETS

     Current assets:
       Cash and cash equivalents       $  76,109   $   1,230  (a)  $  20,000
                                                       3,008  (b)
                                                     (53,547) (c)
                                                      (6,800) (d)
       Restricted cash equivalents        10,119      (1,230) (a)      2,287
                                                      (5,126) (c)
                                                      (1,476) (e)
       Receivables, net                   19,708     (14,265) (c)      5,443
       Inventories                         8,205      (6,720) (c)      1,485
       Prepaid expenses                    8,168       2,310  (b)      7,979
                                                      (1,708) (c)
                                                        (791) (d)
         Total current assets            122,309     (85,115)         37,194
     Property and equipment, net         444,063    (171,384) (c)    272,679
     Deferred charges and other assets    12,758      (1,234) (c)     11,524
                                       $ 579,130   $(257,733)      $ 321,397

     LIABILITIES AND SHAREHOLDERS'
      DEFICIT

     Current liabilities:
       Current maturities of long-
        term debt                      $     201   $    (135) (c)  $      66
       Accounts payable and accrued
        liabilities                       67,591     (26,445) (c)     37,431
                                                      (2,239) (d)
                                                      (1,476) (e)
         Total current liabilities        67,792     (30,295)         37,497

     Liabilities subject to
      compromise                         509,274    (509,274) (c)          0
     Long-term debt, net                  85,542     147,500  (c)    233,042
     Deferred income taxes                54,000                      54,000
     Shareholders' deficit:
       Common stock                          202         170  (c)        378
                                                           6  (d)
       Capital in excess of par          102,092      30,742  (c)    133,692
                                                         858  (d)
       Accumulated deficit              (234,454)    103,458  (c)   (137,212)
                                                      (6,216) (d)
                                        (132,160)    129,018          (3,142)
       Note receivable from related
        party                             (5,318)      5,318  (b)          0
         Total shareholders' deficit    (137,478)    134,336          (3,142)
                                       $ 579,130   $(257,733)      $ 321,397

                See Notes to Pro Forma Consolidated Balance Sheet

                            RESORTS INTERNATIONAL, INC.

                  PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In Thousands of Dollars)

                                          Quarter Ended March 31, 1994
                                                   Pro Forma
                                      Historical  Adjustments     Pro Forma

     Revenues:

      Casino                          $ 74,728    $(21,079) (f)    $53,649
      Rooms                             11,500     (10,322) (f)      1,178
      Food and beverage                 13,344     (10,230) (f)      3,114
      Other casino/hotel revenues        6,829      (5,897) (f)        932
      Other operating revenues           3,441      (3,441) (f)          0
      Real estate related                2,030                       2,030
                                       111,872     (50,969)         60,903

     Expenses:
      Casino                            48,393     (14,701) (f)     33,692
      Rooms                              2,789      (2,079) (f)        710
      Food and beverage                 10,446      (6,869) (f)      3,577
      Other casino/hotel operating
       expenses                         17,146      (8,541) (f)      8,605
      Other operating expenses           2,623      (2,623) (f)          0
      Selling, general and
       administrative                   16,648      (6,109) (f)     10,539
      Provision for doubtful
       receivables                         816        (648) (f)        168
      Depreciation                       6,305      (3,010) (f)      3,295
      Real estate related                  316                         316
      Unallocated corporate expense     (1,722)         (3) (f)       (922)
                                                     1,498  (g)
                                                      (695) (h)
                                       103,760     (43,780)         59,980

     Earnings from operations            8,112      (7,189)            923
     Other income (deductions):
      Interest income                      689       1,495  (f)        496
                                                    (1,688) (i)
      Interest expense                 (18,125)          7  (f)     (6,487)
                                                    16,064  (j)
                                                    (4,433) (k)
      Amortization of debt discount    (12,570)     12,021  (j)       (744)
                                                      (195) (k)
      Recapitalization costs            (4,382)        631  (f)          0
                                                     3,751  (l)
      Proceeds from Litigation Trust     2,542                       2,542

     Net loss                         $(23,734)   $ 20,464  (m)    $(3,270)

     Net loss per share               $  (1.18)                    $  (.09)

     Weighted average number of
       shares outstanding               20,157                      37,754 (n)

            See Notes to Pro Forma Consolidated Statements of Operations

                            RESORTS INTERNATIONAL, INC.

                  PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In Thousands of Dollars)


                                           Year Ended December 31, 1993
                                                   Pro Forma
                                    Historical    Adjustments     ProForma
     Revenues:
      Casino                        $ 307,059    $ (62,943) (f)   $244,116
      Rooms                            35,708      (28,734) (f)      6,974
      Food and beverage                46,843      (30,917) (f)     15,926
      Other casino/hotel revenues      23,330      (18,867) (f)      4,463
      Other operating revenues         18,122      (18,121) (f)          1
      Real estate related               8,502         (445) (f)      8,057
                                      439,564     (160,027)        279,537

     Expenses:
      Casino                          189,304      (47,696) (f)    141,608
      Rooms                            10,906       (7,504) (f)      3,402
      Food and beverage                41,859      (24,149) (f)     17,710
      Other casino/hotel operating
       expenses                        69,918      (35,154) (f)     34,764
      Other operating expenses         14,697      (14,697) (f)          0
      Selling, general and
       administrative                  71,700      (24,340) (f)     47,360
      Provision for doubtful
       receivables                      2,889       (1,988) (f)        901
      Depreciation                     27,924      (14,169) (f)     13,755
      Real estate related               1,605         (221) (f)      1,384
      Unallocated corporate expense    (4,136)          (8) (f)     (2,584)
                                                     4,635  (g)
                                                    (3,075) (h)
                                      426,666     (168,366)        258,300

     Earnings from operations          12,898        8,339          21,237
     Other income (deductions):
      Interest income                   3,174        6,350  (f)      2,774
                                                    (6,750) (i)
      Interest expense                (57,244)          50  (f)    (26,034)
                                                    48,891  (j)
                                                   (17,731) (k)
      Amortization of debt discount   (51,203)      49,170  (j)     (2,762)
                                                      (729) (k)
      Recapitalization costs           (8,789)       3,335  (f)          0
                                                     5,454  (l)
     Loss before income taxes        (101,164)      96,379          (4,785)
     Income tax expense                (1,000)                      (1,000)

     Net loss                       $(102,164)   $  96,379        $ (5,785)

     Net loss per share             $   (5.07)                    $   (.15)

     Weighted average number of
      shares outstanding               20,157                       37,754 (n)

           See Notes to Pro Forma Consolidated Statements of Operations

                   NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET



     (a) Reflects the reclassification of the balance of the collateral account for the Series Notes from restricted cash equivalents to non-restricted cash and cash equivalents.

     (b) Reflects (i) prepayment of fees due Griffin Group through September 17, 1994 pursuant to a license and services agreement among Griffin Group, RII and RIH, by application of such amount as a reduction of the balance of the Group Note and (ii) collection of the remaining balance of the Group Note.

     (c)  Reflects the exchange of the Series Notes for the following:

          (i)  $125,000,000 principal amount of Mortgage Notes;

          (ii) $35,000,000 principal amount of Junior Mortgage Notes, and 35,000 shares of Class B Redeemable Common Stock of RII to be issued therewith;

          (iii)Excess Cash, which includes the $2,542,000 distribution that RII received from the Litigation Trust;

          (iv) 40% of RII's outstanding common stock after giving effect to the Restructuring, assuming the Griffin Warrant is exercised; and

          (v) the consideration received from the SIHL Sale. As this sale was not reflected in the historical consolidated balance sheet of RII at March 31, 1994, the pro forma adjustments recording this component of the exchange reflect the elimination of balances of RII's subsidiaries whose equity or assets and liabilities were transferred in the SIHL Sale (the "PIRL Group"), after adjustment of their combined working capital to $12,000,000, of which cash was a minimum of $5,000,000.

     (d) Reflects the write-off of prepaid recapitalization costs and settlement of other recapitalization costs through cash payments and the issuance of 612,500 shares of common stock. All such shares were accrued for at March 31, 1994.

     (e) Reflects the distribution of the remaining funds held for the benefit of holders of beneficial interests in the Litigation Trust; at least a portion of such distribution will be in settlement of Litigation Trust expenses.

             NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS



     (f)  Reflects the elimination of operating results of PIRL Group.

     (g) Reflects the elimination of the management fee charged to PIRL Group by RII. Such fee was based on 3% of certain PIRL Group gross revenues.

     (h) Reflects the elimination of costs incurred by RII for services provided to the PIRL Group including accounting, data processing and other support services.

     (i) Reflects the elimination of interest income on RIH's $50,000,000 note receivable from a former Bahamian affiliate which was cancelled pursuant to the terms of the Restructuring.

     (j) Reflects the elimination of interest expense and amortization of debt discount on the Series Notes.

     (k) Reflects interest expense and amortization of debt discount on the Mortgage Notes and the Junior Mortgage Notes.

     (l) Reflects the elimination of recapitalization costs incurred in connection with the Restructuring.

     (m) The pro forma adjustments (f) through (l) affecting RII's consolidated earnings do not include the gains (losses) resulting from the Restructuring and the costs associated therewith. Assuming the Restructuring was effective March 31, 1994, the operating loss on the Restructuring, which results from the difference between the carrying value of the PIRL Group and its fair value, would have been approximately $60,000,000. For purposes of this computation, fair value was estimated based on the terms of the SIHL Sale. Also assuming the Restructuring was effective on that date, the extraordinary gain on the Restructuring would have been approximately $163,000,000.

     (n) Reflects (i) the issuance of 612,500 shares of common stock to financial advisers in settlement of certain recapitalization costs and
     (ii) the issuance to holders of the Series Notes of 40% of RII's outstanding common stock after giving effect to the Restructuring, assuming the Griffin Warrant is exercised.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     FINANCIAL CONDITION

     Liquidity

          As described in Note B of Notes to Consolidated Financial Statements, the Company recently restructured its Series Notes pursuant to a prepackaged bankruptcy plan. The Plan was confirmed by the Bankruptcy Court on April 22, 1994 and became effective on May 3, 1994. Pursuant to the terms of the Plan, the Company exchanged the Series Notes for, among other things: (i) Excess Cash, as defined in the Plan;
     (ii) Mortgage Notes and Junior Mortgage Notes; and (iii) 40% of the common stock of RII on a fully diluted basis (excluding certain stock options). The Restructuring resulted in a significant decrease in the Company's long-term debt outstanding, and the Company believes that the Restructuring will improve its long term liquidity and enhance its ability to meet its financial obligations as they become due.

          At March 31, 1994 the Company's working capital amounted to $54,517,000, including unrestricted cash and equivalents of $76,109,000. However, the Restructuring resulted in a significant reduction in the Company's unrestricted cash and equivalents due to the distribution of
     Excess Cash  to  holders of  the  Series  Notes.   The  Company  retained
     $20,000,000 of unrestricted cash and equivalents as of the Effective Date, in addition to certain other funds reserved to settle remaining costs of the Restructuring. A substantial amount of the unrestricted cash and equivalents is required for day-to-day operations, including approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as additional cash balances necessary to meet current working capital needs.

          In addition, the Company has the $20,000,000 Senior Facility available for one year from the Effective Date should the Company have unforeseen cash needs. The Company believes that the Senior Facility will serve as a safeguard if an emergency arises from current operations, or serve as a source of funds for a profitable investment opportunity.

          See "Pro Forma Financial Data" for pro forma effects of the Restructuring on the Company's working capital.

     Capital Expenditures

          During the first quarter of 1994 the Company expended approximately $1,600,000 for maintenance of its facilities in Atlantic City and approximately $900,000 for its facilities on Paradise Island, which were disposed of in the SIHL Sale.

     RESULTS OF OPERATIONS

     General

          The following discussion addresses the Company's Atlantic City operations as well as certain operations which were disposed of through the SIHL Sale. They include the Paradise Island portion of the casino/hotel segment and the airline segment.

     Revenues

          Revenues by geographic and business segment were as follows (in thousands of dollars):

                                                      Quarter Ended
                                                        March 31,
                                                   1994           1993


     Casino/hotel:
      Atlantic City, New Jersey:
       Casino                                    $ 53,649      $ 54,907
       Rooms                                        1,178         1,263
       Food and beverage                            3,114         3,294
       Other casino/hotel                             932           872
                                                   58,873        60,336

      Paradise Island, The Bahamas:
       Casino                                      21,079        22,925
       Rooms                                       10,322         9,709
       Food and beverage                           10,230         9,150
       Other casino/hotel                           5,897         5,677
                                                   47,528        47,461

        Total casino/hotel                        106,401       107,797

     Real estate related - Atlantic
      City, New Jersey                              2,030         1,969
     Airline                                        4,228         5,413
     Other segments                                     5            57
     Intersegment eliminations                       (792)       (1,082)

     Revenues from operations                    $111,872      $114,154

          First Quarter 1994 Compared to 1993

          Casino/hotel - Atlantic City, New Jersey

          Casino revenues were down $1,258,000 for the first quarter of 1994. Disregarding revenues derived from poker and simulcasting, which activities commenced in late June 1993, the decrease in table and slot win was $3,435,000, or 6%. The Atlantic City casino industry had a net decrease in table and slot win of 4% for the first quarter of 1994 compared to the same quarter in the prior year. The Company believes that increased competition from other newly opened or expanded jurisdictions which permit gaming has slowed the growth of gaming revenue in Atlantic City and, for the Company,
     has   significantly   increased   the   cost   of   obtaining   additional
     revenue. In addition, poor weather conditions during the first quarter of 1994 adversely affected operations as the principal means of transportation to Atlantic City is by automobile or bus.

          The Company's decrease in casino revenue resulted as decreased table game win offset an increase in slot win and revenues generated from poker and simulcasting. The decrease in table game win was due to a reduction in the hold percentage (ratio of casino win to total amount of chips purchased for table games or total amount wagered for slots), which declined from 15.6% in the first quarter of 1993 to 13.2% in 1994, as well as the effect of a reduction in amounts wagered by patrons. Slot win increased as a reduction in the hold percentage was offset by an increase in amounts wagered by patrons. The reduction in slot hold percentage reflects management's decision to try to attract more slot players and to encourage increased slot wagering per player. Slot play was also favorably impacted by targeted marketing programs.

          Casino/hotel - Paradise Island, The Bahamas

          Revenues at the Paradise Island casino/hotel facilities, which were disposed of in the SIHL Sale, were basically flat as decreased casino revenues were offset by increases in other operating revenues. Casino revenues were down $1,846,000 for the first quarter of 1994 due to a decrease in the table game hold percentage. Amounts wagered by patrons on both table games and slots did not change significantly from the previous year. A decrease in the average room rate in 1994 contributed to an increase in occupancy, net of complimentary rooms supplied primarily to casino patrons. Food and beverage revenues were also favorably impacted by the increased occupancy.

          Airline

          Airline revenues decreased by $1,185,000 for the first quarter of 1994 due primarily to a reduction in passenger revenues. Competition from the south Florida-Nassau routes has increased over the prior year with more seats available at fares that are lower than those offered by the Company on its south Florida-Paradise Island routes. Substantially all of the reduction in passenger revenue is due to fewer passengers flown as the average revenue per passenger has not changed significantly.

          The only aircraft owned by the Company was transferred to a subsidiary of SIHL as part of the SIHL Sale. Pursuant to an agreement, for a period of less than one year the Company is to operate the airline on behalf of SIHL for a nominal management fee. All profits earned or losses incurred in such operation are to accrue to or be borne by SIHL.

     Contribution to Consolidated Net Loss

          Results by geographic and business segment were as follows (in thousands of dollars):


                                                      Quarter Ended
                                                        March 31,
                                                   1994          1993

     Casino/hotel:
       Atlantic City, New Jersey                 $ (1,691)     $  2,442
       Paradise Island, The Bahamas*                6,412         4,084
                                                    4,721         6,526
     Real estate related - Atlantic
      City, New Jersey                              1,708         1,594
     Airline*                                          (5)           (7)
     Other segments                                   (17)          (10)
     Unallocated corporate expense                  1,705         1,003
     Earnings from operations                       8,112         9,106
     Other income (deductions):
       Interest income                                689           843
       Interest expense                           (18,125)      (10,897)
       Amortization of debt discount              (12,570)      (11,357)
       Recapitalization costs                      (4,382)         (593)
       Proceeds from Litigation Trust               2,542

     Net loss                                    $(23,734)     $(12,898)

     * The Paradise Island casino/hotel segment subsidized the operations of Paradise Island Airlines, Inc., a subsidiary of RII, whose operations were effectively disposed of in the SIHL Sale, in the first quarter of 1994 and 1993 in the amounts of $605,000 and $174,000, respectively.


          First Quarter 1994 Compared to 1993

          Casino/hotel - Atlantic City, New Jersey

          Casino, hotel and related operating results decreased by $4,133,000 for the first quarter of 1994 as decreased revenues discussed above combined with a net increase in operating expenses. The most significant increase in operating expenses was casino promotional costs ($2,600,000), due primarily to a program started in the second quarter of 1993 which rewards slot players by giving cash back to patrons based on their level of play. Since the introduction of the "cash-back" program the Company has reduced cash giveaways to bus patrons and through other promotional mailings.

          Casino/hotel - Paradise Island, The Bahamas

          Casino, hotel and related operating results improved by $2,328,000 for the first quarter of 1994 as the increase in revenues discussed above combined with a net decrease in operating expenses. The most significant decrease was in sales and marketing costs ($1,300,000) as advertising and promotional activities decreased due to transitional effects of the impending SIHL Sale.

          Airline

          Airline operating results before the subsidy from the Paradise Island casino/hotel segment decreased by $429,000 for the first quarter of 1994, as decreased revenues discussed above were partially offset by a net decrease in operating expenses. The reduction in operating expenses resulted primarily from lower maintenance and fuel costs and a reduction in the number of aircraft leased.

          Unallocated Corporate Expense

          The decrease in corporate expenses resulted primarily from decreases in payroll and related costs.

          The Environmental Protection Agency ("EPA") has named a predecessor to RII as a potentially responsible party in the Bay Drum hazardous waste site (the "Site") in Tampa, Florida which the EPA has listed on the National Priorities List. No formal action has commenced against RII and RII intends to dispute any claims of this nature, if asserted. Although it may ultimately be determined that RII is one of several hundred parties that are jointly and severally liable for the costs of Site remediation and for damages to natural resources at the Site caused by hazardous wastes, the extent of any such liability, if any, cannot be determined at this time.

          Other Income (Deductions)

          The increase in interest expense for the first quarter of 1994 was due to (i) increased principal amounts of debt outstanding, as the Company issued additional Series Notes to satisfy its 1993 interest obligations on the Series Notes (payment-in-kind, or "PIK" interest), (ii) an increase in the stated interest rate on the Series A Notes (the Series Notes were issued in two series, Series A and Series B), and (iii) the change from recording interest at the market value of the Series Notes to be issued as PIK payments to the stated interest rate. Through October 15, 1993, the Company recorded interest at the estimated market value of additional Series Notes to be issued as PIK payments. Subsequent to October 15, 1993 the Company's option to PIK interest was no longer available. Thus, effective October 16, 1993 the Company began recording interest expense on the Series Notes at the stated rate in lieu of a discounted rate to reflect market value. Amortization of debt discount increased primarily due to the additional discounts associated with Series Notes issued in satisfaction of interest obligations. Also affecting the comparison of these expenses is the fact that the Company stopped accruing interest and amortizing debt discounts on the Series Notes as of March 21, 1994, the date the Company entered Bankruptcy proceedings.

          The Company's interest expense and amortization of debt discount are expected to be significantly less after the Restructuring. See Note B of Notes to Consolidated Financial Statements for a description of the Company's New Debt Securities.

          Recapitalization costs include legal and other advisory fees incurred in connection with the Restructuring.

          Proceeds from Litigation Trust represent the distribution that the Company received as a holder of units of beneficial interest in the Litigation Trust established under a previous plan of reorganization.

     PART II. - OTHER INFORMATION

     Item 1. Legal Proceedings

     New York Supreme Court - Friedman Derivative Action

          RII has been named as the nominal defendant in an action (Arthur M. Friedman suing derivatively on behalf of RII v. Merv Griffin et al. and RII, Nominal Defendant) brought derivatively on its behalf by a shareholder, Arthur Friedman. The complaint was filed in the Supreme Court of the State of New York, New York County on January 27, 1994 and was amended in February 1994. The defendants in the action, as amended, are Merv Griffin, Griffin Group, Thomas Gallagher, David P. Hanlon, who was President, Chief Executive Officer and a director of RII through October 31, 1993, and four former directors of RII who served in that capacity until the Effective Date. The complaint seeks to recover for the Company an unspecified sum of money as compensatory damages for allegedly wrongful acts by the defendants. The allegations include that the defendants improperly (i) permitted defendant Griffin not to repay money he allegedly owed to the Company and (ii) paid defendant Hanlon excessive compensation.

          On April 26, 1994, RII removed this action to the United States District Court for the Southern District of New York. RII intends to request that this action be transferred to the Bankruptcy Court to be litigated. A pre-motion conference regarding such transfer is scheduled for May 16, 1994.

     Item 2. Changes in Securities

          As part of the Plan, RII's Certificate of Incorporation was amended, in addition to other changes, to allow for the issuance of Class B Redeemable Common Stock (the "Class B Stock"). Holders of Class B Stock are to have certain voting rights only with respect to the election of directors and are not to participate in any dividends which may be declared by RII's Board of Directors. The Class B Stock is only to be issued as part of a unit (the "Units"); each Unit will comprise $1,000 principal amount of Junior Mortgage Notes and one share of Class B Stock. Shares of Class B Stock may not be transferred separately from the related Junior Mortgage Note. Holders of Class B Stock are entitled to elect one-third of the entire RII Board of Directors unless on more than six occasions RIHF either makes PIK interest payments or fails to make interest payments on the Junior Mortgage Notes (the "Class B Triggering Event"). Upon the occurrence of the Class B Triggering Event, holders of Class B Stock will be entitled to elect the majority of RII's Board of Directors. RIHF may only make PIK interest payments under certain circumstances provided for in the indenture for the Junior Mortgage Notes.

          Holders of RII's common stock are entitled to elect two-thirds of the entire RII Board of Directors or, upon the occurrence of a Class B Triggering Event, one less than half of RII's Board of Directors.

          As described in Note B of Notes to Consolidated Financial Statements, pursuant to the Plan, the Series Notes were cancelled and exchanged for New Debt Securities, additional equity securities and other consideration.

     Item 3.  Defaults Upon Senior Securities

          In February 1994 an Event of Default occurred with respect to RII's Series Notes, as the Company failed to maintain a Tangible Net Worth, as defined in the indenture for the Series Notes, of at least $50,000,000.

          On March 21, 1994, RII's commencement of a voluntary proceeding in Bankruptcy Court was an Event of Default with respect to the Series Notes and RII's First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000 (the "Showboat Notes").

          Pursuant to the Plan, the Series Notes were cancelled. The Event of Default on the Showboat Notes was effectively cleared as the Plan prescribed that the Showboat Notes be unimpaired. There are no existing defaults on the Company's securities as of the date of this report.

     Item 4. Submission of Matters to a Vote of Security Holders

          On February 5, 1994 the solicitation of acceptances of the Plan commenced with the mailing of the Information Statement/Prospectus for Solicitation of Votes on Prepackaged Plan of Reorganization, ballots and other materials to holders of Series Notes, RII's common stock and stock options (the "1990 Stock Options") issued pursuant to the RII Senior Management Stock Option Plan (the "1990 Stock Option Plan"). To confirm the Plan on a consensual basis, acceptances were required from (i) holders of Series Notes constituting at least 66 2/3% in principal amount and more than 50% in number of those voting and (ii) at least 66 2/3% each of RII's common stock and 1990 Stock Options voted. The solicitation period ended March 15, 1994 and the requisite acceptances for confirmation of the Plan were received. Votes were as follows:

                            Amount          Amount        Number      Number
                           Accepting      Rejecting     Accepting    Rejecting

     Series Notes        $394,527,208    $1,099,512         900         142

     Common Stock           7,962,892       576,173       2,148         180
                               shares        shares

     1990 Stock Options     1,505,800           -0-
                               shares

          Other items approved as part of the Plan included:

          (i) termination of the 1990 Stock Option Plan, although existing holders of 1990 Stock Options retained their options,

          (ii) implementation of the RII 1994 Stock Option Plan, which allows for the granting of options to purchase up to 5% of the outstanding common stock of RII, and

          (iii) the initial post-Restructuring directors were named to the RII Board of Directors. They include Merv Griffin, Thomas Gallagher, Jay Green and William Fallon and, as Class B Directors, Vincent Naimoli and Charles Masson.

          At the same time, RII solicited consents from holders of the Series Notes to release and terminate certain security documents under which the liens on the property that secured the Series Notes were granted or created. To effectuate such termination and release consensually, consents were required from (i) the record holders of at least 66 2/3% in aggregate principal amount of the outstanding Series Notes and (ii) the record holders of at least a majority in aggregate principal amount of each series. The requisite consents for termination and release of the security documents were received. Votes were as follows:

                                       Amount           Amount Not
                                     Consenting         Consenting

     Series A Notes                 $218,306,051         $143,951
     Series B Notes                 $175,693,356         $870,762


     Item 5. Other Information

     Resignation of Directors

          Four of RII's directors,  Antonio C. Alvarez II, Warren  Cowan, Joseph
     G. Kordsmeier, and Paul C. Sheeline, resigned as of the Effective Date. As discussed in Item 4. above, the initial post-Restructuring Board of Directors of RII was named as part of the Plan.

     Showboat Lease Rent Increase

          The annual lease payments to be received by the Company under a 99-year net lease of approximately 10 acres of Boardwalk property in Atlantic City (the "Showboat Lease") have increased from $8,118,000 to $8,326,000 due to an increase in the consumer price index for the year ended March 31, 1994. The increased rent is effective for the lease year commencing April 1, 1994. Lease payments received under the Showboat Lease are passed-through (subject to certain adjustments) as interest to holders of the Showboat Notes.

     Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits

          The following exhibits are incorporated by reference:

     Exhibit
     Numbers                               Exhibits

     2.01            Plan  of Reorganization.    (Incorporated by  reference  to
                     Appendix A of the Information Statement/Prospectus included in Form S-4 Registration Statement No. 33-50733.)

     3.01 Form of Amended and Restated Certificate of Incorporation of RII. (Incorporated by reference to Exhibit 3.01 to Form S-1 Registration Statement No. 33-53371.)

     3.02 Form of Amended and Restated By-Laws of RII. (Incorporated by reference to Exhibit 3.02 to Form S-1 Registration Statement No. 33-53371.)

     4.01 See Exhibits 3.01 and 3.02 as to the rights of holders of RII Common Stock and RII Class B Stock.

     4.02-4.03       Not used.

     4.04 Form of Indenture among RIHF, as issuer, RIH, as guarantor, and State Street Bank and Trust Company of Connecticut, National Association, as trustee, with respect to RIHF 11% Mortgage Notes due 2003.*

     4.05 Form of Indenture between RIHF, as issuer, RIH, as guarantor, and U.S. Trust Company of California, N.A., as trustee, with respect to RIHF 11.375% Junior Mortgage Notes due 2004.*

     4.06-4.20       Not used.

     4.21            Griffin Group Warrant.*

     4.22            Form of  Mortgage  between RIH  and State  Street Bank  and
                     Trust   Company   of  Connecticut,   National  Association,
                     securing Guaranty of RIHF Mortgage Notes.*

     4.23            Form  of  Mortgage  between  RIH  and  RIHF,  securing  RIH
                     Promissory Note.*

     4.24 Form of Assignment of Agreements made by RIHF, as Assignor, to State Street Bank and Trust Company of Connecticut, National Association, as Assignee, regarding RIH Promissory Note.*

     4.25 Form of Assignment of Leases and Rents made by RIH, as Assignor, to RIHF, as Assignee, regarding RIH Promissory Note.*

     4.26 Form of Assignment of Leases and Rents made by RIH, as Assignor, to State Street Bank and Trust Company of Connecticut, National Association, as Assignee, regarding Guaranty of RIHF Mortgage Notes.*

     4.27 Form of Assignment of Operating Assets made by RIH, as Assignor, to RIHF, as Assignee, regarding RIH Junior Promissory Note.*

     4.28 Form of Assignment of Operating Assets made by RIH, as Assignor, to State Street Bank and Trust Company of Connecticut, National Association, as Assignee, regarding Guaranty of RIHF Mortgage Notes.*

     4.29 Form of Mortgage between RIH and U.S. Trust Company of California, N.A., securing Guaranty of RIHF Junior Mortgage Notes.*

     4.30 Form of Mortgage between RIH and RIHF, securing RIH Junior Promissory Note.*

     4.31 Form of Assignment of Agreements made by RIHF, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding RIH Junior Promissory Note.*

     4.32 Form of Assignment of Leases and Rents made by RIH, as Assignor, to RIHF, as Assignee, regarding RIH Junior Promissory Note.*

     4.33 Form of Assignment of Leases and Rents made by RIH, as Assignor, to U.S. Trust Company of California, N.A., as
                     Assignee,  regarding  Guaranty  of  RIHF   Junior  Mortgage
                     Notes.*

     4.34 Form of Assignment of Operating Assets made by RIH, as Assignor, to RIHF, as Assignee, regarding RIH Promissory Note.*

     4.35 Form of Assignment of Operating Assets made by RIH, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding the Guaranty of the RIHF Junior Mortgage Notes.*

     4.36 Form of Amended and Restated $125,000,000 RIH Promissory Note (Incorporated by reference to Exhibit A to Exhibit
                     4.04 hereto.)

     4.37            Form  of  Amended  and  Restated   $35,000,000  RIH  Junior
                     Promissory Note (Incorporated by  reference to Exhibit A to
                     Exhibit 4.05 hereto.)

     10.01-10.55(b)  Not Used.

     10.55(c) Form of Amendment to the Paradise Island Purchase Agreement dated October 11, 1993 between RII and Sun International Hotels Limited.*

     10.56-10.63     Not Used.

     10.64 Form of Intercreditor Agreement by and among RIHF, RIH, RII, GGRI, State Street Bank and Trust Company of Connecticut, National Association, U.S. Trust Company of California, N.A. and any lenders which provide additional facilities.*

     10.65 Form of Note Purchase Agreement dated May 3, 1994, among RIHF, RII and RIH, and certain funds advised or managed by Fidelity with respect to issuance of Senior Facility Notes. (Incorporated by reference to Exhibit 10.65 in Form S-1 Registration Statement No. 33-53371.)

     10.66 Form of Registration Rights Agreement dated as of April 29, 1994, among RII, RIHF, RIH, Fidelity and TCW. (Incorporated by reference to Exhibit 10.66 in Form S-1 Registration Statement No. 33-53371.)
     ______________________
     *Incorporated by reference to the same exhibit number in Form S-4 Registration Statement No. 33-50733.

     b.   Reports on Form 8-K

          No Current Report on Form 8-K was filed by RII covering an event during the first quarter of 1994. No amendments to previously filed Forms 8-K were filed during the first quarter of 1994.

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                          RESORTS INTERNATIONAL, INC.
                                                 (Registrant)





                                          /s/ Matthew B. Kearney
                                          Matthew B. Kearney
                                          Executive Vice President -
                                          Finance
                                          (Authorized Officer of
                                          Registrant and Chief
                                          Financial Officer)


     Date:  May 12, 1994