Form 10-Q
period 1994-06-30
RESORTS INTERNATIONAL INC
filed 1994-08-12
CIK 83394

Form 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549

     [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1994

                                        OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to

     Commission File No. 1-4748

                            Resorts International, Inc.
              (Exact name of registrant as specified in its charter)

                DELAWARE                                     59-0763055
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     1133 Boardwalk, Atlantic City, New Jersey                 08401
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

     Number  of shares outstanding of each class of registrant's common stock
     as  of  June  30,  1994:    Common Stock - 37,754,172 shares and Class B
     Redeemable Common Stock - 35,000 shares.


                       Exhibit Index is presented on page 24

                               Total No. of Pages 25

                            RESORTS INTERNATIONAL, INC.
                                     FORM 10-Q
                                       INDEX


                                                                 Page Number

     Part I.   Financial Information

        Item 1.       Financial Statements

                      Consolidated Statements
                       of Operations for the
                       Quarters and Halves Ended
                       June 30, 1994 and 1993                         3

                      Consolidated Balance Sheets
                       at June 30, 1994 and
                       December 31, 1993                              4

                      Consolidated Statements
                       of Cash Flows for the
                       Halves Ended June 30,
                       1994 and 1993                                  5

                      Notes to Consolidated
                       Financial Statements                           6

                      Pro Forma Financial Data                       12

        Item 2.       Management's Discussion
                       and Analysis of Financial
                       Condition and Results of
                       Operations                                    16


     Part II.  Other Information

        Item 1.       Legal Proceedings                              21

        Item 5.       Other Information                              22

        Item 6.       Exhibits and Reports on
                       Form 8-K                                      22

     PART I. - FINANCIAL INFORMATION
     Item 1.   Financial Statements
                     RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, except per share data)
                                     (Unaudited)

                                         Quarter Ended         Half Ended
                                            June 30,            June 30,
                                         1994      1993      1994      1993
     Revenues:
       Casino                          $ 72,314  $ 73,593  $147,042  $151,425
       Rooms                              5,004     9,099    16,504    20,071
       Food and beverage                  7,359    12,086    20,703    24,530
       Other casino/hotel revenues        2,903     5,679     9,732    12,228
       Other operating revenues           1,136     4,211     4,577     8,599
       Real estate related                2,100     2,029     4,130     3,998
                                         90,816   106,697   202,688   220,851
     Expenses:
       Casino                            37,266    44,914    85,659    91,875
       Rooms                              1,556     2,746     4,345     5,563
       Food and beverage                  6,726    10,715    17,172    20,890
       Other casino/hotel
        operating expenses               11,872    16,895    29,018    33,434
       Other operating expenses             860     3,325     3,483     6,876
       Selling, general and
        administrative                   14,910    18,575    31,558    36,649
       Provision for doubtful
        receivables                         281       785     1,097     1,816
       Depreciation                       4,485     7,397    10,790    13,946
       Real estate related                  473       420       789       790
       Unallocated corporate
        expense                          (1,482)     (866)   (3,204)   (1,885)
       Write-down of non-operating
        real estate                      20,525              20,525
       Loss on SIHL Sale                 73,108              73,108
                                        170,580   104,906   274,340   209,954

     Earnings (loss) from operations    (79,764)    1,791   (71,652)   10,897
     Other income (deductions):
       Interest income                      537       666     1,226     1,509
       Interest expense                  (4,960)  (14,075)  (23,085)  (24,972)
       Amortization of debt discount       (761)  (12,594)  (13,331)  (23,951)
       Recapitalization costs            (5,406)   (1,156)   (9,788)   (1,749)
       Proceeds from Litigation Trust                         2,542

     Loss before extraordinary item     (90,354)  (25,368) (114,088)  (38,266)
     Extraordinary item - gain on
      exchange of debt                  187,300             187,300
     Net earnings (loss)               $ 96,946  $(25,368) $ 73,212  $(38,266)

     Per share data:
       Loss before extraordinary item    $(2.86)   $(1.26)   $(4.40)   $(1.90)
       Extraordinary item                  5.93                7.23
       Net earnings (loss)               $ 3.07    $(1.26)   $ 2.83    $(1.90)

     Weighted average number
      of shares outstanding              31,573    20,157    25,897    20,157

                     RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                     (In Thousands of Dollars, except par value)

                                                   June 30,    December 31,
                                                     1994          1993
                                                 (Unaudited)
     ASSETS

     Current assets:
       Cash (including cash equivalents
        of $15,463 and $41,273)                   $  28,546     $  62,546
       Restricted cash equivalents                   10,391        14,248
       Receivables, less allowance for
        doubtful accounts of $4,194 and $7,874        6,988        19,297
       Inventories                                    1,444         8,664
       Prepaid expenses                               9,006        10,664
         Total current assets                        56,375       115,419

     Property and equipment, net of
      accumulated depreciation of $42,713
      and $82,099                                   250,526       447,840
     Deferred charges and other assets               11,976        12,526

                                                  $ 318,877     $ 575,785

     LIABILITIES AND SHAREHOLDERS' DEFICIT

     Current liabilities:
       Current maturities of long-term debt,
        net of unamortized discount               $      58     $ 466,336
       Accounts payable and accrued liabilities      53,552        84,164
         Total current liabilities                   53,610       550,500

     Long-term debt, net of unamortized
      discount                                      221,501        85,029

     Deferred income taxes                           53,700        54,000

     Shareholders' deficit:
       Common stock - $.01 par value                    378           202
       Class B Stock
       Capital in excess of par                     127,196       102,092
       Accumulated deficit                         (137,508)     (210,720)
                                                     (9,934)     (108,426)
       Note receivable from related party                          (5,318)
         Total shareholders' deficit                 (9,934)     (113,744)

                                                  $ 318,877     $ 575,785

                     RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands of Dollars)
                                     (Unaudited)

                                                               Half Ended
                                                                June 30,
                                                            1994        1993
     Cash flows from operating activities:
       Cash received from customers                      $ 198,959   $ 224,981
       Cash paid to suppliers and employees               (164,474)   (198,812)
         Cash flow from operations before
          interest and income taxes                         34,485      26,169
       Interest received                                     1,458       2,255
       Interest paid                                        (4,113)     (4,266)
       Income taxes refunded (paid)                           (345)        350
         Net cash provided by operating
          activities                                        31,485      24,508

     Cash flows from investing activities:
       Cash proceeds from SIHL Sale, net of
        cash balances transferred                           38,742
       Payments for property and equipment                  (4,995)    (22,687)
       Proceeds from sale of property                           19
       Casino Reinvestment Development
        Authority deposits and bond purchases               (1,360)     (1,357)
       Proceeds from sale of short-term money
        market security with maturity
        greater than three months                                          885
       Purchase of short-term money market
        security with maturity
        greater than three months                                         (492)
         Net cash provided by (used in)
          investing activities                              32,406     (23,651)

     Cash flows from financing activities:
       Excess Cash and cash proceeds of SIHL Sale
        distributed to noteholders                        (101,129)
       Collection of note receivable from related
        party                                                3,008       3,477
       Payments of recapitalization costs                   (6,106)     (2,526)
       Proceeds from Litigation Trust                        2,542
       Repayments of non-public debt                           (63)     (2,172)
         Net cash used in financing
          activities                                      (101,748)     (1,221)

     Net decrease in cash and cash equivalents             (37,857)       (364)
     Cash and cash equivalents at beginning
      of period                                             76,794      66,887
     Cash and cash equivalents at end of
      period                                             $  38,937   $  66,523

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

          In accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company stopped accruing interest and amortizing discounts on the Series Notes as of March 21, 1994.

          The Plan was confirmed by the Bankruptcy Court on April 22, 1994 and
     o n May 3, 1994 (the "Effective Date"), all conditions to the effectiveness of the Plan were either met or waived and the Plan became effective. Pursuant to the Plan, among other things, the Series Notes were exchanged for: (i) $160,000,000 principal amount of New Debt Securities (see below); (ii) 40% of RII's common stock on a fully diluted basis (excluding certain stock options); (iii) the proceeds from the sale (the "SIHL Sale," see below) of RII's properties and operations in Paradise Island, The Bahamas; and (iv) the Company's Excess Cash, as defined in the Plan, which approximated $34,500,000. Excess Cash was essentially all the Company's non-restricted cash and equivalents on the Effective Date in excess of (i) $20,000,000, (ii) cash balances to be transferred as part of the SIHL Sale, and (iii) estimated cash balances required to pay certain recapitalization costs and other expenses provided for in the Plan. Included in Excess Cash was a $2,542,000 distribution that RII received in March 1994 from a litigation trust (the "Litigation Trust") established under a previous plan of reorganization to pursue certain claims against a former affiliate. Such distribution was described in the Plan as "Deferred Cash."

          The difference between the carrying value of the Series Notes and the sum of the fair values of the items exchanged therefor resulted in a gain of $187,300,000 which has been reported as an extraordinary item.

          Pursuant to the Plan, the Company entered into the senior note purchase agreement (the "Senior Facility") described below.

          Also in connection with the Restructuring: (i) the Company prepaid fees of $2,310,000 due The Griffin Group, Inc. (the "Griffin Group"), a corporation controlled by Merv Griffin, Chairman of the Board of Directors of RII, under a license and services agreement (the "Griffin Services Agreement") by applying such amount as a reduction of the balance of a note receivable from Griffin Group (the "Group Note"); (ii) Griffin Group repaid the then remaining balance, $3,008,000, of the Group Note (which was distributed to holders of the Series Notes as part of Excess Cash); (iii) RII issued a warrant, which is exercisable through May 3, 1998, to purchase 4,666,850 shares of RII's common stock at $1.20 per share to an affiliate of Griffin Group (the "Griffin Warrant"); (iv) the RII Senior Management Stock Option Plan was terminated, although holders of options granted under that plan established in 1990 retain their options; (v) the RII 1994 Stock Option Plan, which allows for the granting of options to purchase up to 5% of the outstanding common stock of RII, was adopted and (vi) RII increased its authorized shares of common stock to 100,000,000 and authorized 120,000 shares of Class B redeemable common stock (the "Class B Stock").

          For pro forma effects of the Restructuring on continuing operations assuming the Restructuring occurred on January 1, 1993 see "Pro Forma Financial Data" following Note I.

     New Debt Securities

          The "New Debt Securities" consist of $125,000,000 principal amount of 11% Mortgage Notes (the "Mortgage Notes") due September 15, 2003 and $35,000,000 principal amount of 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes") due December 15, 2004. The New Debt Securities were issued by Resorts International Hotel Financing, Inc. ("RIHF"), a subsidiary of RII, and are guaranteed by Resorts International Hotel, Inc. ("RIH"), RII's subsidiary that owns and operates Merv Griffin's Resorts Casino Hotel (the "Resorts Casino Hotel") in Atlantic City, New Jersey. The accrual of interest and amortization of discount on the New Debt Securities commenced on May 3, 1994.

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

          The Junior Mortgage Notes were issued as part of Units with Class B Stock (see below). In certain circumstances, interest payable on the Junior Mortgage Notes may be satisfied by the issuance of additional Units. The Junior Mortgage Notes are secured by a $35,000,000 promissory note made by RIH (the "RIH Junior Promissory Note"), the terms of which mirror the terms of the Junior Mortgage Notes. The RIH Junior Promissory Note and

     RIH's guaranty of the Junior Mortgage Notes are also secured by liens on the Resorts Casino Hotel property as described above. The liens securing the Junior Mortgage Notes will be subordinated to the lien securing the Senior Facility Notes, if the Senior Facility Notes are issued, and are subordinated to the liens securing the Mortgage Notes.

          The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued (collectively, the "Indentures") prohibit RIH a n d its subsidiaries from paying dividends, from making other distributions in respect of their capital stock, and from purchasing or redeeming their capital stock, with certain exceptions, unless certain interest coverage ratios are attained. Also, the Indentures restrict RIH and its subsidiaries from incurring additional indebtedness, with certain exceptions, and limit intercompany loans by RIH to RII to loans from the proceeds of the Senior Facility (or similar working capital facility) and other advances not in excess of $1,000,000 in the aggregate at any time outstanding. Similar restrictions curtail the activities of RIHF. The shareholder's equity of RIH amounted to $23,306,000 at June 30, 1994, all of which is restricted under these Indenture provisions.

     Senior Facility

          The Senior Facility among RIHF, RII and RIH and certain funds and accounts advised or managed by Fidelity Management & Research Company ("Fidelity") is available for a single borrowing of up to $20,000,000 during the one-year period ending May 2, 1995, through the issuance of notes (the "Senior Facility Notes"). If issued, the Senior Facility
     Notes will bear interest at 11% and will be due in 2002. The Senior Facility Notes will be senior obligations of RIHF secured by a promissory note from RIH in an aggregate principal amount of up to $20,000,000 payable in amounts and at times necessary to pay the principal of and interest on the Senior Facility Notes. The Senior Facility Notes will be guaranteed by RIH and secured by a lien on the Resorts Casino Hotel property as described above. The Senior Facility Notes will also be secured by a pledge by GGRI, RII's subsidiary which became the parent of RIH as a result of the Restructuring, of all issued and outstanding shares of RIH common stock. In addition, the Senior Facility Notes will be guaranteed by RII, which guaranty will be secured by a pledge of all the issued and outstanding stock of GGRI and RIHF.

     Units

          Each Unit comprises $1,000 principal amount of Junior Mortgage Notes and one share of Class B Stock. Shares of Class B Stock may not be transferred separately from the related Junior Mortgage Note. Holders of Class B Stock are entitled to elect one-third of the Board of Directors of RII and under certain circumstances they would be entitled to elect a majority of the Board of Directors. Holders of Class B Stock are not to participate in any dividends which may be declared by RII's Board of Directors. Approximately 35,000 Units were issued pursuant to the Plan.

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

          SIIL purchased 60% of the capital stock of SIHL for $90,000,000 plus interest at 7.5% from January 1, 1994 through the Effective Date (the "SIHL Proceeds"). Pursuant to the purchase agreement, SIHL then purchased 100% of the equity of Resorts International (Bahamas) 1984 L i mited, RII's former Bahamian subsidiary which, along with its
     s u b s idiaries, owned and operated the Company's Paradise Island properties. Also, certain subsidiaries of SIHL acquired certain assets of RII and its U.S. subsidiaries which supported the Paradise Island operations and assumed certain related liabilities. The purchase price received from SIHL was $65,000,000 in cash, plus interest at 7.5% from January 1, 1994 through the Effective Date, and 2,000,000 Series A Ordinary Shares of SIHL (the "SIHL Shares"), which amounts to the remaining 40% of the capital stock of SIHL. These cash proceeds as well as the SIHL Shares were distributed to holders of Series Notes pursuant to the Plan. SIHL used a portion of the SIHL Proceeds to fund its $65,000,000 (plus interest) purchase price of the Company's Paradise Island assets. RII understands that the other $25,000,000 of SIHL Proceeds remaining in SIHL as of the Effective Date ($90,000,000 SIHL
     Proceeds less the $65,000,000 used to purchase the Paradise Island assets) will increase the equity value of SIHL and, in effect, represents a d d i tional consideration in the amount of $10,000,000 (40% of $25,000,000) for the sale of the Company's Paradise Island assets. Such consideration was realized by the holders of Series Notes through the increased value of their 40% equity interest in SIHL.

          Although the SIHL Sale was effective May 3, 1994, the consolidated statements of operations reflect the Paradise Island operations through April 30, 1994. The loss on SIHL Sale represents the difference between the carrying values and the fair values of the assets and equity interests sold.

          For information as to the revenues and contribution to consolidated earnings from operations of the operations disposed of in the SIHL Sale, see the Paradise Island portion of the casino/hotel segment, the Paradise Island portion of the real estate related segment and the airline segment included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and in RII's 1993 Form 10-K.

     C.   Reverse Repurchase Agreements:

          Cash equivalents at June 30, 1994 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with the institutions listed in the following table under which the Company had not taken delivery of the underlying securities. These agreements matured on July 1, 1994.

     (In Thousands of Dollars)

     National Westminster Bank NJ                                $13,836

     City National Bank of Florida                               $ 7,096

     Summit Trust Company                                        $ 2,216

     D.   Complimentary Services:

          The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The rooms, food and beverage, and other casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department for complimentary s e rvices provided to casino patrons. These allocations do not n e c e s s arily represent the incremental cost of providing such complimentary services to casino patrons. Amounts allocated to the casino department from the other operating departments were as follows:

                                          Quarter Ended        Half Ended
                                             June 30,           June 30,
     (In Thousands of Dollars)           1994      1993       1994     1993

     Rooms                              $1,033    $1,079    $ 2,172  $ 2,197
     Food and beverage                   3,607     4,894      8,166   10,332
     Other casino/hotel operations       1,747     1,413      3,403    3,200

     Total allocated to casino          $6,387    $7,386    $13,741  $15,729


     E.   Write-down of Non-operating Real Estate:

          The Company owns various non-operating sites in Atlantic City, New Jersey, which are available for sale. Certain of these properties could be developed while others are designated as wetlands. Based on a study of these properties directed by the initial post-Restructuring Board of Directors of RII, which Board was named as part of the Plan, the Company determined that write-downs totalling $20,525,000 were appropriate in order to properly reflect the net realizable value of these properties. These charges were recorded in the second quarter of 1994.

     F.   Related Party Transaction:

          The Company was required to pay Griffin Group $2,425,000 in cash on September 17, 1995, which was to be the final payment under the Griffin Services Agreement. On August 1, 1994, RII agreed to issue 1,940,000 shares of common stock of RII to an affiliate of Griffin Group in satisfaction of this final payment obligation. The fair value of RII's common stock, based on the average of the high and low trading prices on the American Stock Exchange on the date of the agreement was $1.03 per share. RII is to issue the shares as soon as is practicable. The shares will not be registered under the Securities Act of 1933 and will be restricted securities.

     G.   Income Taxes:

          Because the exchange of the Series Notes occurred pursuant to a plan confirmed by the Bankruptcy Court, any cancellation of debt income realized by reason of the consummation of the Plan is excludable from the Company's federal taxable income.

     H.   Statements of Cash Flows:

          S u p plemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                             Half Ended
                                                              June 30,
     (In Thousands of Dollars)                             1994       1993

     Reconciliation of net earnings (loss) to net cash provided by operating activities:

        Net earnings (loss)                             $  73,212   $(38,266)
        Adjustments to reconcile net earnings (loss)
         to net cash provided by operating activities:
          Extraordinary item - gain on exchange of debt  (187,300)
          Loss on SIHL Sale                                73,108
          Write-down of non-operating real estate          20,525
          Depreciation                                     10,790     13,946
          Amortization (principally debt discount)         13,331     23,963
          Provision for doubtful receivables                1,097      1,816
          Interest expense for which obligation
           was satisfied by issuance of debt                          16,787
          Provision for discount on Casino
           Reinvestment Development Authority
           obligations, net of amortization                   694        732
          Deferred tax benefit                               (300)
          Recapitalization costs                            9,788      1,749
          Proceeds from Litigation Trust                   (2,542)
          Net loss on sale of property                        138
          Net decrease in accounts receivable                  43      6,829
          Net (increase) decrease in inventories and
           prepaids                                         3,445     (5,433)
          Net increase in deferred charges and
           other assets                                       (17)      (439)
          Net increase in accounts payable and
           accrued liabilities                             15,473      2,824

     Net cash provided by operating activities          $  31,485   $ 24,508

                                                              Half Ended
                                                               June 30,
     (In Thousands of Dollars)                             1994       1993

     Non-cash investing and financing transactions:

        Exchange of Series Notes for:
          New Debt Securities (at estimated market
           value)                                        $135,300
          SIHL Shares (at estimated market value)          60,000
          Common stock of RII (at estimated market
           value)                                          24,415
          Other liabilities                                 1,130

        Reduction in Group Note applied to
         prepaid services                                   2,310

        Exchange of note receivable from shareholder
         for Group Note                                             $7,523

        Issuance of common stock of RII in settlement
         of certain recapitalization costs                    865

        Reclassification to other assets from
         receivables and property and equipment                        450

        Increase in liabilities for additions to
         property and equipment and other assets              122      685


     I.   Commitments and Contingencies:

          Litigation

          RII and certain of its subsidiaries are defendants in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.





                              PRO FORMA FINANCIAL DATA

          S e t forth below is certain unaudited pro forma financial information. The pro forma statements of operations information for the year ended December 31, 1993 and the half ended June 30, 1994 gives effect to the Restructuring as if it occurred on January 1, 1993. However, the pro forma statements of operations information excludes the gains (losses) resulting from the Restructuring and the costs associated therewith. The unaudited pro forma information is not necessarily indicative of future results or what the Company's results of operations would actually have been had the transactions occurred on January 1, 1993. Such information should not be used as a basis to project results for any future period.

                            RESORTS INTERNATIONAL, INC.

                  PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In Thousands of Dollars)

                                            Half Ended June 30, 1994
                                                   Pro Forma
                                     Historical   Adjustments   Pro Forma

     Revenues:
       Casino                         $ 147,042   $ (28,115) (a) $118,927
       Rooms                             16,504     (13,419) (a)    3,085
       Food and beverage                 20,703     (13,646) (a)    7,057
       Other casino/hotel revenues        9,732      (7,708) (a)    2,024
       Other operating revenues           4,577      (4,577) (a)        0
       Real estate related                4,130                     4,130
                                        202,688     (67,465)      135,223
     Expenses:
       Casino                            85,659     (16,623) (a)   69,036
       Rooms                              4,345      (2,787) (a)    1,558
       Food and beverage                 17,172      (9,308) (a)    7,864
       Other casino/hotel operating
        expenses                         29,018     (11,687) (a)   17,331
       Other operating expenses           3,483      (3,483) (a)        0
       Selling, general and
        administrative                   31,558      (8,474) (a)   23,084
       Provision for doubtful
        receivables                       1,097        (916) (a)      181
       Depreciation                      10,790      (4,013) (a)    6,777
       Real estate related                  789                       789
       Unallocated corporate expense     (3,204)         (4) (a)   (2,137)
                                                      1,971  (b)
                                                       (900) (c)
       Write-down of non-operating
        real estate                      20,525                    20,525
       Loss on SIHL Sale                 73,108     (73,108) (d)        0
                                        274,340    (129,332)      145,008

     Loss from operations               (71,652)     61,867        (9,785)
     Other income (deductions):
       Interest income                    1,226       1,967  (a)      943
                                                     (2,250) (e)
       Interest expense                 (23,085)         10  (a)  (13,020)
                                                     16,064  (f)
                                                     (6,009) (g)
       Amortization of debt discount    (13,331)     12,021  (f)   (1,838)
                                                       (528) (g)
       Recapitalization costs            (9,788)      1,326  (a)        0
                                                      8,462  (h)
       Proceeds from Litigation
        Trust                             2,542                     2,542
     Loss before extraordinary item   $(114,088)  $  92,930      $(21,158)
     Loss before extraordinary item
      per share                       $   (4.40)                 $   (.56)
     Weighted average number of
      shares outstanding                 25,897                    37,754(i)

            See Notes to Pro Forma Consolidated Statements of Operations

                            RESORTS INTERNATIONAL, INC.

                  PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In Thousands of Dollars)

                                         Year Ended December 31, 1993
                                                  Pro Forma
                                    Historical   Adjustments     Pro Forma
     Revenues:
       Casino                        $ 307,059   $ (62,943)  (a)  $244,116
       Rooms                            35,708     (28,734)  (a)     6,974
       Food and beverage                46,843     (30,917)  (a)    15,926
       Other casino/hotel revenues      23,330     (18,867)  (a)     4,463
       Other operating revenues         18,122     (18,121)  (a)         1
       Real estate related               8,502        (445)  (a)     8,057
                                       439,564    (160,027)        279,537

     Expenses:
       Casino                          189,304     (47,696)  (a)   141,608
       Rooms                            10,906      (7,504)  (a)     3,402
       Food and beverage                41,859     (24,149)  (a)    17,710
       Other casino/hotel operating
        expenses                        69,918     (35,154)  (a)    34,764
       Other operating expenses         14,697     (14,697)  (a)         0
       Selling, general and
        administrative                  71,700     (24,340)  (a)    47,360
       Provision for doubtful
        receivables                      2,889      (1,988)  (a)       901
       Depreciation                     27,924     (14,169)  (a)    13,755
       Real estate related               1,605        (221)  (a)     1,384
       Unallocated corporate expense    (4,136)         (8)  (a)    (2,584)
                                                     4,635   (b)
                                                    (3,075)  (c)
                                       426,666    (168,366)        258,300

     Earnings from operations           12,898       8,339          21,237
     Other income (deductions):
       Interest income                   3,174       6,350   (a)     2,774
                                                    (6,750)  (e)
       Interest expense                (57,244)         50   (a)   (26,034)
                                                    48,891   (f)
                                                   (17,731)  (g)
       Amortization of debt discount   (51,203)     49,170   (f)    (3,362)
                                                    (1,329)  (g)
       Recapitalization costs           (8,789)      3,335   (a)         0
                                                     5,454   (h)
     Loss before income taxes         (101,164)     95,779          (5,385)
     Income tax expense                 (1,000)                     (1,000)
     Net loss                        $(102,164)  $  95,779        $ (6,385)

     Net loss per share              $   (5.07)                   $   (.17)
     Weighted average number of
      shares outstanding                20,157                      37,754(i)


           See Notes to Pro Forma Consolidated Statements of Operations

            NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS


     (a) Reflects the elimination of operating results of operations disposed of in the SIHL Sale (the "PIRL Group").

     (b) Reflects the elimination of the management fee charged to PIRL Group by RII. Such fee was based on 3% of certain PIRL Group gross revenues.

     (c) Reflects the elimination of costs incurred by RII for services provided to the PIRL Group including accounting, data processing and other support services.

     (d)  Reflects elimination of loss on SIHL Sale.

     (e) Reflects the elimination of interest income on RIH's $50,000,000 note receivable from a former Bahamian affiliate which was cancelled pursuant to the terms of the Restructuring.

     (f) Reflects the elimination of interest expense and amortization of debt discount on the Series Notes.

     (g) Reflects interest expense and amortization of debt discount on the Mortgage Notes and the Junior Mortgage Notes.

     (h) Reflects the elimination of recapitalization costs incurred in connection with the Restructuring.

     (i) Reflects the issuance, as of January 1, 1993, of (x) 612,500 shares of common stock to financial advisers in settlement of certain recapitalization costs and (y) 40% of RII's outstanding common stock (after giving effect to the Restructuring, assuming the Griffin Warrant is exercised) to holders of the Series Notes.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     FINANCIAL CONDITION

     Liquidity

          As described in Note B of Notes to Consolidated Financial Statements, the Company recently restructured its Series Notes pursuant to a prepackaged bankruptcy plan. The Plan was confirmed by the Bankruptcy Court on April 22, 1994 and became effective on May 3, 1994. Pursuant to the terms of the Plan, the Company exchanged the Series Notes for, among other things: (i) Excess Cash; (ii) Mortgage Notes and Junior Mortgage Notes; and (iii) 40% of the common stock of RII on a fully diluted basis (excluding certain stock options). The Restructuring resulted in a significant reduction in the Company's unrestricted cash and equivalents due to the distribution of Excess Cash to holders of the Series Notes. However, the Restructuring also resulted in a significant decrease in the Company's long-term debt outstanding. The Company believes that the Restructuring will improve its long term liquidity and enhance its ability to meet its financial obligations as they become due.

          At June 30, 1994 the Company's working capital amounted to $ 2 , 7 6 5,000, including unrestricted cash and equivalents of $28,546,000. A substantial amount of the unrestricted cash and e q u ivalents is required for day-to-day operations, including approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as additional cash balances necessary to meet current working capital needs.

          In addition, the Company has the $20,000,000 Senior Facility available for the one-year period ending May 2, 1995 should the Company have unforeseen cash needs. The Company believes that the Senior Facility will serve as a safeguard if an emergency arises from current operations, or serve as a source of funds for a profitable investment opportunity.

     Capital Expenditures

          During the first half of 1994 the Company expended almost $3,000,000 for the purchase of 115 slot machines, most of which were replacements for older models, and for capital maintenance projects at its facilities in Atlantic City. Prior to the disposition of its P a r adise Island assets, the Company expended approximately $2,000,000 on its Paradise Island facilities; a significant portion of these expenditures were required by the purchase agreement.

     RESULTS OF OPERATIONS

     General

          The following discussion addresses the Company's Atlantic City operations as well as certain operations which were disposed of through the SIHL Sale. Operations disposed of include the Paradise Island portion of the casino/hotel segment and the airline segment.

     Revenues

          Revenues by geographic and business segment were as follows (in thousands of dollars):


                                       Quarter Ended          Half Ended
                                          June 30,              June 30,
                                     1994       1993        1994      1993

     Casino/hotel:
       Atlantic City, New Jersey:
         Casino                     $65,278   $ 60,500    $118,927  $115,407
         Rooms                        1,907      1,891       3,085     3,154
         Food and beverage            3,943      4,173       7,057     7,467
         Other casino/hotel           1,092      1,114       2,024     1,986
                                     72,220     67,678     131,093   128,014

       Paradise Island, The Bahamas:
         Casino                       7,036     13,093      28,115    36,018
         Rooms                        3,097      7,208      13,419    16,917
         Food and beverage            3,416      7,913      13,646    17,063
         Other casino/hotel           1,811      4,565       7,708    10,242
                                     15,360     32,779      62,888    80,240

       Total casino/hotel            87,580    100,457     193,981   208,254

     Real estate related -
      Atlantic City, New Jersey       2,100      2,029       4,130     3,998
     Airline                          1,446      5,188       5,674    10,601
     Other segments                       2         40           7        97
     Intersegment eliminations         (312)    (1,017)     (1,104)   (2,099)

     Revenues from operations       $90,816   $106,697    $202,688  $220,851



          Second Quarter and First Half 1994 Compared to 1993

          Casino/hotel - Atlantic City, New Jersey

          Casino revenues were up by $4,778,000 for the second quarter and $3,520,000 for the first half of 1994. Poker and simulcasting, which activities commenced in late June 1993, accounted for $2,204,000 of the increase for the second quarter and a $4,380,000 increase for the half. Both the Company and the Atlantic City casino industry had a slight decline in table and slot win combined for the first half of 1994 compared to the prior year. The Company believes that increased competition from other newly opened or expanded jurisdictions which permit gaming has slowed the growth of gaming revenue in Atlantic City and, for the Company, has significantly increased the cost of obtaining additional revenue. In addition, poor weather conditions during the first quarter of 1994 adversely affected operations as the principal means of transportation to Atlantic City is by automobile or bus.

          The Company's increase in casino revenue for the second quarter resulted from increased slot win and poker and simulcast revenues. Slot win was up due to an increase in amounts wagered by patrons and, to a lesser extent, an increase in the slot hold percentage (ratio of casino win to total amount wagered for slots or total amount of chips purchased for table games). Table game win was down slightly as the effect of a decrease in amounts wagered more than offset the effect of an increase in the table game hold percentage.

          The Company's increase for the first half resulted as increases in simulcast and poker revenue and slot win more than offset the decrease in table game win. Slot win increased as an increase in amounts wagered by patrons more than offset the effect of a reduction in the hold percentage. The decrease in table game win was due to both a reduction in amounts wagered by patrons and the effect of a reduction in the hold percentage.

          Casino/hotel - Paradise Island, The Bahamas

          T h e Company's Paradise Island casino/hotel facilities were disposed of in the SIHL Sale effective May 3, 1994. The Company's
     Paradise Island revenues for 1994 reflect the Company's operation of the Paradise Island properties through April 30, 1994.

          Airline

          The Company's airline operation was effectively disposed of in the SIHL Sale. The only aircraft owned by the Company was transferred to a subsidiary of SIHL as part of the SIHL Sale. Pursuant to an agreement, the Company is to operate the airline on behalf of SIHL for a nominal management fee for a period not to exceed 14 months. All profits earned or losses incurred in such operation are to accrue to or be borne by SIHL. Airline revenues reflect airline operations through April 30, 1994.

     Contribution to Consolidated Loss Before Extraordinary Item

          Results by geographic and business segment were as follows (in thousands of dollars):


                                       Quarter Ended         Half Ended
                                          June 30,            June 30,
                                      1994      1993       1994       1993
      Casino/hotel:
       Atlantic City, New Jersey   $  6,988  $  2,567   $   5,297   $  5,009
       Paradise Island,
        The Bahamas*                  3,794    (3,214)     10,206        870
                                     10,782      (647)     15,503      5,879
     Real estate related -
      Atlantic City, New Jersey     (18,902)    1,604     (17,194)     3,198
     Airline*                            (2)        7          (7)
     Other segments                      (7)      (21)        (24)       (31)
     Unallocated general
      corporate expense               1,473       848       3,178      1,851
     Loss on SIHL Sale              (73,108)              (73,108)
     Earnings (loss) from
      operations                    (79,764)    1,791     (71,652)    10,897
     Other income (deductions):
       Interest income                  537       666       1,226      1,509
       Interest expense              (4,960)  (14,075)    (23,085)   (24,972)
       Amortization of debt
        discount                       (761)  (12,594)    (13,331)   (23,951)
       Recapitalization costs        (5,406)   (1,156)     (9,788)    (1,749)
       Proceeds from Litigation
        Trust                                               2,542
     Loss before extraordinary
      item                         $(90,354) $(25,368)  $(114,088)  $(38,266)

     * The Paradise Island casino/hotel segment subsidized the operations of Paradise Island Airlines, Inc., a subsidiary of RII whose operations were effectively disposed of in the SIHL Sale, in the quarters presented of 1994 and 1993 and in the halves presented of 1994 and 1993 i n the amounts of $388,000, $494,000, $993,000 and $668,000, respectively.



          Second Quarter and First Half 1994 Compared to 1993

          Casino/hotel - Atlantic City, New Jersey

          Casino, hotel and related operating results for the second quarter of 1994 increased by $4,421,000 due to the increased revenues described above. Total operating expenses for this period were virtually flat. The most significant variances in operating expenses were an increase in the accrual for management incentive bonuses ($1,300,000), a decrease in advertising expense ($500,000) and a decrease in food and beverage costs ($500,000). The decrease in advertising resulted as the second quarter of 1993 had higher advertising costs associated with the introduction of the "cash-back" program, a promotion which rewards slot players by giving cash back to patrons based on their level of play, and the 15th anniversary celebration of Resorts Casino Hotel. The decrease in food and beverage costs resulted primarily from reduced patronage at the Company's "all-you-can-eat" Beverly Hills Buffet due to price increases, although there has been a general decline in the number of patrons served at all of the Company's food and beverage outlets. Prices at the Beverly Hills Buffet were increased as management determined that this promotion was not cost effective.

          Casino, hotel and related operating results for the first half of 1994 increased by $288,000 as increased revenues discussed above were almost completely offset by a net increase in operating expenses. The most significant increase in operating expenses was casino promotional costs ($2,300,000), due primarily to the "cash-back" program noted above, which commenced in late April 1993. Since the introduction of the "cash-back" program the Company has reduced cash giveaways to bus patrons and through other promotional mailings. Other significant cost increases were in fees associated with simulcasting ($1,100,000) and the accrual for management incentive bonuses ($800,000). The most significant decrease in operating expenses was in food and beverage costs ($900,000) due to the reasons described above.

          Casino/hotel - Paradise Island, The Bahamas

          The Company's Paradise Island casino/hotel facilities were disposed of in the SIHL Sale effective May 3, 1994. The Paradise Island operating results for 1994 reflect the Company's operation of the Paradise Island properties through April 30, 1994.

          Real Estate Related - Atlantic City, New Jersey

          Atlantic City real estate related results for the second quarter and first half of 1994 include a charge of $20,525,000 for the write-down of certain non-operating properties to net realizable value. See Note E of Notes to Consolidated Financial Statements.

          Airline

          The Company's airline operation was effectively disposed of in the SIHL Sale. Pursuant to an agreement, the Company is to operate the airline on behalf of SIHL for a nominal management fee for a period not to exceed 14 months. All profits earned or losses incurred in such operation are to accrue to or be borne by SIHL. Operating results of the airline segment presented herein include airline operations through April 30, 1994.

          Unallocated Corporate Expense

          For both the second quarter and the first half of 1994 the decrease in corporate expenses resulted primarily from decreases in payroll and related costs associated with certain executives whose service to the Company terminated in 1993.

          T h e Environmental Protection Agency ("EPA") has named a predecessor to RII as a potentially responsible party in the Bay Drum hazardous waste site (the "Site") in Tampa, Florida which the EPA has listed on the National Priorities List. No formal action has commenced against RII and RII intends to dispute any claims of this nature, if asserted. Although it may ultimately be determined that RII is one of several hundred parties that are jointly and severally liable for the costs of Site remediation and for damages to natural resources at the Site caused by hazardous wastes, the extent of any such liability, if any, cannot be determined at this time.

          Loss on SIHL Sale

          See Note B of Notes to Consolidated Financial Statements for a description of the SIHL Sale.

          Other Income (Deductions)

          The decreases in interest expense and amortization of debt discount for the second quarter and the first half of 1994 are attributable to the Restructuring, which resulted in a significant decrease in the principal amount of debt outstanding as well as a reduction in interest rates.

          Also affecting the comparison of these expenses is the fact that the Company stopped accruing interest and amortizing debt discounts on the Series Notes as of March 21, 1994, the date the Company entered bankruptcy proceedings, while the accrual of interest and amortization of discount on the New Debt Securities did not start until May 3, 1994. See Note B of Notes to Consolidated Financial Statements for a description of the Company's New Debt Securities.

          Recapitalization costs include legal and other advisory fees incurred in connection with the Restructuring.

          Proceeds from Litigation Trust represent the distribution that the Company received as a holder of units of beneficial interest in t h e L itigation Trust established under a previous plan of reorganization.


     PART II. - OTHER INFORMATION

          Certain changes in securities, defaults on securities (none of which are continuing), and resignations of directors during the second quarter of 1994 were previously reported in RII's Form 10-Q for the quarter ended March 31, 1994.

     Item 1. Legal Proceedings

     New York Supreme Court - Friedman Derivative Action

          RII  has been named as the nominal defendant in an action (Arthur
     M. Friedman suing derivatively on behalf of RII v. Merv Griffin et al. and RII, Nominal Defendant) brought derivatively on its behalf by a shareholder, Arthur Friedman. The complaint was filed in the Supreme Court of the State of New York, New York County on January 27, 1994 and was amended in February 1994. The defendants in the action, as amended, are Merv Griffin, Griffin Group, Thomas Gallagher, David P. Hanlon, who was President, Chief Executive Officer and a director of RII through October 31, 1993, and four former directors of RII who served in that capacity until the Effective Date. The complaint seeks to recover for the Company an unspecified sum of money as compensatory d a mages for allegedly wrongful acts by the defendants. The allegations include that the defendants improperly (i) permitted defendant Griffin not to repay money he allegedly owed to the Company and (ii) paid defendant Hanlon excessive compensation.

          On April 26, 1994, RII removed this action to the United States District Court for the Southern District of New York. On May 26, 1994, RII filed a motion to transfer the action to the Bankruptcy Court. A response to the motion to transfer has not been filed and no deadline has been set. Plaintiff's counsel has filed a motion to withdraw as counsel. The United States District Court for the Southern District of New York has given the plaintiff until August 5, 1994 to retain new counsel.

     Item 5.  Other Information

          See Note F of Notes to Consolidated Financial Statements for a discussion of additional shares of common stock of RII to be issued to an affiliate of Merv Griffin, Chairman of the Board of Directors of RII.

     Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits

          The following Part II exhibit is filed herewith:

     Exhibit
     Number                             Exhibit

      (10) Letter agreement between RII and Griffin Group regarding issuance of shares of RII's common stock in satisfaction of payment obligation pursuant to Griffin Services Agreement.

     b.   Reports on Form 8-K

          No Current Report on Form 8-K was filed by RII covering an event during the second quarter of 1994. No amendments to previously filed Forms 8-K were filed during the second quarter of 1994.

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








                                              RESORTS INTERNATIONAL, INC.
                                                     (Registrant)





                                              /s/ Matthew B. Kearney
                                              Matthew B. Kearney
                                              Executive Vice President -
                                              Finance
                                              (Authorized Officer of
                                              Registrant and Chief
                                              Financial Officer)


     Date:  August 10, 1994

                           RESORTS INTERNATIONAL, INC.

                           Form 10-Q for the quarterly
                           period ended June 30, 1994


                                  EXHIBIT INDEX

     Exhibit                                                          Page
     Number                        Exhibit                           Number

      (10)     Letter agreement between RII and Griffin Group
               regarding issuance of shares of RII's common
               stock in satisfaction of payment obligation
               pursuant to Griffin Services Agreement.                 25

                                                         EXHIBIT (10)

     Mr. Thomas E. Gallagher
     President & Chief Executive Officer
     The Griffin Group, Inc.
     780 Third Avenue
     New York, NY  10017

          RE: License and Services Agreement, dated as of September 17, 1992 (the "License Agreement")

     Dear Mr. Gallagher:

               As agreed to at the Board of Directors meeting of Resorts International, Inc. ("Resorts") on August 1, 1994, Resorts hereby agrees to issue to The Griffin Group, Inc. 1,940,000 shares of Resorts C o mmon Stock (the "Shares") in full satisfaction of Resorts' obligation to pay to TGG the amount of $2,425,000 for services to be rendered for the year ended September 17, 1997 pursuant to the License Agreement, which amount was to become due on September 17, 1995. By execution of this letter agreement, TGG agrees to accept the Shares in full satisfaction of Resorts' payment obligations under the License Agreement due on September 17, 1995. Resorts further acknowledges that TGG has assigned its right to receive the Shares to Atlantic Resorts Holdings, Inc. ("ARH"). Resorts agrees that it shall issue the Shares to ARH as soon as reasonably practicable. Other than as set forth herein, each party hereto acknowledges and agrees that its other rights and obligations under the License Agreement shall not be modified or affected in any manner.

               This letter agreement may be executed in two or more counterparts, each of which, when executed, shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument.

               By your execution of this letter agreement below in the space provided you acknowledge and agree to the terms set forth herein and agree to be bound hereby.

                                              RESORTS INTERNATIONAL, INC.

                                              By: /s/ Matthew B. Kearney
                                                Matthew B. Kearney
                                                Office of the President
                                                Executive Vice President-
                                                Finance and Chief Financial
                                                Officer

     AGREED AND ACCEPTED AS OF
     THIS FIRST DAY OF AUGUST 1994 ON
     BEHALF OF THE GRIFFIN GROUP, INC.

     BY:/s/ Thomas E. Gallagher
        Thomas E. Gallagher
        President & Chief Executive Officer