Form 10-Q
period 1994-09-30
RESORTS INTERNATIONAL INC
filed 1994-11-10
CIK 83394

Form 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549

     [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1994

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

     Number of shares outstanding of each class of registrant's common stock as of September 30, 1994: Common Stock - 39,694,172 shares and Class B Redeemable Common Stock - 35,000 shares.


                       Exhibit Index is presented on page 25

                               Total No. of Pages 26

                            RESORTS INTERNATIONAL, INC.
                                     FORM 10-Q
                                       INDEX


                                                                 Page Number

     Part I.   Financial Information

        Item 1.       Financial Statements

                      Consolidated Statements of
                       Operations for the Quarters
                       and Three Quarters Ended
                       September 30, 1994 and 1993                    3

                      Consolidated Balance Sheets
                       at September 30, 1994 and
                       December 31, 1993                              4

                      Consolidated Statements of
                       Cash Flows for the Three
                       Quarters Ended September 30,
                       1994 and 1993                                  5

                      Notes to Consolidated
                       Financial Statements                           6

                      Pro Forma Financial Data                       13

        Item 2.       Management's Discussion
                       and Analysis of Financial
                       Condition and Results of
                       Operations                                    17


     Part II.  Other Information

        Item 1.       Legal Proceedings                              22

        Item 5.       Other Information                              23

        Item 6.       Exhibits and Reports on
                       Form 8-K                                      23

     PART I. - FINANCIAL INFORMATION
     Item 1.   Financial Statements
                     RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, except per share data)
                                     (Unaudited)

                                         Quarter Ended     Three Quarters Ended
                                         September 30,         September 30,
                                        1994      1993        1994       1993
     Revenues:
       Casino                         $69,582   $ 85,063   $ 216,624   $236,488
       Rooms                            2,424      7,921      18,928     27,992
       Food and beverage                4,267     11,403      24,970     35,933
       Other casino/hotel revenues      1,406      5,485      11,138     17,713
       Other operating revenues                    5,105       4,577     13,704
       Real estate related              2,081      2,030       6,211      6,028
                                       79,760    117,007     282,448    337,858
     Expenses:
       Casino                          37,700     49,725     123,359    141,600
       Rooms                              873      2,501       5,218      8,064
       Food and beverage                4,412     10,442      21,584     31,332
       Other casino/hotel
        operating expenses              9,002     16,561      38,020     49,995
       Other operating expenses                    4,246       3,483     11,122
       Selling, general and
        administrative                 10,952     17,654      43,607     56,119
       Depreciation                     3,303      6,996      14,093     20,942
       Real estate related                165        324         954      1,114
       Unallocated corporate expense   (1,703)    (1,225)     (4,907)    (3,110)
       Write-down of non-operating
        real estate                                           20,525
       Loss on SIHL Sale                                      73,108
                                       64,704    107,224     339,044    317,178
     Earnings (loss) from operations   15,056      9,783     (56,596)    20,680
     Other income (deductions):
       Interest income                    861        976       2,087      2,485
       Interest expense                (6,600)   (13,364)    (29,685)   (38,336)
       Amortization of debt discount     (832)   (13,369)    (14,163)   (37,320)
       Recapitalization costs           1,300     (3,130)     (8,488)    (4,879)
       Proceeds from Litigation
        Trust                                                  2,542
     Earnings (loss) before income
      taxes and extraordinary item      9,785    (19,104)   (104,303)   (57,370)
     Income tax expense                           (1,000)                (1,000)
     Earnings (loss) before
      extraordinary item                9,785    (20,104)   (104,303)   (58,370)
     Extraordinary item - gain on
      exchange of debt                 (1,300)               186,000
     Net earnings (loss)              $ 8,485   $(20,104)  $  81,697   $(58,370)

     Per share data:
       Earnings (loss) before
        extraordinary item              $ .25     $(1.00)     $(3.44)    $(2.90)
       Extraordinary item                (.03)                  6.13
       Net earnings (loss)              $ .22     $(1.00)     $ 2.69     $(2.90)
     Weighted average number
      of shares outstanding            39,040     20,157      30,326     20,157

                     RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                      (In Thousands of Dollars, except par value)


                                              September 30,    December 31,
                                                  1994             1993
                                               (Unaudited)
     ASSETS

     Current assets:
       Cash (including cash equivalents
        of $26,256 and $41,273)                 $  38,798       $  62,546
       Restricted cash equivalents                  5,966          14,248
       Receivables, less allowance for
        doubtful accounts of $4,029
        and $7,874                                  6,272          19,297
       Inventories                                  1,444           8,664
       Prepaid expenses                             9,919          10,664
         Total current assets                      62,399         115,419

     Property and equipment, net of
      accumulated depreciation of $45,957
      and $82,099                                 247,916         447,840
     Deferred charges and other assets             11,376          12,526

                                                $ 321,691       $ 575,785

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

     Current liabilities:
       Current maturities of long-term
        debt, net of unamortized discount       $       5       $ 466,336
       Accounts payable and accrued
        liabilities                                45,043          84,164
         Total current liabilities                 45,048         550,500

     Long-term debt, net of unamortized
      discount                                    222,332          85,029

     Deferred income taxes                         53,700          54,000

     Shareholders' equity (deficit):
       Common stock - $.01 par value                  397             202
       Class B Stock
       Capital in excess of par                   129,237         102,092
       Accumulated deficit                       (129,023)       (210,720)
                                                      611        (108,426)
       Note receivable from related party                          (5,318)
         Total shareholders' equity (deficit)         611        (113,744)

                                                $ 321,691       $ 575,785

                     RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands of Dollars)
                                     (Unaudited)

                                                       Three Quarters Ended
                                                           September 30,
                                                          1994       1993
     Cash flows from operating activities:
       Cash received from customers                    $ 278,046  $ 343,738
       Cash paid to suppliers and employees             (224,815)  (297,057)
         Cash flow from operations before
          interest and income taxes                       53,231     46,681
       Interest received                                   2,203      3,149
       Interest paid                                     (13,423)    (8,338)
       Income taxes refunded (paid)                         (285)       317
         Net cash provided by operating
          activities                                      41,726     41,809

     Cash flows from investing activities:
       Cash proceeds from SIHL Sale, net of
        cash balances transferred                         39,747
       Payments for property and equipment                (6,057)   (23,876)
       Proceeds from sale of property                        135
       Casino Reinvestment Development
        Authority deposits and bond purchases             (2,175)    (2,121)
       Proceeds from sale of short-term money
        market security with maturity greater
        than three months                                             1,377
       Purchase of short-term money market
        security with maturity greater than
        three months                                                   (492)
         Net cash provided by (used in)
          investing activities                            31,650    (25,112)

     Cash flows from financing activities:
       Excess Cash and cash proceeds of SIHL
        Sale distributed to noteholders                 (102,134)
       Collection of note receivable from
        related party                                      3,008      3,477
       Payments of recapitalization costs                 (8,705)    (5,748)
       Proceeds from Litigation Trust                      2,542
       Repayments of non-public debt                        (117)    (2,211)
         Net cash used in financing
          activities                                    (105,406)    (4,482)

     Net increase (decrease) in cash and cash
      equivalents                                        (32,030)    12,215
     Cash and cash equivalents at beginning
      of period                                           76,794     66,887
     Cash and cash equivalents at end of period        $  44,764  $  79,102

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

     B. Restructuring of Senior Secured Redeemable Notes due April 15, 1994 (the "Series Notes"):

          As described in RII's 1993 Form 10-K, the Company proposed a restructuring of the Series Notes (the "Restructuring") which RII and GGRI, Inc. ("GGRI"), RII's subsidiary which guaranteed the Series Notes, a c c o m p lished through a prepackaged bankruptcy joint plan of reorganization (the "Plan"). On March 21, 1994, after receiving the requisite acceptances for confirmation of the Plan from holders of Series Notes and equity interests in RII, RII and GGRI filed their prepackaged bankruptcy cases with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

          In accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company stopped accruing interest and amortizing discounts on the Series Notes as of March 21, 1994.

          The Plan was confirmed by the Bankruptcy Court on April 22, 1994 and on May 3, 1994 (the "Effective Date"), all conditions to the effectiveness of the Plan were either met or waived and the Plan became effective. Pursuant to the Plan, among other things, the Series Notes were exchanged for: (i) $160,000,000 principal amount of New Debt Securities (see below); (ii) 40% of RII's common stock on a fully diluted basis (excluding certain stock options); (iii) the proceeds from the sale (the "SIHL Sale," see below) of RII's properties and operations on Paradise Island, The Bahamas; (iv) the Company's Excess Cash, as defined in the Plan, which approximated $34,500,000; and (v) rights to receive further cash distributions in certain circumstances.

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

          In July 1994, upon completion of the audit of certain settlement adjustments regarding the SIHL Sale, approximately $1,000,000 of the cash transferred in the SIHL Sale was returned to the Company. These funds, described in the Plan as "Net Reserved Cash," will be distributed to holders of the Series Notes.

          I n       O ctober  1994,  after  settlement  of  the  majority  of
     recapitalization costs and updating estimates of unbilled costs and costs still to be incurred, the Company determined that the cash balance required to pay such costs was $1,300,000 less than originally a n t i c i pated. This determination resulted in the $1,300,000 reclassification from recapitalization costs to extraordinary item reported in the third quarter of 1994. These funds, described in the Plan as "Net Plan Consummation Cash," will also be distributed to holders of the Series Notes.

          The difference between the carrying value of the Series Notes and the sum of the fair values of the items exchanged therefor (including the funds yet to be distributed) resulted in a gain of $186,000,000 which has been reported as an extraordinary item.

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

          For pro forma effects of the Restructuring on continuing operations assuming the Restructuring occurred on January 1, 1993 see "Pro Forma Financial Data" following Note J.

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

          The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued (collectively, the "Indentures") prohibit RIH a n d its subsidiaries from paying dividends, from making other distributions in respect of their capital stock, and from purchasing or redeeming their capital stock, with certain exceptions, unless certain interest coverage ratios are attained. Also, the Indentures restrict RIH and its subsidiaries from incurring additional indebtedness, with certain exceptions, and limit intercompany loans by RIH to RII to loans from the proceeds of the Senior Facility (or similar working capital facility) and other advances not in excess of $1,000,000 in the aggregate at any time outstanding. Similar restrictions curtail the activities of RIHF. The shareholder's equity of RIH amounted to $30,432,000 at September 30, 1994, all of which is restricted under these Indenture provisions.

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

     In addition, the Senior Facility Notes will be guaranteed by RII, which guaranty will be secured by a pledge of all the issued and outstanding stock of GGRI and RIHF. Market interest rates and other economic conditions, among other factors, will determine if it is appropriate for the Company to draw on the Senior Facility.

     Units

          Each Unit comprises $1,000 principal amount of Junior Mortgage Notes and one share of Class B Stock. Shares of Class B Stock may not be transferred separately from the related Junior Mortgage Note. Holders of Class B Stock are entitled to elect one-third of the Board of Directors of RII and under certain circumstances they would be entitled to elect a majority of the Board of Directors. Holders of Class B Stock do not participate in any dividends which may be declared by RII's Board of Directors. Approximately 35,000 Units were issued pursuant to the Plan.

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

          SIIL purchased 60% of the capital stock of SIHL for $90,000,000 plus interest at 7.5% from January 1, 1994 through the Effective Date (the "SIHL Proceeds"). Pursuant to the purchase agreement, SIHL then purchased 100% of the equity of Resorts International (Bahamas) 1984
     Limited,   RII's  former  Bahamian  subsidiary  which,  along  with  its
     s u b sidiaries, owned and operated the Company's Paradise Island properties. Also, certain subsidiaries of SIHL acquired certain assets of RII and its U.S. subsidiaries which supported the Paradise Island operations and assumed certain related liabilities. The purchase price received from SIHL was $65,000,000 in cash, plus interest at 7.5% from January 1, 1994 through the Effective Date, and 2,000,000 Series A Ordinary Shares of SIHL (the "SIHL Shares"), which amounts to the remaining 40% of the capital stock of SIHL. These cash proceeds as well as the SIHL Shares were distributed to holders of Series Notes pursuant to the Plan. SIHL used a portion of the SIHL Proceeds to fund its $65,000,000 (plus interest) purchase price of the Company's Paradise Island assets. RII understands that the other $25,000,000 of SIHL Proceeds remaining in SIHL as of the Effective Date ($90,000,000 SIHL
     Proceeds less the $65,000,000 used to purchase the Paradise Island assets) will increase the equity value of SIHL and, in effect, represents additional consideration in the amount of $10,000,000 (40% of $25,000,000) for the sale of the Company's Paradise Island assets. Such consideration was realized by the holders of Series Notes through the increased value of their 40% equity interest in SIHL.

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

     C.   Reverse Repurchase Agreements:

          Cash equivalents at September 30, 1994 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with the institutions listed in the following table under which the Company had not taken delivery of the underlying securities. These agreements matured on October 3, 1994.

     (In Thousands of Dollars)

     National Westminster Bank NJ                                $21,346

     City National Bank of Florida                               $ 5,397

     Prudential Securities, Inc.                                 $ 2,108

     Summit Trust Company                                        $ 1,998

     First Fidelity Bank N.A., South Jersey                      $   735


     D.   Stock Option Plan:

          As noted above, the RII 1994 Stock Option Plan (the "Option Plan") was adopted as part of the Plan. The Option Plan is to be administered by an Option Committee of RII's Board of Directors. In accordance with the Option Plan, on June 7, 1994 the four members serving on that committee were each granted options to purchase 10,000 shares of RII common stock. One half of these options are exercisable immediately and the remainder become exercisable on June 7, 1995. On August 1, 1994 RII granted options to purchase approximately 1,000,000 shares of RII common stock to certain officers and other employees of RII and RIH. These options are to vest 25% per year on the first four anniversaries of the date granted. The exercise price of all of the options discussed herein is $1.03125 per share.

     E.   Complimentary Services:

          The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The rooms, food and beverage, and other casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department f o r complimentary services provided to casino patrons. These allocations do not necessarily represent the incremental cost of providing such complimentary services to casino patrons. Amounts allocated to the casino department from the other operating departments were as follows:

                                         Quarter Ended   Three Quarters Ended
                                         September 30,       September 30,
     (In Thousands of Dollars)           1994     1993       1994      1993

     Rooms                              $1,071   $1,179    $ 3,243   $ 3,376
     Food and beverage                   3,688    5,014     11,854    15,346
     Other casino/hotel operations       1,974    2,031      5,377     5,231

     Total allocated to casino          $6,733   $8,224    $20,474   $23,953


     F.   Write-down of Non-operating Real Estate:

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

     G.   Related Party Transaction:

          The Company was required to pay Griffin Group $2,425,000 in cash on September 17, 1995, which was to be the final payment under the Griffin Services Agreement. On August 1, 1994, following review and approval by the independent members of RII's Board of Directors, RII agreed to issue 1,940,000 shares of common stock of RII to an affiliate of Griffin Group in satisfaction of this final payment obligation. The closing price of RII's common stock on the date of the agreement was $1.0625 per share. RII will issue the shares as of August 1, 1994 and the financial i n formation presented herein considers the shares to have been outstanding since that date. The shares will not be registered under the Securities Act of 1933 and will be restricted securities.

     H.   Income Taxes:

          Because the exchange of the Series Notes occurred pursuant to a plan confirmed by the Bankruptcy Court, any cancellation of debt income realized by reason of the consummation of the Plan is excludable from the Company's federal taxable income.

     I.   Statements of Cash Flows:

          S u pplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                        Three Quarters Ended
                                                            September 30,
     (In Thousands of Dollars)                             1994       1993

     Reconciliation of net earnings (loss) to net cash provided by operating activities:

        Net earnings (loss)                             $  81,697   $(58,370)
        Adjustments to reconcile net earnings (loss)
         to net cash provided by operating activities:
          Extraordinary item - gain on exchange of debt  (186,000)
          Loss on SIHL Sale                                73,108
          Write-down of non-operating real estate          20,525
          Depreciation                                     14,093     20,942
          Amortization (principally debt discount)         14,163     37,349
          Provision for doubtful receivables                1,097      2,284
          Interest expense for which obligation
           was satisfied by issuance of debt                          16,787
          Provision for discount on Casino
           Reinvestment Development Authority
           obligations, net of amortization                 1,098      1,196
          Deferred tax provision (benefit)                   (300)     1,000
          Recapitalization costs                            8,488      4,879
          Proceeds from Litigation Trust                   (2,542)
          Net loss on sale of property                        138
          Net (increase) decrease in receivables             (246)     8,177
          Net (increase) decrease in inventories and
           prepaid expenses                                 4,036     (3,297)
          Net (increase) decrease in deferred charges
           and other assets                                 1,048       (439)
          Net increase in accounts payable and
           accrued liabilities                             11,323     11,301

     Net cash provided by operating activities          $  41,726   $ 41,809

                                                         Three Quarters Ended
                                                             September 30,
     (In Thousands of Dollars)                             1994       1993

     Non-cash investing and financing transactions:

        Exchange of Series Notes for:
          New Debt Securities (at estimated market
           value)                                        $135,300
          SIHL Shares (at estimated market value)          60,000
          Common stock of RII (at estimated market
           value)                                          24,415
          Other liabilities                                 1,425

        Reduction in Group Note applied to
         prepaid services                                   2,310   $2,205

        Issuance of common stock of RII for prepaid
         services                                           2,060

        Exchange of note receivable from shareholder
         for Group Note                                              7,523

        Issuance of common stock of RII in settlement
         of certain recapitalization costs                    865

        Reclassification to other assets from
         receivables and property and equipment                        450

        Increase in liabilities for additions to
         property and equipment and other assets              176      843


     J.   Commitments and Contingencies:

          Litigation

          RII and certain of its subsidiaries are defendants in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.


                             PRO FORMA FINANCIAL DATA

          S e t forth below is certain unaudited pro forma financial information. The pro forma statements of operations information for the year ended December 31, 1993 and the three quarters ended September 30, 1994 gives effect to the Restructuring as if it occurred on January 1, 1993. However, the pro forma statements of operations information excludes the gains (losses) resulting from the Restructuring and the costs associated therewith. The unaudited pro forma information is not necessarily indicative of future results or what the Company's results of operations would actually have been had the transactions occurred on January 1, 1993. Such information should not be used as a basis to project results for any future period.

                            RESORTS INTERNATIONAL, INC.

                  PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In Thousands of Dollars)

                                    Three Quarters Ended September 30, 1994
                                                   Pro Forma
                                     Historical   Adjustments   Pro Forma

     Revenues:
       Casino                         $ 216,624   $ (28,115) (a) $188,509
       Rooms                             18,928     (13,419) (a)    5,509
       Food and beverage                 24,970     (13,646) (a)   11,324
       Other casino/hotel revenues       11,138      (7,708) (a)    3,430
       Other operating revenues           4,577      (4,577) (a)       -0-
       Real estate related                6,211                     6,211
                                        282,448     (67,465)      214,983
     Expenses:
       Casino                           123,359     (16,623) (a)  106,736
       Rooms                              5,218      (2,787) (a)    2,431
       Food and beverage                 21,584      (9,308) (a)   12,276
       Other casino/hotel operating
        expenses                         38,020     (11,687) (a)   26,333
       Other operating expenses           3,483      (3,483) (a)       -0-
       Selling, general and
        administrative                   43,607      (9,390) (a)   34,217
       Depreciation                      14,093      (4,013) (a)   10,080
       Real estate related                  954                       954
       Unallocated corporate expense     (4,907)         (4) (a)   (3,840)
                                                      1,971  (b)
                                                       (900) (c)
       Write-down of non-operating
        real estate                      20,525                    20,525
       Loss on SIHL Sale                 73,108     (73,108) (d)       -0-
                                        339,044    (129,332)      209,712

     Earnings (loss) from operations    (56,596)     61,867         5,271
     Other income (deductions):
       Interest income                    2,087       1,967  (a)    1,804
                                                     (2,250) (e)
       Interest expense                 (29,685)         10  (a)  (19,543)
                                                     16,064  (f)
                                                     (5,932) (g)
       Amortization of debt discount    (14,163)     12,021  (f)   (2,809)
                                                       (667) (g)
       Recapitalization costs            (8,488)      1,326  (a)       -0-
                                                      7,162  (h)
       Proceeds from Litigation
        Trust                             2,542                     2,542
     Loss before extraordinary item   $(104,303)  $  91,568      $(12,735)
     Loss before extraordinary item
      per share                       $   (3.44)                 $   (.33)
     Weighted average number of
      shares outstanding                 30,326                    38,188 (i)

           See Notes to Pro Forma Consolidated Statements of Operations

                            RESORTS INTERNATIONAL, INC.

                  PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In Thousands of Dollars)

                                         Year Ended December 31, 1993
                                                  Pro Forma
                                    Historical   Adjustments     Pro Forma
     Revenues:
       Casino                        $ 307,059   $ (62,943)  (a)  $244,116
       Rooms                            35,708     (28,734)  (a)     6,974
       Food and beverage                46,843     (30,917)  (a)    15,926
       Other casino/hotel revenues      23,330     (18,867)  (a)     4,463
       Other operating revenues         18,122     (18,121)  (a)         1
       Real estate related               8,502        (445)  (a)     8,057
                                       439,564    (160,027)        279,537

     Expenses:
       Casino                          189,304     (47,696)  (a)   141,608
       Rooms                            10,906      (7,504)  (a)     3,402
       Food and beverage                41,859     (24,149)  (a)    17,710
       Other casino/hotel operating
        expenses                        69,918     (35,154)  (a)    34,764
       Other operating expenses         14,697     (14,697)  (a)        -0-
       Selling, general and
        administrative                  74,589     (26,328)  (a)    48,261
       Depreciation                     27,924     (14,169)  (a)    13,755
       Real estate related               1,605        (221)  (a)     1,384
       Unallocated corporate expense    (4,136)         (8)  (a)    (2,584)
                                                     4,635   (b)
                                                    (3,075)  (c)
                                       426,666    (168,366)        258,300

     Earnings from operations           12,898       8,339          21,237
     Other income (deductions):
       Interest income                   3,174       6,350   (a)     2,774
                                                    (6,750)  (e)
       Interest expense                (57,244)         50   (a)   (26,034)
                                                    48,891   (f)
                                                   (17,731)  (g)
       Amortization of debt discount   (51,203)     49,170   (f)    (3,362)
                                                    (1,329)  (g)
       Recapitalization costs           (8,789)      3,335   (a)        -0-
                                                     5,454   (h)
     Loss before income taxes         (101,164)     95,779          (5,385)
     Income tax expense                 (1,000)                     (1,000)
     Net loss                        $(102,164)  $  95,779        $ (6,385)

     Net loss per share              $   (5.07)                   $   (.17)
     Weighted average number of
      shares outstanding                20,157                      37,754(i)


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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     FINANCIAL CONDITION

     Liquidity

          As described in Note B of Notes to Consolidated Financial Statements, the Company recently restructured its Series Notes pursuant to a prepackaged bankruptcy plan. The Plan was confirmed by the Bankruptcy Court on April 22, 1994 and became effective on May 3, 1994. Pursuant to the terms of the Plan, the Company exchanged the Series Notes for, among other things: (i) Excess Cash; (ii) Mortgage Notes and Junior Mortgage Notes; and (iii) 40% of the common stock of RII on a f u l l y diluted basis (excluding certain stock options). The Restructuring resulted in a significant reduction in the Company's unrestricted cash and equivalents due to the distribution of Excess Cash to holders of the Series Notes. However, the Restructuring also resulted in a significant decrease in the Company's long-term debt outstanding. The Company believes that the Restructuring will improve its long term liquidity and enhance its ability to meet its financial obligations as they become due.

          At September 30, 1994 the Company's working capital amounted to $17,351,000, including unrestricted cash and equivalents of $38,798,000. A substantial amount of the unrestricted cash and equivalents is required for day-to-day operations, including approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as additional cash balances necessary to meet current working capital needs.

          In addition, the Company has the $20,000,000 Senior Facility available for the one-year period ending May 2, 1995 should the Company have unforeseen cash needs. The Company believes that the Senior Facility will serve as a safeguard if an emergency arises from current operations, or serve as a source of funds for a profitable investment opportunity. However, market interest rates and other economic conditions, among other factors, will determine if it is appropriate for the Company to draw on the Senior Facility.

          The Company will satisfy the $2,499,000 of interest due December 15, 1994 on the Junior Mortgage Notes by cash payment.

     Capital Expenditures

          During the first three quarters of 1994 the Company expended $3,885,000 for capital improvements in Atlantic City including the purchase of 115 slot machines, most of which were replacements for older models, and capital maintenance projects. Prior to the disposition of i t s Paradise Island assets, the Company expended approximately $2,000,000 on its Paradise Island facilities; a significant portion of these expenditures were required by the purchase agreement.

     RESULTS OF OPERATIONS

     General

          The following discussion addresses the Company's Atlantic City operations as well as certain operations which were disposed of through the
     SIHL Sale. Operations disposed of include the Paradise Island portion of the casino/hotel segment and the airline segment.

     Revenues

          Revenues by geographic and business segment were as follows (in thousands of dollars):


                                       Quarter Ended     Three Quarters Ended
                                       September 30,         September 30,
                                      1994      1993       1994       1993
     Casino/hotel:
       Atlantic City, New Jersey:
         Casino                     $69,582   $ 72,396   $188,509   $187,803
         Rooms                        2,424      2,216      5,509      5,370
         Food and beverage            4,267      4,873     11,324     12,340
         Other casino/hotel           1,406      1,315      3,430      3,301
                                     77,679     80,800    208,772    208,814

       Paradise Island, The Bahamas:
         Casino                                 12,667     28,115     48,685
         Rooms                                   5,705     13,419     22,622
         Food and beverage                       6,530     13,646     23,593
         Other casino/hotel                      4,170      7,708     14,412
                                         -0-    29,072     62,888    109,312

       Total casino/hotel            77,679    109,872    271,660    318,126

     Real estate related -
      Atlantic City, New Jersey       2,081      2,030      6,211      6,028
     Airline                                     6,017      5,674     16,618
     Other segments                                 12          7        109
     Intersegment eliminations                    (924)    (1,104)    (3,023)

     Revenues from operations       $79,760   $117,007   $282,448   $337,858


          Third Quarter and First Three Quarters 1994 Compared to 1993

          Casino/hotel - Atlantic City, New Jersey

          Casino revenues were down by $2,814,000 for the third quarter and increased by $706,000 for the first three quarters of 1994. The modest growth in the Atlantic City casino industry continues with the increase in slot win more than offsetting the decline in table game win. The addition of poker and simulcast betting in June 1993 and keno in June 1994 has added to the industry's revenues, though not significantly. The Company believes that increased competition from other newly opened or expanded jurisdictions which permit gaming has slowed the growth of gaming revenue in Atlantic City. Expansion of existing Atlantic City casinos has also
     adversely  affected  the  Company's  operations.    These  factors  have
     significantly increased the Company's cost of obtaining additional revenue.

          The Company's revenue from poker, simulcasting and keno combined decreased by $905,000 for the third quarter and increased by $3,475,000 for the first three quarters. The Company's win from slot and table games decreased by $1,909,000 for the third quarter and by $2,769,000 for the first three quarters of 1994. The Company's growth in slot win has more than kept pace with the industry's, as slot players have been the prime focus of the Company's marketing efforts. However, the Company's decline in table game win has been much greater than that experienced by the industry as a whole because the Company's marketing programs have not targeted table players and the Company's hold percentage (ratio of casino win to total amount of chips purchased) has been below the industry's average. The Company recently increased its program of charter flights and is reevaluating its marketing efforts with a view to recapturing some of its lost market share of table win.

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

     Contribution to Consolidated Earnings (Loss)
     Before Income Taxes and Extraordinary Item

          Results by geographic and business segment were as follows (in thousands of dollars):


                                       Quarter Ended     Three Quarters Ended
                                       September 30,         September 30,
                                       1994     1993        1994      1993

     Casino/hotel:
       Atlantic City, New Jersey     $11,445  $ 10,795   $  16,742  $ 15,804
       Paradise Island,
        The Bahamas*                            (3,844)     10,206    (2,974)
                                      11,445     6,951      26,948    12,830
     Real estate related -
      Atlantic City, New Jersey        1,911     1,702     (15,283)    4,900
     Airline*                                      (14)         (7)      (14)
     Other segments                                (63)        (24)      (94)
     Unallocated general
      corporate expense                1,700     1,207       4,878     3,058
     Loss on SIHL Sale                                     (73,108)
     Earnings (loss) from
      operations                      15,056     9,783     (56,596)   20,680
     Other income (deductions):
       Interest income                   861       976       2,087     2,485
       Interest expense               (6,600)  (13,364)    (29,685)  (38,336)
       Amortization of debt
        discount                        (832)  (13,369)    (14,163)  (37,320)
       Recapitalization costs          1,300    (3,130)     (8,488)   (4,879)
       Proceeds from Litigation
        Trust                                                2,542
     Earnings (loss) before income
      taxes and extraordinary item   $ 9,785  $(19,104)  $(104,303) $(57,370)

     * The Paradise Island casino/hotel segment subsidized the operations of Paradise Island Airlines, Inc., a subsidiary of RII whose operations were effectively disposed of in the SIHL Sale, in the third quarter of 1993 and in the first three quarters of 1994 and 1993 in the amounts of $145,000, $993,000 and $813,000, respectively.


          Third Quarter and First Three Quarters of 1994 Compared to 1993

          Casino/hotel - Atlantic City, New Jersey

          For the third quarter of 1994 casino, hotel and related operating results increased by $650,000 as the decreased revenues described above were more than offset by a net decrease in operating costs. The most significant variances in operating expenses were decreases in payroll and related costs ($1,400,000), casino promotional costs ($800,000), other casino operating costs ($500,000) and food and beverage costs
     ($400,000). Payroll and related costs were down primarily due to decreased staffing levels. Other casino operating costs were higher in the third quarter of 1993 due to certain start up costs associated with the opening of the simulcast and poker room in late June 1993 and the larger volume of activity during its first full quarter of operation. The decrease in food and beverage costs resulted primarily from reduced patronage at the Company's "all-you-can-eat" Beverly Hills Buffet due to price increases, although there has been a general decline in the number of patrons served at all of the Company's food and beverage outlets. Prices at the Beverly Hills Buffet were increased as management determined that this promotion was no longer cost effective at the prior price levels.

          Casino,  hotel  and  related  operating results for the first three quarters of 1994 increased by $938,000 due to a net decrease in operating expenses. The most significant decreases in operating expenses in 1994 were in food and beverage costs ($1,300,000) and payroll  and  related  costs  ($1,000,000)  due to the reasons described above. Advertising costs were also down ($600,000) as the second q u arter of 1993 included advertising costs associated with the introduction of the "cash-back" program (a promotion which rewards slot players by giving cash back to patrons based on their level of play) and the 15th anniversary celebration for Resorts Casino Hotel. Favorable variances in these and other costs were partially offset by increases in other expenses. The most significant increase was in casino promotional costs ($1,500,000) due primarily to the "cash-back" program noted above, which commenced in late April 1993. Since the introduction of the " c ash-back" program the Company has reduced certain other cash giveaways. Other significant cost increases were in entertainment ($600,000) and the accrual for management incentive bonuses ($700,000). Entertainment costs were up as more revue and headliner shows were presented in 1994 and the revue shows included more featured performers.


          Casino/hotel - Paradise Island, The Bahamas

          The Company's Paradise Island casino/hotel facilities were disposed of in the SIHL Sale effective May 3, 1994. The Paradise Island operating results for 1994 reflect the Company's operation of the Paradise Island properties through April 30, 1994.

          Real Estate Related - Atlantic City, New Jersey

          Atlantic City real estate related results for the first three quarters of 1994 includes a charge of $20,525,000 for the write-down of certain non-operating properties to net realizable value. See Note F of Notes to Consolidated Financial Statements.

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

          Unallocated Corporate Expense

          For both the third quarter and the first three quarters of 1994 the decrease in corporate expenses resulted primarily from decreases in payroll and related costs associated with certain executives whose service to the Company terminated in 1993.

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

          Loss on SIHL Sale

          See Note B of Notes to Consolidated Financial Statements for a description of the SIHL Sale.

          Other Income (Deductions)

          The decreases in interest expense and amortization of debt discount for the third quarter and the first three quarters of 1994 are attributable to the Restructuring, which resulted in a significant decrease in the principal amount of debt outstanding as well as a reduction in interest rates.

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

          Recapitalization costs include legal and other advisory fees incurred in connection with the Restructuring. See Note B of Notes to Consolidated Financial Statements for discussion of third quarter 1994 adjustment.

          Proceeds from Litigation Trust represent the distribution that the Company received as a holder of units of beneficial interest in the Litigation Trust established under a previous plan of reorganization.


     PART II. - OTHER INFORMATION

     Item 1.  Legal Proceedings

     United States District Court, Southern District of New York - Friedman Derivative Action

          RII has been named as the nominal defendant in an action (Arthur M. Friedman suing derivatively on behalf of RII v. Merv Griffin et al. and RII, Nominal Defendant) brought derivatively on its behalf by a shareholder, Arthur Friedman. The complaint was filed in the Supreme Court of the State of New York, New York County on January 27, 1994 and was amended in February 1994. The defendants in the action, as amended, are Merv Griffin, Griffin Group, Thomas E. Gallagher, David P. Hanlon, who was President, Chief Executive Officer and a director of RII through October 31, 1993, and four former directors of RII who served in that capacity until the Effective Date. The complaint seeks to recover for the Company an unspecified sum of money as compensatory damages for allegedly wrongful acts by the defendants. The allegations include that the defendants improperly (i) permitted defendant Griffin not to repay money he allegedly owed to the Company and (ii) paid defendant Hanlon excessive compensation.

          On April 26, 1994, RII removed this action to the United States District Court for the Southern District of New York (the "District Court"). On May 26, 1994, RII filed a motion to transfer the action to the Bankruptcy Court. A response to the motion to transfer has not been filed and no deadline has been set. Plaintiff's counsel has withdrawn. On October 31, 1994, the District Court gave the plaintiff an extension to November 14, 1994 to retain new counsel.

     Item 5.  Other Information

          The Company has determined the issue price of the Mortgage Notes and the Junior Mortgage Notes to be used in calculating the related original issue discount for Federal income tax purposes to be 85% and 83%, respectively.

     Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits

          The following Part I exhibit is filed herewith:

          Exhibit
          Number            Exhibit

           (27)     Financial data schedule

     b.   Reports on Form 8-K

          No Current Report on Form 8-K was filed by RII covering an event during the third quarter of 1994. No amendments to previously filed Forms 8-K were filed during the third quarter of 1994.

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








                                              RESORTS INTERNATIONAL, INC.
                                                     (Registrant)





                                              /s/ Matthew B. Kearney
                                              Matthew B. Kearney
                                              Executive Vice President -
                                              Finance
                                              (Authorized Officer of
                                              Registrant and Chief
                                              Financial Officer)


     Date:  November 9, 1994

                            RESORTS INTERNATIONAL, INC.

                        Form 10-Q for the quarterly period
                             ended September 30, 1994


                                   EXHIBIT INDEX


          Exhibit                                         Page
          Number                 Exhibit                 Number

           (27)          Financial data schedule           26