Form 10-K
period 1994-12-31
RESORTS INTERNATIONAL INC
filed 1995-03-23
CIK 83394

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     Form 10-K

     [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1994

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

                                                      Name of Each Exchange
           Title of Each Class                         on Which Registered
     First Mortgage Non-Recourse
      Pass-Through Notes                             American Stock Exchange
     Common Stock                                    American Stock Exchange
     Class B Redeemable Common Stock (traded as
      part of Units with Junior Mortgage
      Notes issued by a subsidiary of registrant)    American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:  None


                                   - continued -





                 Exhibit Index is presented on pages 82 through 92


                             Total Number of Pages 96

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes      X         No

     Indicate  by  check  mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing price on the American Stock Exchange, on February 28, 1995 the aggregate market value of the registrant's Common Stock held by nonaffiliates was $58,670,000.


         APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                           Yes      X         No

     As of February 28, 1994 there were 39,694,172 shares of the registrant's Common Stock outstanding and 35,000 shares of the registrant's Class B Redeemable Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement to be filed for the registrant's 1995 annual meeting of shareholders are incorporated by reference in Part III hereof.

                                      PART I


     ITEM 1. BUSINESS

          (a)  General Development of Business

          Resorts International, Inc. ("RII") is a holding company which, through its subsidiary, Resorts International Hotel, Inc. ("RIH"), is principally engaged in the ownership and operation of Merv Griffin's Resorts Casino Hotel ("Resorts Casino Hotel") in Atlantic City, New Jersey. Prior to RII's reorganization (the "Restructuring"), which became effective on May 3, 1994 (the "Effective Date"), subsidiaries of RII owned and operated the Paradise Island Resort & Casino, the Ocean Club Golf & Tennis Resort and the Paradise Paradise Beach Resort, all located on Paradise Island, The Bahamas. RII was incorporated in Delaware in 1958. The term "Company" as used herein includes RII and/or one or more of its subsidiaries as the context may require.

          In Atlantic City, the Company owns and operates the Resorts Casino Hotel, which has approximately 670 guest rooms, a 60,000 square foot casino, an 8,000 square foot racetrack simulcast betting and poker area and related facilities, located on the Boardwalk. See "(c) Narrative Description of Business" below, and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

          Approximately 10 acres of Boardwalk property owned by the Company is leased to Atlantic City Showboat, Inc. ("ACS") under a 99-year net lease expiring in 2082 (the "Showboat Lease"). All lease payments due under the Showboat Lease directly service the Company's interest obligations under the Showboat Notes described under "(c) Narrative Description of Business - Showboat Lease" below. The leased acreage is the site of the Showboat Casino Hotel (the "Showboat") which is operated by ACS. The Company also owns other real estate in the Atlantic City area, most of which is vacant land.

          Casino operations in Atlantic City are conducted under a casino license which is subject to periodic review and renewal by action of the New Jersey Casino Control Commission (the "Casino Control Commission"). The Company's current license was renewed in February 1994 through January 31, 1996 and is subject to certain financial reporting and other conditions. See "Regulation and Gaming Taxes and Fees" under "(c) Narrative Description of Business" below.

          See "Restructuring of Series Notes" below for a description of the Restructuring, which included the disposition of the Company's Paradise Island operations and properties.

     Restructuring of Series Notes

          Background

          The outstanding principal amount of RII's Senior Secured Redeemable Notes (the "Series Notes"), which were scheduled to mature on April 15, 1994, was $481,907,000. According to the terms of the Series Notes, the interest due on the maturity date would have been approximately $36,000,000 and RII's total obligation at maturity would have amounted to approximately

     $518,000,000. As previously reported in RII's Form 10-K report for 1993, over the past several years various factors adversely affected the Company's ability to satisfy its obligations under the Series Notes. In late 1991 the Company began working with its financial advisers on developing and analyzing financial alternatives, as well as developing a long-term financial plan. In this connection, management of the Company, with the assistance of its legal and financial advisers, commenced discussions with representatives of major holders of Series Notes, Fidelity Management & Research Company ("Fidelity") and The TCW Group, Inc. ("TCW"), in an effort to reach an agreement as to the terms of a possible restructuring of the Series Notes. Further negotiations were conducted among the Company, Fidelity, TCW and an unrelated party, S u n International Investments Limited ("SIIL"), regarding SIIL's acquisition of a 60% interest in the Company's Paradise Island assets (the "SIHL Sale") through a subsidiary of SIIL, Sun International Hotels Limited ("SIHL"), formed for that purpose.

          Restructuring

          On October 25, 1993 RII and three of its subsidiaries, RIH, Resorts International Hotel Financing, Inc. ("RIHF") and P.I. Resorts Limited ("PIRL"), filed a Form S-4 Registration Statement (No. 33-50733) with the Securities and Exchange Commission. That Registration Statement described in detail the Restructuring which RII and GGRI, Inc. ("GGRI"), RII's subsidiary which guaranteed the Series Notes, proposed to accomplish through a joint plan of reorganization (the "Plan") which was proposed and for which acceptances were solicited before commencing cases under chapter 11 of title 11 of the United States Code (the
     " B a nkruptcy  Code").    This  process  is  known  as  a  "prepackaged
     bankruptcy". On February 1, 1994, after certain amendments, the Registration Statement was declared effective. On February 5, 1994 the solicitation of acceptances of the Plan commenced with the mailing of the Information Statement/Prospectus for Solicitation of Votes on Prepackaged Plan of Reorganization, ballots and other materials to holders of Series Notes, RII's common stock (the "RII Common Stock") and stock options (the "1990 Stock Options") issued pursuant to the RII Senior Management Stock Option Plan (the "1990 SOP"). Holders of Series Notes, RII Common Stock and 1990 Stock Options as of January 10, 1994, the voting record date, were entitled to vote on the Plan. The solicitation period ended on March 15, 1994. The Company received the requisite acceptances for confirmation of the Plan and filed the Plan with the United States Bankruptcy Court for the District of Delaware
     (the "Bankruptcy Court") on March 21, 1994. The Plan was confirmed by the Bankruptcy Court on April 22, 1994 and on May 3, 1994, the Effective Date, all conditions to the effectiveness of the Plan were either met or waived and the Plan became effective.

          Pursuant to the Plan, among other things, the Company exchanged the Series Notes for (i) $125,000,000 principal amount of 11% Mortgage Notes due 2003 (the "Mortgage Notes") issued by RIHF and guaranteed by RIH;
     (ii) $35,000,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes") issued by RIHF and guaranteed by RIH;
     (iii) 40% of the RII Common Stock on a fully diluted basis (excluding 1990 Stock Options and options to be issued under a new stock option plan (the "1994 SOP")); (iv) the proceeds from the SIHL Sale, which included $65,000,000 in cash plus 40% of the capital stock of SIHL; (v) the Company's Excess Cash, as defined in the Plan, which approximated $34,500,000 and (vi)
     rights to receive further cash distributions in certain circumstances which, to date, have amounted to approximately $2,200,000.

          In accordance with the exchange described above, for each $1,000 principal amount of Series Notes tendered, the tendering holder would receive (i) $258.07 principal amount of Mortgage Notes, (ii) $72.26 principal amount of Junior Mortgage Notes, (iii) 35 shares of RII Common Stock, (iv) 4 shares of the capital stock of SIHL and (v) $213.60 in cash. Notwithstanding the foregoing, no fractional shares of RII Common Stock or SIHL capital stock were issued and Mortgage Notes and Junior Mortgage Notes were not issued in denominations of less than $1,000. In lieu of such fractional distributions, the disbursing agent for the exchange aggregated and sold all fractional amounts which would have been distributed and distributed the net proceeds of such sales to the tendering holders.

          Each $1,000 principal amount of Junior Mortgage Notes was issued along with one share of Class B Redeemable Common Stock of RII (the "Class B Stock") as a unit ("Unit"). Shares of Class B Stock may not be transferred separately from the related Junior Mortgage Note. Holders of Class B Stock are entitled to elect one-third of the Board of Directors of RII and under certain circumstances they would be entitled to elect a majority of RII's Board of Directors. Holders of Class B Stock do not participate in any dividends which may be declared by RII's Board of Directors. Approximately 35,000 Units were issued pursuant to the Plan.

          The Restructuring also provided for certain funds or accounts managed by Fidelity to enter into a senior credit facility with RIHF, RII and RIH (the "Senior Facility") which would allow RIHF to borrow up to $20,000,000 through the issuance of notes. The Senior Facility was to be available for a single borrowing during the one-year period ending May 2, 1995. Notes issued pursuant to the Senior Facility were to bear interest at 11% per year and mature in 2002. RIHF and Fidelity recently amended the Senior Facility, which amendment (i) extended the borrowing period through May 2, 1996, (ii) increased the interest rate to 11.75% and (iii) reduced the maximum amount of the potential borrowing to $19,738,000. Market interest rates and other economic conditions, among other factors, will determine if it is appropriate for the Company to draw on the Senior Facility.

          The following transactions, among others, were also effected in connection with the Restructuring: (i) the initial post-Restructuring directors of RII were named to the RII Board of Directors; (ii) RII issued a warrant, which is exercisable through May 3, 1998, to purchase 4,666,850 shares of RII Common Stock at $1.20 per share (the "Griffin Warrant"), to an affiliate of The Griffin Group, Inc. (the "Griffin Group"), a company controlled by Merv Griffin, the Chairman of the Board of RII and (iii) the 1990 SOP was terminated, though holders of 1990 Stock Options retained their options, and the 1994 SOP, which allows for the granting of options to purchase up to 5% of the outstanding RII Common Stock, was implemented.

          For further description of the securities issued pursuant to the Plan, the SIHL Sale and the Senior Facility, see Note 2 of Notes to Consolidated Financial Statements.

          Paradise Island Assets Sold to SIHL

          The Paradise Island assets sold to SIHL in the SIHL Sale included all the properties owned by the Company and its operations relating to its former business in The Bahamas; principally, the Paradise Island Resort & Casino, the Ocean Club Golf & Tennis Resort, and the Paradise Paradise Beach Resort. The Paradise Island Resort & Casino included two hotel towers totalling 1,186 guest rooms, the 30,000 square foot Paradise Island casino and related facilities. The Ocean Club Golf & Tennis Resort was an exclusive 71-room hotel with premium room rates. The Paradise Paradise Beach Resort was a 100-room hotel complex that offered more moderately priced accommodations. The assets sold to SIHL included convention facilities, shops, restaurants, bars and lounges, an 18-hole golf course, tennis courts and swimming pools, approximately six miles of beach and water frontage and other resort facilities on Paradise Island. A total of 562 acres on Paradise Island, 218 of which were not used in the Company's former operations and were available for future development, were included in the SIHL Sale. Also, certain assets located in Florida and used in connection with the Company's former Paradise Island operations were included in the SIHL Sale.

          The Company's airline operation was effectively disposed of in the SIHL Sale by means of an option/put agreement with a nominal option price. The only aircraft owned by the Company was transferred to an affiliate of SIHL as part of the SIHL Sale. Pursuant to an agreement, the Company is to operate the airline on behalf of SIHL for a small management fee for a period not to extend beyond July 1995. All profits earned or losses incurred in such operation are to accrue to or be borne by SIHL or its affiliates.

          (b)  Financial Information about Industry Segments

          The information called for by this item is incorporated by r e f e rence to the tables entitled "Revenues," "Contribution to Consolidated Loss Before Income Taxes and Extraordinary Items" and "Identifiable Assets, Depreciation and Capital Additions" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

          (c)  Narrative Description of Business

     Gaming Facilities

          The Resorts Casino Hotel in Atlantic City, New Jersey, has a 60,000 square foot casino and a racetrack simulcast betting and poker area of approximately 8,000 square feet. At December 31, 1994, these gaming areas contained 45 blackjack tables, 18 poker tables, 11 dice tables, 9 roulette tables, 4 Caribbean stud poker tables, 3 baccarat tables, 2 mini-baccarat tables, 2 pai gow poker tables, 1 big six wheel, 1 sic bo table, 1,944 slot machines, 5 betting windows and 4 customer-operated terminals for race book, and a keno parlor. As discussed below, Resorts Casino Hotel has recently received approval from the Casino Control Commission to expand its casino by an additional 10,000 square feet and expects to complete such expansion by mid-1995.

          During 1994, the Company had total gaming revenues from its Atlantic City casino of $250,482,000. This compares to total gaming revenues of $244,116,000 for 1993 and $233,780,000 for 1992. The
     Company has offered simulcast betting and poker since June 1993, keno since June 1994 and Caribbean stud poker since November 1994.

          Casino gaming in Atlantic City is highly competitive and is strictly regulated under the New Jersey Casino Control Act and regulations promulgated thereunder (the "Casino Control Act"), which affect virtually all aspects of the Company's Atlantic City casino operations. See "Competition" and "Regulation and Gaming Taxes and Fees" below.

     Resort and Hotel Facilities

          The Resorts Casino Hotel commenced operations in May 1978 and was the first casino/hotel opened in Atlantic City. This was accomplished by the conversion of the former Haddon Hall Hotel, a classic hotel structure originally built in the early 1900's, into a casino/hotel. It is situated on approximately seven acres of land with approximately 310 feet of Boardwalk frontage overlooking the Atlantic Ocean. The Resorts Casino Hotel consists of two hotel towers, the 15-story East Tower and the nine-story North Tower. In addition to the casino facilities described above, the casino/hotel complex includes approximately 670 guest rooms and suites, the 1,400-seat Superstar Theater, eight restaurants, two cocktail and entertainment lounges, a VIP slot and table player lounge, an indoor swimming pool and health club, and retail stores. The complex also has approximately 50,000 square feet of convention facilities, including eight large meeting rooms and a 16,000 square foot ballroom.

          The Company owns a garage that is connected to the Resorts Casino Hotel by a covered walkway. This garage is used for patrons' self parking and accommodates approximately 700 vehicles. The Company also offers valet parking at nearby, uncovered leased lots that provide space for approximately 600 cars and has an additional leased lot which provides uncovered self-parking for approximately 170 cars.

          Consistent with industry practice, the Company reserves a portion of its hotel rooms and suites as complimentary accommodations for high-level casino wagerers. For 1994, 1993 and 1992 the average occupancy rates, including complimentary rooms, which were primarily provided to casino patrons, were 91%, 92% and 93%, respectively. The average occupancy rate and weighted average daily room rental, excluding complimentary rooms, were 47% and $64, respectively, for 1994. This compares with 47% and $62, respectively, for 1993, and 57% and $61, respectively, for 1992.

     Capital Improvements

          The Company has pursued a major capital improvements program since 1989 in order to compete more effectively in the Atlantic City market. During these six years capital additions at Resorts Casino Hotel exceeded $109,000,000. In 1994 the Company purchased 221 slot machines, most of which replaced older models, and completed various capital
     m a i n tenance projects. In 1993 the Company converted certain back-of-the-house space into a simulcast facility, which houses five betting windows and four customer-operated terminals and approximately 80 seats for simulcast betting operations, as well as 18 poker tables, various other table games and a bar with food service. Also, certain casino renovations were completed, 280 slot machines were purchased, most of which replaced older models, and the VIP slot and table player lounge, "Club Griffin," opened. In addition, guest room refurbishments continued and a new centralized mobile communications system was installed. During the years 1989 through 1992 improvements included refurbishment of rooms in both the East Tower and the North Tower, casino renovations, purchase of new slot machines and gaming equipment, conversion of the parking garage from valet to self-parking, restaurant remodeling and upgrading, renovation of public areas, installation of new computer equipment and management information systems, as well as improvements to the infrastructure such as elevators, air conditioning, and exterior renovations and painting. As the major capital improvements program was completed in 1993, management expects capital expenditures in 1995, as in 1994, to be largely related to maintenance of existing facilities. Such capital costs of a recurring nature are planned to approximate $10,000,000 in 1995. It is currently estimated that an additional $1,500,000 will be required to enlarge the Company's gaming area by an additional 10,000 square feet, which expansion was recently approved by the Casino Control Commission. The Company also estimates that slot machines for this additional gaming space will cost approximately $2,500,000; the Company will explore leasing, rather than purchasing, these slot machines.

     Marketing

          The Company continues to take advantage of the celebrity status of Merv Griffin, who is actively engaged in the marketing of the Resorts Casino Hotel. Mr. Griffin, who is Chairman of the Board of RII, is featured in television commercials and in print advertisements. Mr. Griffin also appeared live at the Resorts Casino Hotel in "Merv Griffin's New Year's Eve Special 1994" which was broadcast nationwide. Merv Griffin's New Year's Eve Special has been produced at the Resorts Casino Hotel since 1991. Mr. Griffin is to continue to participate in the operations and marketing of the Resorts Casino Hotel through the term of a License and Services Agreement described in Note 10 of Notes to Consolidated Financial Statements.

          The Company's marketing strategy is designed to enhance the appeal of the Resorts Casino Hotel to the mid and premium-level slot and table game players, although slot players have been, in recent years, the primary focus of the Company's marketing efforts. In 1993 the Company introduced the "cash-back" program which rewards slot players with cash refunds or complimentaries based on their volume of play and expanded and upgraded "Hollywood Hills," its high-limit slot area. In the fall of 1994, the Company increased its program of charter flights in an effort to recapture some of its lost market share in table win. Also, in the fall of 1994, the Company introduced the "Griffin Games," created by Merv Griffin, whereby slot patrons are chosen at random to partici-pate in daily tournaments with the daily winners eventually participa-ting in a $100,000 "winners tournament." In January 1995 the "Griffin Games" were extended to those patrons playing table games and, to further attract premium players, the Company has budgeted in its 1995 capital expenditure program approximately $800,000 to renovate its suites. The Company also has a VIP slot and table player lounge, "Club Griffin," which serves complimentary food and beverages. Notwithstanding the preceding, the Company continues to rely heavily on its bus program to produce low to middle level slot players.

     New Convention Center

          In January 1992, the State of New Jersey enacted legislation that authorized a financing plan for the construction of a new convention center to be located on a 30-acre site next to the Atlantic City train station at the base of the Atlantic City Expressway. The Company understands that the new convention center will have 500,000 square feet of exhibit space and an additional 104,000 square feet of meeting rooms. Construction of the new convention center began in early 1993 and it is scheduled to be completed in early 1997.

          The convention center is part of a broader plan that includes an additional expansion of the Atlantic City International Airport, the transformation of the main entryway into Atlantic City into a new corridor, revitalizing the Boardwalk's commercial district by means of a themed retail area, and the construction of new hotel rooms. Officials have commented upon the need for improved commercial air service into Atlantic City as a factor in the success of the proposed convention center. See further discussion under "Transportation Facilities" below. The corridor project presently includes plans for a new convention hotel. In addition, to further spur construction of new hotel rooms and renovation of substandard hotel rooms into deluxe accommodations to support the new convention center, up to a total of $100,000,000 has been set aside by the Casino Reinvestment Development Authority (the "CRDA"), a public authority created under the Casino Control Act, to aid in financing such projects. To date, the CRDA has approved the expansion projects submitted by five casino/hotels which are to receive CRDA financing approximating $84,000,000 and result in the construction of approximately 2,100 hotel rooms.

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

     Transportation Facilities

          The lack of an adequate transportation infrastructure in the Atlantic City area continues to negatively affect the industry's ability to attract patrons from outside a core geographic area. In 1989, Amtrak express rail service to Atlantic City commenced from Philadelphia, New York, Washington and other major cities in the northeast. This service was expected to improve access to Atlantic City and expand the geographic size of the Atlantic City casino industry's marketing base. Recently, Amtrak announced that express rail service to Atlantic City will be discontinued in April 1995.

          Also, in 1989 the terminal at the Atlantic City International Airport (located approximately 12 miles from Atlantic City) was expanded to handle additional air carriers and large passenger jets, but scheduled service to that airport from major cities by national air carriers remains extremely limited. In order to attract increased air service, expansion of the existing terminal is currently in progress. This construction, which will double the size of the terminal, is expected to be completed in the fall of 1995. This project includes a new second level for the terminal, additional departure gates, an improved baggage system and sheltered walkways connecting the terminal and planes. Furthermore, in early 1995 the South Jersey Transportation A u thority submitted a comprehensive master plan for the future development of the airport which plan is currently being reviewed in public hearings. The plan predicts a threefold increase in passenger volume in the next 20 years and recommends $155,000,000 of improvements.

          Since the inception of gaming in Atlantic City there has been no significant change in the industry's marketing base or in the principal means of transportation to Atlantic City, which continues to be automobile and bus. The resulting geographic limitations and traffic congestion have restricted Atlantic City's growth as a major destination resort.

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

     Competition

          Competition in the Atlantic City casino/hotel industry is intense. Casino/hotels compete primarily on the basis of promotional allowances, entertainment, advertising, services provided to patrons, caliber of personnel, attractiveness of the hotel and casino areas and related amenities, and parking facilities. The Resorts Casino Hotel competes directly with 11 casino/hotels in Atlantic City which, in the aggregate, contain approximately 860,000 square feet of gaming area, including simulcast betting and poker rooms, and 8,500 hotel rooms. These amounts reflect increases of approximately 74,000 square feet of gaming area and 300 hotel rooms in 1994. Significant additional expansion is expected in 1995 due to the previously discussed projects to be financed by the CRDA as well as the recently passed amendments to the Casino Control Act which amendments will permit three existing casino/hotels, in addition to the Company, to increase their gaming area without adding additional hotel rooms. As previously noted, the Company has received approval from the Casino Control Commission to expand its casino by 10,000 square feet and the Company anticipates completion of its expansion in mid-1995.

          The Resorts Casino Hotel is located at the eastern end of the Boardwalk adjacent to the Taj Mahal, which is next to the Showboat. These three properties have a total of more than 2,700 hotel rooms and approximately 295,000 square feet of gaming space in close proximity to each other. A 28-foot wide enclosed pedestrian bridge between the Resorts Casino Hotel and the Taj Mahal allows patrons of both hotels and guests for events being held at the Resorts Casino Hotel and at the Taj Mahal to move between the facilities without exposure to the weather. A similar enclosed pedestrian bridge connects the Showboat to the Taj M a h a l, allowing patrons to walk under cover among all three casino/hotels. The remaining nine Atlantic City casino/hotels are located approximately one-half mile to one and one-half miles to the west on the Boardwalk or in the Marina area of Atlantic City.

          A l l Atlantic City casino/hotels compete for customers with casino/hotels located in Nevada, and in certain foreign resort areas, including The Bahamas, particularly with respect to destination-oriented business, including conventions. The Las Vegas casino/hotel industry benefits from a favorable climate and nearby airport facilities that serve most major domestic carriers.

          Atlantic City casino/hotels also compete with casinos located in other U.S. jurisdictions, particularly those close to New Jersey. Colorado, Illinois, Iowa, Louisiana, Mississippi, Missouri and South Dakota have legalized, and several other states, including Pennsylvania, are currently considering legalizing limited land-based and riverboat casino gaming. Additionally, certain gaming operations are conducted or have been proposed on Federal Indian reservations in a number of states. The gaming operation which competes directly with the Atlantic City casino/hotels is on an Indian reservation in Connecticut which currently operates more than 3,800 slot machines and whose slot revenue in 1994 exceeded $470,000,000, which is almost twice the slot revenue of the largest casino/hotel in Atlantic City. In July 1993 the Oneida Indians opened a casino near Syracuse, New York. Other Indian reservation projects have been announced in the states of New York, Connecticut and Rhode Island. This rapid expansion of casino gaming, particularly that which has been or may be introduced into jurisdictions in close p r oximity to Atlantic City, may adversely affect the Company's operations as well as the Atlantic City gaming industry.

     Gaming Credit Policy

          Credit is extended to selected gaming customers primarily in order to compete with other casino/hotels in Atlantic City which also extend credit to customers. Credit play represented 21% of table game volume at the Resorts Casino Hotel in 1994, 24% in 1993 and 23% in 1992. RIH's gaming receivables, net of allowance for uncollectible amounts, were $4,216,000, $3,618,000 and $4,503,000 as of December 31, 1994, 1993 and
     1992, respectively. The collectibility of gaming receivables has an effect on results of operations, and management believes that overall collections have been satisfactory. Atlantic City gaming debts are enforceable under the laws of New Jersey and certain other states, although it is not clear whether other states will honor this policy or enforce judgments rendered by the courts of New Jersey with respect to such debts.

     Security Controls

          Gaming at the Resorts Casino Hotel is conducted by Company trained and supervised personnel. Prior to employment, all casino personnel must be licensed under the Casino Control Act. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal ties or associations. The Company employs extensive security and internal controls at its casino. Security in the Resorts Casino Hotel utilizes closed circuit video cameras to monitor the casino floor and money counting areas. The count of monies from gaming is observed daily by government representatives.

     Seasonal Factors

          The Company's business activities are strongly affected by seasonal factors that influence the New Jersey beach tourist trade. Higher revenues and earnings are typically realized from the Company's Atlantic City operations during the middle third of the year.

     Employees

          Since the disposition of the Company's Paradise Island operations in May 1994, the Company has had a maximum of approximately 3,900 employees, almost all of whom were located in Atlantic City. The Company believes that its employee relations are satisfactory.

          Approximately 1,500 of the Company's employees are represented by unions. Of these employees, approximately 1,200 are represented by the Hotel Employees and Restaurant Employees International Union Local 54, whose contract expires in September 1999. There are several union contracts covering other union employees.

          All of the Company's casino employees and casino hotel employees must be licensed under the Casino Control Act. Casino hotel employees are those employees whose work requires access to the casino, the casino simulcasting facility or restricted casino areas. Each casino and casino hotel employee must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training and experience, and New Jersey residency. Hotel employees are no longer required to be registered with the Casino Control Commission.

     Regulation and Gaming Taxes and Fees

          General

          The Company's operations in Atlantic City are subject to regulation under the Casino Control Act, which authorizes the establishment of casinos in Atlantic City, provides for licensing, regulation and taxation of casinos and created the Casino Control Commission and the
     Division of Gaming Enforcement. These bodies administer the Casino Control Act. In general, the provisions of the Casino Control Act concern: the ability, character and financial stability and integrity of casino operators, their officers, directors and employees and others financially interested in a casino; the nature and suitability of hotel and casino facilities, operating methods and conditions; and financial and accounting practices. Gaming operations are subject to a number of restrictions relating to the rules of games, number of games, credit play, size and facilities of hotel and casino operations, hours of operation, persons who may be employed, companies which may do business with casinos, the maintenance of accounting and cash control procedures, security and other aspects of the business.

          There were significant regulatory changes from 1993 through early 1995. The Casino Control Commission approved poker and keno, which were implemented by casinos in the summers of 1993 and 1994, respectively. Also, the Casino Control Act was amended to allow casinos to expand their casino floors before building the requisite number of hotel rooms, subject to approval of the Casino Control Commission. This amendment was designed to encourage hotel room construction by giving casino licensees an incentive and an added ability to generate money to finance hotel construction. Further legislation was passed allowing the Casino Control Commission to approve increasing a casino's gaming space if a licensee has had qualified rooms in an annexed approved casino/hotel or rebuilds existing hotel rooms as part of a neighborhood rehabilitation program. Previous law only allowed for casino expansion if a casino built new hotel rooms. In addition, the minimum casino square footage has been increased from 50,000 square feet to 60,000 square feet for the first 500 qualifying rooms and allows for an additional 10,000 square feet for each additional 100 qualifying rooms over 500. Future costs of regulation have been reduced as new legislation (i) no longer requires hotel employees to be registered and (ii) extends the term for casino and casino key employee license renewals from two years to four years. The new legislation also allows greater efficiency by either reducing or eliminating the time permitted the Casino Control Commission to approve
     (i) internal controls, (ii) patron complimentary programs and (iii) the movement of gaming equipment.

          Casino License

          A casino license is initially issued for a term of one year and must be renewed annually by action of the Casino Control Commission for the first two renewal periods succeeding the initial issuance of a casino license. Until recently, the Casino Control Commission was given the authority to renew a casino license for a period of two years. This period has been extended to four years, although the Casino Control Commission may reopen licensing hearings at any time. A license is not transferable and may be conditioned, revoked or suspended at any time upon proper action by the Casino Control Commission. The Casino Control Act also requires an operations certificate which, in effect, has a term coextensive with that of a casino license.

          On February 26, 1979, the Casino Control Commission granted a casino license to RIH for the operation of the Company's Atlantic City casino. In February 1994, RIH's license was renewed until January 31, 1996. RIH's renewed license is subject to several conditions, including
     (i) the Company must provide certain periodic reports and immediate notification of certain events related to RII's public debt securities to the Casino Control Commission, (ii) the Company must submit certain periodic financial reports to the Casino Control Commission, (iii) certain payments from RIH to related parties are subject to prior approval of the Casino Control Commission and (iv) any borrowing under the Senior Facility is subject to prior approval of the Casino Control Commission.

          Restrictions on Ownership of Equity and Debt Securities

          The Casino Control Act imposes certain restrictions upon the ownership of securities issued by a corporation which holds a casino license or is a holding, intermediary or subsidiary company of a corporate licensee (collectively, "holding company"). Among other r e s t rictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporation which holds a casino license is conditional and shall be ineffective if disapproved by the Casino Control Commission. If the Casino Control Commission finds that an individual owner or holder of any securities of a corporate licensee or its holding company must be qualified and is not qualified under the Casino Control Act, the Casino Control Commission has the right to propose any necessary remedial action. In the case of corporate holding companies and affiliates whose securities are publicly traded, the Casino Control Commission may require divestiture of the security held by any disqualified holder who is required to be qualified under the Casino Control Act.

          In the event that entities or persons required to be qualified refuse or fail to qualify and fail to divest themselves of such security interest, the Casino Control Commission has the right to take any necessary action, including the revocation or suspension of the casino license. If any security holder of the licensee or its holding company or affiliate who is required to be qualified is found disqualified, it will be unlawful for the security holder to (i) receive any dividends or interest upon any such securities, (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities or (iii) receive any remuneration in any form from the corporate licensee for services rendered or otherwise. The Amended and Restated Certificate of Incorporation of RII provides that all securities of RII are held subject to the condition that if the holder thereof is found to be disqualified by the Casino Control Commission pursuant to provisions of the Casino Control Act, then that holder must dispose of his or her interest in the securities. The Mortgage Notes and Junior Mortgage Notes are also subject to the qualification, divestiture and redemption provisions under the Casino Control Act described herein.

          Remedies

          In the event that it is determined that a licensee has violated the Casino Control Act, or if a security holder of the licensee required to be qualified is found disqualified but does not dispose of his s e c u rities in the licensee or holding company, under certain circumstances the licensee could be subject to fines or have its license suspended or revoked.

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

          License Fees, Taxes and Investment Obligations

          The Casino Control Act provides for casino license renewal fees and other fees based upon the cost of maintaining control and regulatory activities, and various work permits and license fees for the various classes of employees. In addition, a licensee is subject annually to a tax of 8% of "gross revenue" (defined under the Casino Control Act as casino win, less provision for uncollectible accounts up to 4% of casino win) and license fees of $500 on each slot machine.

          The following table summarizes, for the periods shown, the fees and taxes assessed upon the Company by the Casino Control Commission.

                                                   For the Year
                                         1994         1993          1992


     Gaming tax                       $19,996,000  $19,545,000   $18,788,000
     License, investigation,
      inspection and other fees         4,218,000    3,985,000     4,417,000

                                      $24,214,000  $23,530,000   $23,205,000


          The Casino Control Act, as originally adopted, required a licensee to make investments equal to 2% of the licensee's gross revenue (the "investment obligation") for each calendar year, commencing in 1979, in which such gross revenue exceeded its "cumulative investments" (as defined in the Casino Control Act). A licensee had five years from the end of each calendar year to satisfy this investment obligation or become liable for an "alternative tax" in the same amount. In 1984 the New Jersey legislature amended the Casino Control Act so that these provisions now apply only to investment obligations for the years 1979 t h rough 1983. Certain issues have been raised concerning the satisfaction of the Company's investment obligations for the years 1979 through 1983. See Note 16 of Notes to Consolidated Financial Statements for a discussion of these issues.

          Effective for 1984 and subsequent years, the amended Casino Control Act requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee's gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Licensees are required to make quarterly deposits with the CRDA against their current year investment obligations. The
     Company's investment obligations for the years 1994, 1993 and 1992 amounted to $3,124,000, $3,054,000, and $2,930,000, respectively, and have been satisfied by deposits made with the CRDA. At December 31, 1994, the Company held $5,286,000 face amount of bonds issued by the CRDA and had $15,577,000 on deposit with the CRDA. The CRDA bonds issued through 1994 have interest rates ranging from 3.9% to 7% and have repayment terms of between 20 and 50 years.

          Recent amendments to the Casino Control Act create a new Atlantic City fund for economic development projects other than the construction and renovation of casino/hotels. Beginning in fiscal year 1995/1996 and for the following three fiscal years, if the amount of money expended by the Casino Control Commission and the Division of Gaming Enforcement is less than $57,300,000, the prior year's budget for these agencies, the amount of the difference is to be deposited into the Atlantic City fund. Thereafter, beginning with fiscal year 1999/2000 and for the following three fiscal years, an amount equal to the average paid into the Atlantic City fund for the previous four fiscal years shall be deposited in the Atlantic City fund. Each licensee's share of the amount to be contributed to the fund is based upon its percentage of the total industry gross revenue for the relevant fiscal year. After eight years, the casino licensee's requirement to contribute to this fund ceases.

     Showboat Lease

          The Showboat has 800 guest rooms, a 60-lane bowling center, an 80,000 square foot casino and a 15,000 square foot simulcast betting and poker room. The Showboat is situated on approximately 10 acres which are owned by the Company and leased to ACS pursuant to the Showboat Lease, a 99-year net lease dated October 26, 1983, as amended. The Showboat Lease provided for an initial annual rental, which commenced in March 1987, of $6,340,000, subject to annual adjustment based upon changes in the consumer price index. The annual rental was $8,326,000 for the 1994 lease year and is expected to approximate $8,500,000 for the 1995 lease year.

          The Company's First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000 (the "Showboat Notes") are secured and serviced by the Showboat Lease, and all lease payments are made to the Indenture Trustee for the Showboat Notes to meet the Company's interest obligations under those notes. See Note 7 of Notes to Consolidated Financial Statements.

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

     Other Properties

          The Company owns in the aggregate approximately 55 acres of land in Atlantic City at various sites which could be developed and are available for sale. This acreage primarily consists of vacant land in Great Island, Brigantine Island, the marina area and waterfront parcels in the inlet section. See "ITEM 2. PROPERTIES."

          (d) Financial Information about Foreign and Domestic Operations and Export Sales

          The Company's foreign operations and properties were disposed of in May 1994 in the SIHL Sale described under "(a) General Development of Business - Restructuring of Series Notes" above. See also "(b) Financial Information about Industry Segments."


     ITEM 2.  PROPERTIES

     Casino, Hotel and Related Properties

          The Company's casino, resort hotel and related properties in Atlantic City, the approximately 10 acre site of the Showboat and certain other properties described below are owned in fee, except for approximately 1.2 acres of the Resorts Casino Hotel site which are leased pursuant to ground leases expiring from 2056 through 2067.

          RIH's fee and leasehold interests in the Resorts Casino Hotel, the contiguous parking garage and property, all additions and improvements thereto, and related personal property of RIH compose the collateral securing the Mortgage Notes and the Junior Mortgage Notes. The Showboat Lease, including the land subject to the lease, secures the payment of the Showboat Notes.

     Other Properties

          The Company owns various non-operating sites in Atlantic City that could be developed and are available for sale. These sites consist primarily of vacant land in Great Island, Brigantine Island, the marina area and waterfront parcels in the inlet section. In view of the generally depressed state of the commercial real estate market in Atlantic City and the condition of the economy generally, the Company does not anticipate any significant real estate activity in the foreseeable future. In this connection, see Note 13 for a discussion of a write-down of the Company's non-operating Atlantic City real estate in 1994.

          RII is the owner of real property located at Brigantine Boulevard on Brigantine Island that consists of approximately 40 acres ("Rum Point"), of which only approximately 15 acres can potentially be developed because the remaining portions constitute wetlands areas and c o n s e q uently are not available for development. Additional environmental and coastal restrictions apply to the development of Rum Point.

          RII owns in fee an approximately 552 acre parcel located in Atlantic City on Blackhorse Pike (the "Great Island Property"), of which approximately 545 acres are considered to be woodlands and wetlands. The Company owns in fee an eight acre parcel located in the marina area of Atlantic City immediately adjacent to the Harrah's Casino Hotel. The Company also owns in fee various individual parcels of property located in the area of Atlantic City known as the South Inlet which in the aggregate constitute approximately 10 acres and a parcel of land in Atlantic City consisting of approximately six acres and a warehouse thereon. The Company is the owner of various additional properties at scattered sites in Atlantic City. Principal among these is the so-called "Trans Expo" site, a 2.3 acre parcel located near the site of the new convention center.


      ITEM 3.  LEGAL PROCEEDINGS

     U.S. District Court - Friedman and Rogers Actions

          RII has been named as the nominal defendant in an action (Arthur M. Friedman suing derivatively on behalf of RII v. Merv Griffin et al. and RII, Nominal Defendant) brought derivatively on its behalf by a shareholder, Arthur M. Friedman. The complaint was filed in the Supreme Court of the State of New York, New York County on January 27, 1994 and was amended in February 1994. The defendants in the action, as amended, are Merv Griffin, Griffin Group, Thomas E. Gallagher, David P. Hanlon, who was President, Chief Executive Officer and a director of RII through October 31, 1993, and four former directors of RII who served in that capacity until the Effective Date. The complaint seeks to recover for the Company an unspecified sum of money as compensatory damages for allegedly wrongful acts by the defendants. The allegations include that the defendants improperly (i) permitted defendant Griffin not to repay money he allegedly owed to the Company and (ii) paid defendant Hanlon excessive compensation.

          On April 26, 1994, RII removed this action to the U.S. District Court for the Southern District of New York (the "District Court"). On May 26, 1994, RII filed a motion to transfer the action to the
     Bankruptcy Court. On February 6, 1995, Arthur M. Friedman filed a Supplemental Memorandum in opposition to RII's motion to transfer. The District Court presently has the motion to transfer under advisement.

          RII has been named as a nominal defendant in a purported class action brought by Nathan Rogers, a shareholder of RII, which action names essentially the same defendants as the Friedman action. Rogers alleges a violation of section 14(a) of the Securities Exchange Act for allegedly false and misleading proxy statements used to elect directors and auditors at the 1991 and 1992 shareholder meetings. Rogers has also brought a claim derivatively on behalf of RII alleging that defendants improperly permitted defendant Griffin not to repay money he allegedly owed to the Company. The complaint seeks, among other things, the appointment of a receiver until after election of new directors and an unspecified sum of money as compensatory damages to RII for allegedly wrongful acts by the defendants.

          The Company has not been served in this action and, therefore, has not prepared a response.

     U.S. District Court Action - RII v. Lowenschuss

          As previously reported, in September 1989 RII filed an action in the U.S. District Court for the Eastern District of Pennsylvania to recover certain sums paid to the defendant, as trustee for two
     Individual Retirement Accounts and the Fred Lowenschuss Associates Pension Plan, for RII stock in the 1988 merger, in which RII was acquired by Merv Griffin. This action was transferred to the Bankruptcy Court for the District of New Jersey (the "NJ Bankruptcy Court") in connection with the Company's former bankruptcy case commenced there in 1989.

          In February 1992, the NJ Bankruptcy Court issued an opinion granting partial summary judgment in favor of RII on one of its six causes of action. The NJ Bankruptcy Court reserved the issue of remedies for trial.

          I n A u g ust 1992, Fred Lowenschuss filed for chapter 11 reorganization in the U. S. Bankruptcy Court for the District of Nevada (the "Nevada Bankruptcy Court"). As a result, the NJ Bankruptcy Court stayed RII's action against Lowenschuss.

          The Nevada Bankruptcy Court confirmed Fred Lowenschuss' plan of reorganization in October 1993. RII appealed certain portions of the confirmation order and other orders of the Nevada Bankruptcy Court. In June 1994, the U. S. District Court for the District of Nevada (the "Nevada District Court") granted RII's appeal in all respects. Fred Lowenschuss has appealed the Nevada District Court's decision and order to the U. S. Court of Appeals for the Ninth Circuit.

          The foregoing litigation and bankruptcy proceedings have spawned additional and related litigation including an injunction action brought by Fred Lowenschuss wherein the Nevada Bankruptcy Court enjoined RII from proceeding against Fred Lowenschuss individually, a malicious prosecution action brought by Fred Lowenschuss against RII and its counsel that was recently dismissed by the Nevada Bankruptcy Court and an action filed by Laurance Lowenschuss, as trustee of the Fred Lowenschuss Associates Pension Plan, in the Nevada District Court against RII that was recently transferred to the U. S. District Court for the Eastern District of Pennsylvania. RII has appealed the Nevada injunction, Fred Lowenschuss has appealed the dismissal of his malicious p r osecution action and RII has moved to transfer the Laurance Lowenschuss action to the NJ Bankruptcy Court for consolidation with its pending action in that court.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                      PART II


     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          The principal market for RII Common Stock is the American Stock Exchange. The high and low quarterly sales prices on the American Stock Exchange of RII Common Stock in 1994 and 1993 were as follows:

                                          1994                  1993
     Quarter                        High       Low        High       Low

     First                         1  7/8     1 5/16     1 1/8       13/16
     Second                        1 11/16      3/4      3 7/8       13/16
     Third                         1  1/8       3/4      2 3/4      1 9/16
     Fourth                        1            3/4      2 1/8      1 3/8


          No dividends were paid on RII Common Stock during the last two fiscal years.

          The number of holders of record of RII Common Stock on February 28, 1995 was 2,100.

          The Class B Stock is traded as part of Units described in "Restructuring of Series Notes - Restructuring" under "ITEM 1. BUSINESS
     - (a) General Development of Business." Therefore, no separate market information is available for Class B Stock. As part of the Plan, 35,000 Units including 35,000 shares of Class B Stock were issued; however, in November 1994 RIH purchased 12,899 of those Units.

        ITEM 6.  SELECTED FINANCIAL DATA

            The  information  presented  below  should  be  read  in conjunction with the consolidated financial statements, including notes thereto, presented under "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

        (In Thousands of Dollars, except per share data)
                                                                      For the Year Ended December 31,
                                                                                                            1990
                                                                                                     From       Through
        Operating Information (Note A)               1994        1993        1992        1991     September 1  August 31

        Operating revenues (Note B)               $353,016    $ 439,564    $436,934    $418,243    $129,591   $ 293,972

        Earnings (loss) from operations (Note B)   (48,570)   $  12,898    $ 21,502    $ 16,036    $ (1,214)  $  13,540
        Recapitalization costs (Notes A and C)      (5,232)      (8,789)     (2,848)                           (187,018)
        Proceeds from Litigation Trust (Note A)      2,542
        Other income (deductions), net (Note D)    (47,631)    (105,273)    (73,456)    (58,438)    (12,317)      1,884
        Loss before income taxes and
         extraordinary items                       (98,891)    (101,164)    (54,802)    (42,402)    (13,531)   (171,594)
        Income tax benefit (expense) (Note E)                    (1,000)      1,348         831
        Loss before extraordinary items            (98,891)    (102,164)    (53,454)    (41,571)    (13,531)   (171,594)
        Extraordinary items (Note F)               190,008                                                      429,809
        Net earnings (loss)                       $ 91,117    $(102,164)   $(53,454)   $(41,571)   $(13,531)  $ 258,215

        Per share data (Note G):
          Loss before extraordinary items         $  (3.02)   $   (5.07)   $  (2.65)   $  (2.07)   $   (.68)
          Extraordinary items                         5.81
          Net earnings (loss)                     $   2.79    $   (5.07)   $  (2.65)   $  (2.07)   $   (.68)


                                                                        At December 31,
        Balance Sheet Information (Note A)           1994        1993        1992        1991        1990

        Total assets                              $317,248    $ 575,785    $568,950    $567,890    $568,746

        Current maturities of long-term debt
         (Note H)                                 $      5    $ 466,336    $    828    $  1,571    $  1,528

        Long-term debt, excluding current
         maturities (Note H)                      $212,466    $  85,029    $460,712    $392,667    $341,069

        Shareholders' equity (deficit)            $ 10,031    $(113,744)   $(17,262)   $ 36,099    $ 77,041



      Notes to Selected Financial Data

     Note A:   See Note 2 of Notes to Consolidated Financial Statements for a
     description of the transactions that occurred in connection with the Restructuring, which was effective May 3, 1994.

               In 1990 the Company emerged from bankruptcy proceedings pursuant to a plan of reorganization which was effective September 17, 1990. The reorganization was accounted for using "fresh start" accounting. Accordingly, all assets and liabilities were restated to reflect their estimated fair values. The Company recorded the effects of the reorganization as of August 31, 1990. The 1990 operating information is presented separately for the periods "Through August 31" and "From September 1" due to the new basis of accounting which resulted from the application of fresh start accounting.

               Changes in operations during the past five years include the following: As part of the Restructuring, on May 3, 1994, the Company sold its Paradise Island subsidiaries as well as assets of RII and certain U.S. subsidiaries that support the Paradise Island operations, and the Company's scheduled airline operation which serviced routes between South Florida and Paradise Island was effectively disposed of. See "SIHL Sale" in Note 2 of Notes to Consolidated Financial Statements. The Company's security consulting service operations were sold in 1990 and 1991. The Company's amphibious airline operation was sold in December 1990.

     Note B: E a rnings from operations in 1994 include a charge of $20,525,000 for the write-down of certain non-operating properties to net realizable value. Operating revenues for 1994 include the sales of various parcels of land in Atlantic City for net proceeds of $534,000. Earnings from operations include a net loss of $99,000 on those sales.

               Operating  revenues for 1993 include the sale of a residential
     lot  in  The  Bahamas  for  net  proceeds  of  $445,000.   Earnings from
     operations for 1993 include a net gain of $224,000 on that sale.

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

     Note C:   See Note 2 of Notes to Consolidated Financial Statements for a
     discussion of this item in 1994, 1993 and 1992.

     Note D:   This  item  includes  interest  income,  interest  expense and amortization of debt discounts.

     Note E:    For  the  years  1990  through  1992 the Company accounted for income taxes in accordance with Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes." Effective January 1,
     1993  the  Company   adopted Statement of Financial Accounting Standards
     No. 109, "Accounting for Income Taxes." There was no effect on the accompanying financial data nor was there a cumulative effect of adopting this statement.

               See Note 14 of Notes to Consolidated Financial Statements for further discussion of income taxes for 1994, 1993 and 1992. The income tax benefit reported in 1991 represents a federal income tax refund. No tax provision was recorded for the two periods of 1990 due to the generation of net operating losses for federal and state income tax purposes. The gain on exchange of debt which is reflected in the extraordinary item in 1990 was not taxable. A deferred tax benefit resulted from the elimination of basis differences on the previously outstanding public debt, and is included in the extraordinary item.

     Note F: As described in Note 2 of Notes to Consolidated Financial Statements, as part of the Restructuring the Company exchanged the Series Notes for certain consideration. The difference between the carrying value of the Series Notes and the sum of the fair values of the items exchanged therefor resulted in a gain of $186,000,000 which is reported as an extraordinary item.

               In November 1994, RIH purchased 12,899 Units comprising $12,899,000 principal amount of Junior Mortgage Notes and 12,899 shares of Class B Stock of RII at a price of $6,740,000. The resulting gain of $4,008,000 was recorded as an extraordinary item.

               T h e e x change of securities in connection with the reorganization in 1990 resulted in a gain of $421,611,000 which, together with the related deferred income tax benefit of $8,198,000, is reported as an extraordinary item.

     Note G: See Note 1 of Notes to Consolidated Financial Statements for a discussion of per share data. For the period through August 31, 1990 there was a sole shareholder of RII. Accordingly, no per share data is disclosed for that period.

     Note H:   These items are presented net of unamortized discounts.


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FINANCIAL CONDITION

     Liquidity

           During 1994 the Company restructured its Series Notes pursuant to a prepackaged bankruptcy plan as described in Note 2 of Notes to Consolidated Financial Statements. The Plan was confirmed by the Bankruptcy Court on April 22, 1994 and became effective on May 3, 1994. Pursuant to the terms of the Plan, the Company exchanged the Series Notes for, among other things: (i) the proceeds of the SIHL Sale; (ii) Mortgage Notes and Junior Mortgage Notes; (iii) 40% of RII Common Stock on a fully diluted basis (excluding certain stock options) and (iv) Excess Cash. The Restructuring resulted in a significant reduction in the Company's unrestricted cash and equivalents due to the distribution of Excess Cash to holders of the Series Notes. However, the Restructuring also resulted in a significant decrease in the Company's long-term debt outstanding. The Company believes that the Restructuring will improve its long term liquidity and enhance its ability to meet its financial obligations as they become due.

           At December 31, 1994 the Company's working capital amounted to $17,673,000, including unrestricted cash and equivalents of $35,503,000. A substantial amount of the unrestricted cash and equivalents is required for day-to-day operations, including approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as additional cash balances necessary to meet current working capital needs.

     Capital Expenditures and Other Uses of Funds

          In recent years, capital expenditures have consistently been a significant use of financial resources. See capital additions by geographic and business segment in the table entitled "Identifiable Assets, Depreciation and Capital Additions" below.

          Capital additions for Resorts Casino Hotel in 1992 amounted to $15,548,000 and included the conversion of the parking garage from valet to self-parking, the construction of a covered walkway from the garage to the Resorts Casino Hotel, the renovation of guest rooms, the purchase of slot machines and improvements to the building's infrastructure. Capital additions in 1993 amounted to $21,618,000, as the Company converted certain back-of-the-house space into an 8,000 square foot s i m ulcast facility which houses five betting windows and four customer-operated terminals and approximately 80 seats for simulcast betting operations, as well as poker tables, various other table games and a full service bar. Also, certain casino renovations were completed, 280 slot machines were purchased, most of which replaced older models, and the VIP slot and table player lounge, "Club Griffin," opened. In addition, guest room refurbishment continued and a new centralized mobile communications system was installed. Capital expenditures in 1994 at Resorts Casino Hotel totalled $7,744,000 and included the purchase of 221 slot machines, most of which replaced older models, the purchase of equipment and minor renovations to accommodate keno, which commenced in June 1994, and Caribbean stud poker, which commenced in November 1994, and various other capital maintenance projects.

          For the Paradise Island properties, which were disposed of in the SIHL Sale, capital additions in 1992 totalled $4,317,000 and included the installation of 37 new slot machines, expansion of the Paradise Island Airport parking lot, upgrading existing computer equipment and restaurant renovations. In 1993 the Company expended $3,747,000 which included the purchase of 110 new slot machines as replacements for older models as well as various maintenance projects. The expenditures of $1,958,000 in 1994 were largely made on behalf of SIHL in accordance with the agreement for the SIHL Sale.

          In November 1994 RIH purchased 12,899 Units comprising $12,899,000 principal amount of Junior Mortgage Notes and 12,899 shares of Class B Stock for $6,740,000.

          Another significant use of funds in recent years has been recapitalization costs. Payments of legal, financial and other advisory fees and costs amounted to $8,511,000, $8,095,000 and $2,460,000 in
     1994, 1993 and 1992, respectively, in connection with the Restructuring of the Series Notes and payments of $227,000, $237,000 and $2,954,000 in 1994, 1993 and 1992, respectively, for costs associated with the Company's 1990 plan of reorganization.

     Capital Resources and Other Sources of Funds

          Since 1992, operations have been the most significant source of funds to the Company.

          In 1993 Merv Griffin, the Chairman of the Board of RII, made a partial payment of $3,477,000 of principal on his note payable to RII (the "Griffin Note"). As described in Note 10 of Notes to Consolidated Financial Statements, the Griffin Note was then cancelled and a new note (the "Group Note") from Griffin Group was substituted therefor. In 1994 pursuant to the Plan, after certain fees the Company owed Griffin Group pursuant to its License and Services Agreement (the "Griffin Services Agreement," also described in Note 10) were applied to reduce the balance due under the Group Note, Griffin Group paid the $3,008,000 balance due under the Group Note.

          The Company has the $19,738,000 Senior Facility available for the period ending May 2, 1996 should the Company have unforeseen cash needs. The Company believes that the Senior Facility will serve as a safeguard if an emergency arises from current operations, or serve as a source of funds for a profitable investment opportunity. However, market interest rates and other economic conditions, among other factors, will determine if it is appropriate for the Company to draw on the Senior Facility.

     RESULTS OF OPERATIONS

     General

          The following discussion addresses the Company's Atlantic City operations as well as certain operations which were disposed of through the SIHL Sale. Operations disposed of include the Paradise Island portion of the casino/hotel segment, the Paradise Island portion of the real estate related segment and the airline segment.

     Revenues
                                           For the Year Ended December 31,

     (In Thousands of Dollars)              1994        1993        1992

     Casino/hotel:
       Atlantic City, New Jersey:
         Casino                           $250,482    $244,116    $233,780
         Rooms                               7,134       6,974       8,766
         Food and beverage                  14,609      15,926      16,056
         Other casino/hotel                  4,508       4,463       4,138
                                           276,733     271,479     262,740
       Paradise Island, The Bahamas(a):
         Casino                             28,115      62,943      66,120
         Rooms                              13,419      28,734      30,235
         Food and beverage                  13,646      30,917      32,851
         Other casino/hotel                  7,708      18,867      17,890
                                            62,888     141,461     147,096

       Total casino/hotel                  339,621     412,940     409,836

     Real estate related:
       Atlantic City, New Jersey             8,813       8,057       7,813
       Paradise Island, The Bahamas(a)                     445         213
                                             8,813       8,502       8,026

     Airline(a)                              5,674      21,802      22,483
     Other segments                             12         115         162
     Intersegment eliminations              (1,104)     (3,795)     (3,573)
     Revenues from operations             $353,016    $439,564    $436,934

     (a)  These operations were disposed of through the SIHL Sale.


          Casino/hotel - Atlantic City, New Jersey

          Casino revenues from the Company's Atlantic City casino/hotel increased by $6,366,000 in 1994 and by $10,336,000 in 1993 as the modest growth in the Atlantic City casino industry continues. The addition of poker and simulcast betting in June 1993 and keno in June 1994 has added to the industry's revenues, though not significantly. The Company believes that increased competition from other newly opened or expanded jurisdictions which permit gaming has slowed the growth of gaming revenue in Atlantic City. Expansion of existing Atlantic City casinos has also adversely affected the Company's operations. These factors have significantly increased the Company's cost of obtaining additional revenue.

          RIH's revenue from poker, simulcasting and keno combined increased by $2,850,000 in 1994 and amounted to $5,745,000 in 1993, the first year any of these games were offered. RIH's win from slots and table games increased by $3,516,000 in 1994 and by $4,591,000 in 1993, as increased slot win more than offset decreased table game win. RIH's increases in slot revenue, 6.0% in 1994 and 5.6% in 1993, exceeded those of the industry's, 3.7% in 1994 and 4.8% in 1993. In 1993 RIH's decrease in table game win, 3.3%, exceeded the industry's, 3.1%, and in 1994 RIH's table game win declined by 8.4% while the industry's table game win increased slightly. In 1993 RIH's table game win decreased due to a lower hold percentage (ratio of casino win to total amount of chips purchased), while the amount wagered did not fluctuate significantly from the prior year. Also in 1993, RIH reduced the number of table games in its casino by a greater percentage than the reduction for the Atlantic City industry. RIH's tables amounted to 7.8% and 7.2% of the industry's total number of tables at the end of 1992 and 1993, respectively. In 1994, although RIH's hold percentage remained lower than the industry's average, the decrease in RIH's table game win was primarily attributable to a decrease in amount wagered. RIH's tables amounted to 7.0% of the industry's total number of tables at the end of 1994.

          RIH's results reflect the fact that slot players have, until recently, been the prime focus of RIH's marketing efforts. In an effort to recapture some of its lost market share of table game win, in the fall of 1994 RIH increased its program of charter flights, in early 1995 the "Griffin Games" promotion was expanded to include table players and RIH is planning to renovate its suites to attract table patrons.

          RIH's food and beverage revenues were down in 1994 primarily due to reduced patronage at the "all-you-can-eat" Beverly Hills Buffet. During the second quarter of 1994 prices at the Beverly Hills Buffet were increased as management determined that this promotion was no longer cost effective at the prior price levels. Also, there has been a general decline in the number of patrons served at all of RIH's food and beverage facilities.

          Although total occupancy was relatively flat in 1993 compared to 1992, the number of complimentary rooms provided to casino patrons increased. The reduced occupancy from rooms sold resulted in lower room revenues during 1993.

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

          Real Estate Related

          Atlantic City real estate related revenues in 1994, 1993 and 1992 largely represent rent from ACS pursuant to the Showboat Lease. Such rent receipts are restricted for the payment of interest on the Showboat Notes. See Note 7 of Notes to Consolidated Financial Statements. Atlantic City real estate related revenues for 1994 also include $534,000 from the sale of certain properties in Atlantic City.

          The Paradise Island real estate related revenues in 1993 and 1992 resulted from the sale of residential lots on Paradise Island.

          Airline

          The Company's airline operation was effectively disposed of in the SIHL Sale by means of an option/put agreement with a nominal option price. The only aircraft owned by the Company was transferred to a subsidiary of SIHL as part of the SIHL Sale. Pursuant to an agreement, the Company is to operate the airline on behalf of SIHL for a small management fee for a period not to extend beyond July 1995. All profits earned or losses incurred in such operation are to accrue to or be borne by SIHL. Airline revenues reflect airline operations through April 30, 1994.

          Airline revenues decreased by $681,000 in 1993 due primarily to a decrease in passenger revenues during the fourth quarter of the year, as competition from the south Florida-Nassau routes increased. In addition to the new Jet Shuttle service that began operations earlier in that year, during the fourth quarter of 1993 Trinity Air, a Bahamian carrier, commenced operations offering jet service at lower fares than those offered by the Company on its south Florida-Paradise Island routes and by other carriers on their south Florida-Nassau routes. Also, from mid-November 1993 through early January 1994, Bahamasair changed the aircraft used for its south Florida-Nassau flights to jets with a larger seating capacity. Also affecting airline revenues in 1993 was a decrease in revenues from contract training, flight and maintenance work for non-affiliated parties.

     Contribution to Consolidated Loss Before
      Income Taxes and Extraordinary Items

                                             For the Year Ended December 31,

     (In Thousands of Dollars)                 1994        1993        1992

     Casino/hotel:
       Atlantic City, New Jersey            $ 20,791   $  12,069    $ 21,051
       Paradise Island, The Bahamas(a)(b)     10,206      (9,979)     (5,592)
                                              30,997       2,090      15,459
     Real estate related:
       Atlantic City, New Jersey             (13,494)      6,654       6,425
       Paradise Island, The Bahamas(a)                       224         (17)
                                             (13,494)      6,878       6,408

     Airline(a)(b)                                (7)        (14)         77
     Other segments                              (19)       (122)        (70)
     Corporate expense, net of
      management fees                          6,416       4,066        (372)
     Loss on SIHL Sale                       (72,463)
     Earnings (loss) from operations         (48,570)     12,898      21,502
     Other income (deductions):
       Interest income                         2,686       3,174       4,969
       Interest expense                      (35,271)    (57,244)    (40,856)
       Amortization of debt discounts        (15,046)    (51,203)    (37,569)
       Recapitalization costs                 (5,232)     (8,789)     (2,848)
       Proceeds from Litigation Trust          2,542
     Loss before income taxes and
      extraordinary items                   $(98,891)  $(101,164)   $(54,802)

     (a)  These operations were disposed of through the SIHL Sale.

     (b) The Paradise Island casino/hotel segment subsidized the operations of Paradise Island Airlines, Inc. ("PIA") in the amount of $993,000 and $3,329,000 for the years 1994 and 1993, respectively. PIA's operations were effectively disposed of in the SIHL Sale.


          Casino/hotel - Atlantic City, New Jersey

          Casino, hotel and related operating results increased by $8,722,000 for 1994 due to the combination of the increased revenues described above and a net decrease in operating expenses. The most significant decreases in operating expenses in 1994 were in payroll and related costs ($2,500,000), food and beverage costs ($1,400,000) and advertising expense ($900,000). Payroll and related costs were down primarily due to decreased staffing levels. The decrease in food and beverage costs resulted primarily from reduced patronage at the Beverly Hills Buffet and, to a lesser extent, other food and beverage facilities as described above. Advertising costs were down largely because 1993 included advertising costs associated with the introduction of the "cash-back" program (a promotion which rewards slot players by giving cash back to patrons based on their level of play) and the 15th anniversary celebration of Resorts Casino Hotel. Favorable variances in these and other costs were partially offset by increases in other expenses. The most significant increase was in casino promotional costs ($2,500,000) due primarily to the "cash-back" program noted above, which commenced in late April 1993, and increased cash giveaways to bus patrons. Since the introduction of the "cash-back" program the Company has reduced certain other cash giveaway promotional mailings. Another significant cost increase was in the accrual for performance and incentive bonuses ($700,000).

          Casino, hotel and related operating results decreased by $8,982,000 for 1993 as increased revenues described above were offset by a net increase in operating expenses. The most significant increases in operating expenses were casino promotional costs ($7,700,000), payroll and related costs ($6,000,000), other casino operating expenses ($2,600,000), depreciation ($2,300,000), fees to Griffin Group for services rendered under the Griffin Services Agreement described in Note 10 of Notes to Consolidated Financial Statements ($2,200,000) and entertainers fees and accommodations ($1,000,000). The increase in casino promotional costs was due primarily to the "cash-back" program. The majority of the increase in payroll and related costs was due to merit and union increases in salary and wage rates. The remaining increase in payroll and related costs and a significant portion of the casino operating costs increase were associated with the simulcast and poker facility which opened in June 1993. The increase in entertainment costs resulted from a return to offering more headliner shows in 1993. The most significant cost reductions in 1993 were in the performance and i n c e n tive bonus ($3,300,000) and in food and beverage costs ($1,400,000).

          For a discussion of competition in the Atlantic City casino/hotel industry see "Competition" under "ITEM 1. BUSINESS - (c) Narrative Description of Business."

          Casino/hotel - Paradise Island, The Bahamas

          The Company's Paradise Island casino/hotel facilities were disposed of in the SIHL Sale effective May 3, 1994. The Paradise Island operating results for 1994 reflect the Company's operation of the Paradise Island properties through April 30, 1994.

          Casino, hotel and related operating results declined by $4,387,000 for 1993 as decreased revenues discussed above were partially offset by a net decrease in operating expenses. These operations suffered, generally, as management's attention was diverted by the impending d i s position of the Paradise Island operations and the Company experienced the loss of certain key management personnel.

          The most significant reductions in operating expenses for 1993 were in sales and marketing ($1,000,000), food and beverage and other direct costs ($900,000) and gaming taxes and fees ($700,000). The reduction in sales and marketing costs resulted primarily from reductions in advertising during 1993. Gaming taxes and fees declined relative to the decrease in casino revenue. A reduction in occupancy resulted in decreased food, beverage and other direct costs as well as reduced staffing levels and overall operating costs throughout the facility. The most significant increase in operating expenses was the subsidy of PIA ($3,329,000), the Company's former airline operation which provides air service between south Florida and the Paradise Island Airport, which subsidy increased as PIA's operating results declined. See "Airline" below.

          Real Estate Related

          Atlantic City real estate related results for 1994 include a charge of $20,525,000 for the write-down of certain non-operating properties to net realizable value. See Note 13 of Notes to Consolidated Financial Statements. The comparison of earnings from Atlantic City real estate related activities is also affected by annual increases in rental income under the Showboat Lease described above and, in 1994, a loss of $99,000 on sales of certain properties in Atlantic City.

          The Paradise Island real estate related earnings represent the net gain in 1993 and net loss in 1992 on the sales of residential lots on Paradise Island mentioned above.

          Airline

          The Company's airline operation was effectively disposed of in the SIHL Sale by means of an option/put agreement with a nominal option price. Pursuant to an agreement, the Company is to operate the airline on behalf of SIHL for a small management fee for a period not to extend beyond July 1995. All profits earned or losses incurred in such operation are to accrue to or be borne by SIHL. Operating results of the airline segment presented herein include airline operations through April 30, 1994.

          Airline operating results before the subsidy from the Paradise Island casino/hotel segment decreased by $3,420,000 in 1993, which decrease resulted primarily from an increase in maintenance costs and, to a lesser extent, the decrease in passenger revenues discussed above.

          Corporate Expense

          The corporate expense segment includes credits for management fees which RII charges certain subsidiaries based on three percent of their gross revenues. The corresponding charges are included in the segments where the respective subsidiary's operations are reported. Management fees charged to RIH amounted to $9,082,000, $8,911,000 and $8,629,000 in 1994, 1993 and 1992, respectively. Management fees charged to other subsidiaries totalled $1,971,000, $4,635,000 and $5,284,000 in 1994,
     1993 and 1992, respectively.

          Corporate expense, net of management fees, decreased by $2,350,000 in 1994 due primarily to decreases in payroll and related costs associated with certain executives whose service to the Company has terminated.

          Corporate expense, net of management fees, decreased by $4,438,000 in 1993. This variance resulted primarily from charges recorded in 1992 of approximately $2,900,000 in connection with the start-up, management and subsequent termination of an agreement to manage a casino located in Black Hawk, Colorado. Also affecting corporate expense for 1993 is a reduction in corporate payroll and related costs ($800,000).

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

          Loss on SIHL Sale

          See Note 2 of Notes to Consolidated Financial Statements for a description of the SIHL Sale.

          Other Income (Deductions)

          The decreases in interest expense and amortization of debt discounts for 1994 are attributable to the Restructuring, which resulted in a significant decrease in the principal amount of debt outstanding as well as a reduction in interest rates. Also affecting the comparison of these expenses is the fact that the Company stopped accruing interest and amortizing debt discounts on the Series Notes as of March 21, 1994, the date the Company entered bankruptcy proceedings, while the accrual of interest and amortization of discounts on the Mortgage Notes and Junior Mortgage Notes did not start until May 3, 1994. See Note 2 of Notes to Consolidated Financial Statements for a description of these new debt securities.

          The increase in interest expense in 1993 was due to a combination of (i) an increase in the stated interest rates of the Series Notes,
     (ii) increased principal amounts of debt outstanding due to payment-in-kind interest on the Series Notes and (iii) changes in the market value of the Series Notes as, through October 15, 1993, the Company recorded interest at the estimated market value of additional Series Notes to be issued in satisfaction of its interest obligations. Subsequent to October 15, 1993 the Company's option to satisfy interest on the Series Notes through the issuance of additional Series Notes was no longer available. Thus, effective October 16, 1993 the Company began recording interest expense on the Series Notes at the stated rate in lieu of a discounted rate to reflect market value. Amortization of debt discounts increased in 1993 primarily due to the additional discounts associated with Series Notes issued in satisfaction of interest obligations.

          Recapitalization costs in 1994, 1993 and 1992 include costs of financial advisers retained to assist in the development and analysis of financial alternatives which resulted in the Restructuring and other legal and advisory fees incurred in connection with such Restructuring. Also, in the fourth quarter of 1994 the Company recorded credits of $3,256,000 resulting from the reversal of restructuring reserves provided in connection with the Company's 1990 plan of reorganization.

          Proceeds from Litigation Trust represent the distribution that the Company received as a holder of units of beneficial interest in the l i t igation trust established under the Company's 1990 plan of reorganization.

          Income Taxes

          See Note 14 of Notes to Consolidated Financial Statements for an explanation of changes in the Company's effective income tax rate during the years 1992 through 1994.

                                       Identifiable Assets, Depreciation and Capital Additions
                                                      (In Thousands of Dollars)

                                                        Identifiable assets
                                                          Less accumulated
                                                          depreciation and
                                                              valuation                                          Capital
                                            Gross assets      allowances    Net assets      Depreciation         additions

                                                          December 31, 1994             For the Year Ended December 31, 1994
        Casino/hotel:
          Atlantic City, New Jersey          $252,846         $(52,808)      $200,038          $13,186           $ 7,744
          Paradise Island, The Bahamas(a)                                                        3,732             1,958
                                              252,846          (52,808)       200,038           16,918             9,702

        Real estate related:
          Atlantic City, New Jersey            89,220              (83)        89,137               19

        Airline(a)                                                                                 276               186
        Other segments                                                                               5
        Corporate(b)                           28,107              (34)        28,073               32                36

                                             $370,173         $(52,925)      $317,248          $17,250           $ 9,924


                                                          December 31, 1993             For the Year Ended December 31, 1993

        Casino/hotel:
          Atlantic City, New Jersey          $241,544         $(40,326)      $201,218          $13,654           $21,618
          Paradise Island, The Bahamas(a)     207,003          (46,398)       160,605           13,325             3,747
                                              448,547          (86,724)       361,823           26,979            25,365

        Real estate related:
          Atlantic City, New Jersey           110,781              (97)       110,684               29
          Paradise Island, The Bahamas(a)      33,114                          33,114
                                              143,895              (97)       143,798               29

        Airline(a)                             12,887           (2,750)        10,137              831               445
        Other segments                          1,546              (47)         1,499               13                 2
        Corporate(b)                           58,883             (355)        58,528               72               101

                                             $665,758         $(89,973)      $575,785          $27,924           $25,913

                                       Identifiable Assets, Depreciation and Capital Additions
                                                      (In Thousands of Dollars)


                                                        Identifiable assets
                                                          Less accumulated
                                                          depreciation and
                                                              valuation                                          Capital
                                            Gross assets      allowances    Net assets      Depreciation         additions

                                                          December 31, 1992             For the Year Ended December 31, 1992
        Casino/hotel:
          Atlantic City, New Jersey          $212,668         $(26,644)      $186,024          $11,392           $15,548
          Paradise Island, The Bahamas(a)     208,899          (33,899)       175,000           12,973             4,317
                                              421,567          (60,543)       361,024           24,365            19,865

        Real estate related:
          Atlantic City, New Jersey           110,824              (68)       110,756               29
          Paradise Island, The Bahamas(a)      33,414                          33,414
                                              144,238              (68)       144,170               29

        Airline(a)                             12,923           (1,995)        10,928              805                 4
        Other segments                          1,542              (34)         1,508               13
        Corporate(b)                           51,605             (285)        51,320              110                16

                                             $631,875         $(62,925)      $568,950          $25,322           $19,885



        (a)  These operations were disposed of through the SIHL Sale.

        (b)  Includes cash equivalents, restricted cash equivalents not pledged for operations, and other corporate assets.

      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Company's consolidated financial statements and supplementary data are presented on the following pages:

                                                                        Page
     Financial Statements                                            Reference

          Report of Independent Auditors                                 36

          Consolidated Balance Sheets at December 31,
           1994 and 1993                                                 37

          Consolidated Statements of Operations for the
           years ended December 31, 1994, 1993 and 1992                  39

          Consolidated Statements of Cash Flows for the
           years ended December 31, 1994, 1993 and 1992                  40

          Consolidated Statements of Changes in
           Shareholders' Equity (Deficit) for the years
           ended December 31, 1994, 1993 and 1992                        41

          Notes to Consolidated Financial Statements                     42

          Pro Forma Financial Data (Unaudited)                           62

          Financial Statement Schedules:

            Schedule I:       Condensed Financial
                               Information of Registrant                 65

            Schedule II:      Valuation Accounts for the
                               years ended December 31,
                               1994, 1993 and 1992                       70


     Supplementary Data

          Selected Quarterly Financial Data (Unaudited)                  71

                          REPORT OF INDEPENDENT AUDITORS


     The Board of Directors and Shareholders
     Resorts International, Inc.


          We have audited the accompanying consolidated balance sheets of Resorts International, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resorts International, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                /S/ ERNST & YOUNG LLP

     Philadelphia, Pennsylvania
     February 17, 1995,
     except for Note 2,
     as to which the date is
     February 27, 1995

                            Resorts International, Inc.
                            CONSOLIDATED BALANCE SHEETS
                             (In Thousands of Dollars)


                                                          December 31,

     Assets                                          1994            1993

     Current assets:
       Cash (including cash equivalents
        of $21,321 and $41,273)                    $ 35,503        $ 62,546
       Restricted cash equivalents                    5,388          14,248
       Receivables, net                               6,509          19,297
       Inventories                                    1,793           8,664
       Prepaid expenses                               9,531          10,664
         Total current assets                        58,724         115,419

     Property and equipment:
       Land and land rights, including
        land held for investment,
        development and resale                      142,025         243,336
       Land improvements and utilities                  158          22,891
       Hotels and other buildings                   108,410         182,011
       Furniture, machinery and equipment            45,148          80,424
       Construction in progress                          41           1,277
                                                    295,782         529,939
       Less accumulated depreciation                (49,024)        (82,099)
         Net property and equipment                 246,758         447,840

     Deferred charges and other assets               11,766          12,526

                                                   $317,248        $575,785


     See Notes to Consolidated Financial Statements.

                            Resorts International, Inc.
                            CONSOLIDATED BALANCE SHEETS
                    (In Thousands of Dollars, except par value)


     Liabilities and Shareholders'                         December 31,

      Equity (Deficit)                                1994            1993

     Current liabilities:
       Current maturities of long-term debt,
        net of unamortized discounts               $       5       $ 466,336
       Accounts payable and accrued liabilities       41,046          84,164
         Total current liabilities                    41,051         550,500

     Long-term debt, net of unamortized
      discounts                                      212,466          85,029

     Deferred income taxes                            53,700          54,000

     Commitments and contingencies (Note 16)

     Shareholders' equity (deficit):
       RII Common Stock - 39,694,172 and
        20,157,234 shares outstanding -
        $.01 par value                                   397             202
       Class B Stock - 35,000 shares
        outstanding in 1994 - $.01 par value
       Capital in excess of par                      129,237         102,092
       Accumulated deficit                          (119,603)       (210,720)
                                                      10,031        (108,426)
       Note receivable from related party                             (5,318)
         Total shareholders' equity (deficit)         10,031        (113,744)

                                                   $ 317,248       $ 575,785


     See Notes to Consolidated Financial Statements.

                            Resorts International, Inc.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, except per share data)

                                          For the Year Ended December 31,

                                         1994          1993         1992

     Revenues:
       Casino                          $278,597     $ 307,059     $299,900
       Rooms                             20,553        35,708       39,001
       Food and beverage                 28,255        46,843       48,907
       Other casino/hotel revenues       12,216        23,330       22,028
       Other operating revenues           4,582        18,122       19,072
       Real estate related                8,813         8,502        8,026
                                        353,016       439,564      436,934
     Expenses:
       Casino                           160,371       189,304      176,119
       Rooms                              6,030        10,906       11,799
       Food and beverage                 25,131        41,859       42,819
       Other casino/hotel operating
        expenses                         46,446        69,918       64,654
       Other operating expenses           3,483        14,697       15,549
       Selling, general and
        administrative                   48,124        70,453       77,571
       Depreciation                      17,250        27,924       25,322
       Real estate related                1,763         1,605        1,599
       Write-down of non-operating
        real estate                      20,525
       Loss on SIHL Sale                 72,463
                                        401,586       426,666      415,432

     Earnings (loss) from operations    (48,570)       12,898       21,502
     Other income (deductions):
       Interest income                    2,686         3,174        4,969
       Interest expense                 (35,271)      (57,244)     (40,856)
       Amortization of debt discounts   (15,046)      (51,203)     (37,569)
       Recapitalization costs            (5,232)       (8,789)      (2,848)
       Proceeds from Litigation Trust     2,542
     Loss before income taxes and
      extraordinary items               (98,891)     (101,164)     (54,802)
     Income tax benefit (expense)                      (1,000)       1,348
     Loss before extraordinary items    (98,891)     (102,164)     (53,454)
     Extraordinary items                190,008

     Net earnings (loss)               $ 91,117     $(102,164)    $(53,454)

     Per share data:
       Loss before extraordinary items $  (3.02)    $   (5.07)    $  (2.65)
       Extraordinary items                 5.81
       Net earnings (loss)             $   2.79     $   (5.07)    $  (2.65)
     Weighted average number of
      shares outstanding                 32,687        20,157       20,146


     See Notes to Consolidated Financial Statements.

                                                     Resorts International, Inc.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In Thousands of Dollars)
                                                                                    For the Year Ended December 31,
                                                                             1994                 1993             1992
        Cash flows from operating activities:
          Cash received from customers                                    $ 347,896            $ 441,354        $ 432,212
          Cash paid to suppliers and employees                             (285,343)            (393,013)        (390,012)
          Cash flow from operations before interest and income taxes         62,553               48,341           42,200
          Interest received                                                   2,882                3,809            5,211
          Interest paid                                                     (15,002)              (8,440)          (8,463)
          Income taxes refunded, net of payments                               (285)                 306            1,484
            Net cash provided by operating activities                        50,148               44,016           40,432

        Cash flows from investing activities:
          Cash proceeds from SIHL Sale, net of cash balances
           transferred                                                       39,747
          Payments for property and equipment                                (9,924)             (25,308)         (19,832)
          Purchase of 12,899 Units                                           (6,740)
          Proceeds from sales of property and equipment                         650                  445              213
          Proceeds from prior year sale of property and equipment                                                   2,484
          CRDA deposits and bond purchases                                   (3,044)              (3,025)          (2,871)
          Proceeds from sales of short-term money market securities
           with maturities greater than three months                                               1,377            2,083
          Purchases of short-term money market securities with
           maturities greater than three months                                                     (492)          (1,768)
            Net cash provided by (used in) investing activities              20,689              (27,003)         (19,691)

        Cash flows from financing activities:
          Excess Cash and cash proceeds of SIHL Sale distributed
           to noteholders                                                  (103,434)
          Collection of note receivable from related party                    3,008                3,477
          Payments of recapitalization costs                                 (8,738)              (8,332)          (5,414)
          Proceeds from Litigation Trust                                      2,542
          Repayments of non-public debt                                        (118)              (2,251)          (1,619)
            Net cash used in financing activities                          (106,740)              (7,106)          (7,033)

        Net increase (decrease) in cash and cash equivalents                (35,903)               9,907           13,708
        Cash and cash equivalents at beginning of period                     76,794               66,887           53,179

        Cash and cash equivalents at end of period                        $  40,891            $  76,794        $  66,887


        See Notes to Consolidated Financial Statements.

                                                   Resorts International, Inc.
                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                    (In Thousands of Dollars)

                                                         RII                    Capital
                                                        Common     Class B     in excess     Accumulated      Notes
                                                        Stock       Stock       of par         deficit      receivable
        Balance at December 31, 1991                     $201       $-0-       $102,000      $ (55,102)      $(11,000)

        Settlement of Other Class 3C Claims                 1                        92
        Net loss for year 1992                                                                 (53,454)

        Balance at December 31, 1992                      202        -0-        102,092       (108,556)       (11,000)

        Collection on Griffin Note                                                                              3,477
        Cancellation of Griffin Note                                                                            7,523
        Issuance of Group Note                                                                                 (7,523)
        Reduction of Group Note applied
         to prepaid services                                                                                    2,205
        Net loss for year 1993                                                                (102,164)

        Balance at December 31, 1993                      202        -0-        102,092       (210,720)        (5,318)

        Shares issued to financial advisers in
         settlement of recapitalization costs               6                       859
        Reduction of Group Note applied to
         prepaid services                                                                                       2,310
        Collection of Group Note                                                                                3,008
        Shares issued in exchange for
         Series Notes                                     170                    24,245
        Shares issued to affiliate of Griffin
         Group in satisfaction of final
         payment under service agreement                   19                     2,041
        Net earnings for year 1994                                                              91,117

        Balance at December 31, 1994                     $397       $-0-       $129,237      $(119,603)      $     -0-


        See Notes to Consolidated Financial Statements.

                             Resorts International, Inc.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The term "Company" as used herein includes Resorts International, Inc. ("RII") and/or one or more of its subsidiaries, as the context may require.

     Principles of Consolidation

          The consolidated financial statements include the accounts of RII a n d all significant subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The accounts of foreign subsidiaries were maintained in U.S. dollars.

     Revenue Recognition

          The Company records as revenue the win from casino gaming activities which represents the difference between amounts wagered and amounts won by patrons. Revenues from hotel and related services and from theater ticket sales are recognized at the time the related service is performed.

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

     (In Thousands of Dollars)           1994         1993          1992


     Rooms                             $ 4,236      $ 4,470       $ 3,738
     Food and beverage                  15,787       20,353        20,805
     Other casino/hotel operations       7,467        7,412         6,408

     Total allocated to casino         $27,490      $32,235       $30,951


     Cash Equivalents

          The Company considers all of its short-term money market securities p u rchased with maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value due to the short maturity of these instruments.

     Inventories

          Inventories of provisions, supplies and spare parts are carried at the lower of cost (first-in, first-out) or market.

     Property and Equipment

          Property and equipment are depreciated over their estimated useful lives using the straight-line method for financial reporting purposes.

     Casino Reinvestment Development Authority ("CRDA") Obligations

          Under the New Jersey Casino Control Act ("Casino Control Act"), the Company is obligated to purchase CRDA bonds, which will bear a b e l o w-market interest rate, or make an alternative qualifying investment. The Company charges to expense an estimated discount related to CRDA investment obligations as of the date the obligation arises based on fair market interest rates of similar quality bonds in existence as of that date. On the date the Company actually purchases the CRDA bond, the estimated discount previously recorded is adjusted to reflect the actual terms of the bonds issued and the then existing fair market interest rate for similar quality bonds.

          The discount on CRDA bonds purchased is amortized to interest income over the life of the bonds using the effective interest rate method.

     Payment-In-Kind ("PIK") Interest Accrual

          When the Company elects to satisfy its interest obligations through PIK instead of cash interest payments, for financial statement purposes, such interest is accrued at the estimated market value of the securities to be issued. The discount resulting from the difference between face value and estimated market value of the additional securities decreases interest expense of the current period and is amortized to expense over the remaining life of the issue.

     Income Taxes

          RII and all of its domestic subsidiaries file consolidated U.S. federal income tax returns.

          For the year 1992 the Company accounted for income taxes under the liability method prescribed by Statement of Financial Accounting Standards No. 96 ("SFAS 96"), "Accounting for Income Taxes." Under this method, the deferred tax liability is determined based on the difference between the financial reporting and tax bases of assets and liabilities and enacted tax rates which will be in effect for the years in which the differences are expected to reverse. The deferred tax liability is reduced by cumulative tax credits and losses being carried forward for tax purposes, subject to applicable limitations.

          Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 supersedes SFAS 96 but retains the liability method of accounting for income taxes. Among other changes, SFAS 109 changed the recognition and measurement criteria for deferred tax assets included in SFAS 96.

          There are no income taxes in The Bahamas and the income of RII's former subsidiaries in The Bahamas was generally not subject to U.S. federal income taxation until it was distributed to a U.S. parent.
     Deferred federal income taxes were provided on the undistributed earnings of Bahamian subsidiaries until their disposition.

     Per Share Data

          Per share data was computed using the weighted average number of shares of common stock outstanding.

     NOTE 2 - RESTRUCTURING OF SENIOR SECURED REDEEMABLE NOTES
              DUE APRIL 15, 1994 (THE "SERIES NOTES")

          The outstanding principal amount of the Series Notes, which were scheduled to mature on April 15, 1994, was $481,907,000. According to the terms of the Series Notes, the interest due on the maturity date would have been approximately $36,000,000 and RII's total obligation at maturity would have amounted to approximately $518,000,000. Over the past several years various factors adversely affected the Company's ability to satisfy its obligations under the Series Notes. In late 1991 the Company began working with its financial advisers on developing and analyzing financial alternatives, as well as developing a long-term financial plan. In this connection, management of the Company, with the assistance of its legal and financial advisers, commenced discussions in the summer of 1992 with representatives of major holders of Series Notes, Fidelity Management & Research Company ("Fidelity") and The TCW Group, Inc. ("TCW"), in an effort to reach an agreement as to the terms of a possible restructuring of the Series Notes. Further negotiations were conducted among the Company, Fidelity, TCW and an unrelated party S u n International Investments Limited ("SIIL") regarding SIIL's acquisition of a 60% interest in the Company's Paradise Island assets (the "SIHL Sale") through a subsidiary of SIIL, Sun International Hotels Limited ("SIHL"), formed for that purpose.

          In October 1993 RII and three of its subsidiaries, Resorts International Hotel, Inc. ("RIH," the company which owns and operates Merv Griffin's Resorts Casino Hotel (the "Resorts Casino Hotel") in Atlantic City, New Jersey), Resorts International Hotel Financing, Inc. ( " R IHF") and P.I. Resorts Limited ("PIRL"), filed a Form S-4 Registration Statement with the Securities and Exchange Commission. That Registration Statement, as amended, described in detail the restructuring (the "Restructuring") which RII and GGRI, Inc. ("GGRI"), RII's subsidiary which guaranteed the Series Notes, proposed to accomplish through a prepackaged bankruptcy joint plan of reorganization (the "Plan"). On March 21, 1994, after receiving the requisite acceptances for confirmation of the Plan from holders of Series Notes and equity interests in RII, RII and GGRI filed their prepackaged bankruptcy cases with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

          In accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company stopped accruing interest and amortizing discounts on the Series Notes as of March 21, 1994.

          The Plan was confirmed by the Bankruptcy Court on April 22, 1994 and on May 3, 1994 (the "Effective Date"), all conditions to the effectiveness of the Plan were either met or waived and the Plan became effective. Pursuant to the Plan, among other things, the Company exchanged the Series Notes for (i) $160,000,000 principal amount of New Debt Securities (see below), (ii) 40% of the common stock of RII (the "RII Common Stock") on a fully diluted basis (excluding certain stock options), (iii) the proceeds from the SIHL Sale, (iv) the Company's Excess Cash, as defined in the Plan, which approximated $34,500,000 and (v) rights to receive further cash distributions in certain circumstances.

          Excess Cash was essentially all the Company's non-restricted cash and equivalents on the Effective Date in excess of (i) $20,000,000, (ii) cash balances to be transferred as part of the SIHL Sale and (iii) estimated cash balances required to pay certain recapitalization costs and other expenses provided for in the Plan. Included in Excess Cash was a $2,542,000 distribution that RII received in March 1994 from a litigation trust (the "Litigation Trust") established under a previous plan of reorganization to pursue certain claims against a former affiliate. Such distribution was described in the Plan as "Deferred Cash."

          In July 1994, upon completion of the audit of certain settlement adjustments regarding the SIHL Sale, $1,005,000 of the cash transferred in the SIHL Sale was returned to the Company. These funds were described in the Plan as "Net Reserved Cash."

          I n    O c t o ber  1994,  after  settlement  of  the  majority  of recapitalization costs and updating estimates of unbilled costs and costs still to be incurred, the Company determined that the cash balance required to pay such costs was $1,300,000 less than originally anticipated. These excess funds were described in the Plan as "Net Plan Consummation Cash." After obtaining Bankruptcy Court approval to disburse the Net Plan Consummation Cash, a distribution in the amount of $2,214,000 was made to holders of the Series Notes in December 1994, which amount represented the Net Reserved Cash and the Net Plan Consummation Cash, net of an adjustment to a prior distribution.

          The difference between the carrying value of the Series Notes and the sum of the fair values of the items exchanged therefor resulted in a gain of $186,000,000 which has been reported as an extraordinary item.

          Pursuant to the Plan, the Company entered into the senior note purchase agreement (the "Senior Facility") described below. Also, in connection with the Restructuring (i) the Company prepaid fees of $2,310,000 due The Griffin Group, Inc. (the "Griffin Group"), a corporation controlled by Merv Griffin, Chairman of the Board of Directors of RII, under a license and services agreement (the "Griffin Services Agreement") by applying such amount as a reduction of the balance of a note receivable from Griffin Group (the "Group Note"); (ii) Griffin Group repaid the then remaining balance, $3,008,000, of the Group Note (which was distributed to holders of the Series Notes as part of Excess Cash); (iii) RII issued a warrant, which is exercisable through May 3, 1998, to purchase 4,666,850 shares of RII Common Stock at $1.20 per share to an affiliate of Griffin Group (the "Griffin Warrant"); (iv) the RII Senior Management Stock Option Plan (the "1990 SOP") was terminated, although holders of options granted under that plan established in 1990 retain their options; (v) the RII 1994 Stock Option Plan (the "1994 SOP") was adopted (see Note 9) and (vi) RII increased its authorized shares of RII Common Stock to 100,000,000 and authorized 120,000 shares of Class B redeemable common stock (the "Class B Stock") and 10,000,000 shares of preferred stock.

          For pro forma effects of the Restructuring on continuing operations assuming the Restructuring occurred on January 1, 1994 see "PRO FORMA FINANCIAL DATA."

     New Debt Securities

          The "New Debt Securities" consist of $125,000,000 principal amount of 11% Mortgage Notes (the "Mortgage Notes") due September 15, 2003 and $35,000,000 principal amount of 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes") due December 15, 2004. The New Debt Securities were issued by RIHF and are guaranteed by RIH. The accrual of interest and amortization of discounts on the New Debt Securities commenced on May 3, 1994.

          The Mortgage Notes are secured by a $125,000,000 promissory note made by RIH (the "RIH Promissory Note"), the terms of which mirror the terms of the Mortgage Notes. The RIH Promissory Note and RIH's guaranty of the Mortgage Notes are secured by liens on the Resorts Casino Hotel, consisting of RIH's fee and leasehold interests in the Resorts Casino Hotel, the contiguous parking garage and property, all additions and improvements thereto, and related personal property. The liens securing the Mortgage Notes will be subordinated to the lien securing the Senior Facility Notes (described below), if the Senior Facility Notes are issued.

          The Junior Mortgage Notes were issued as part of units (the "Units") with Class B Stock. In certain circumstances, interest payable on the Junior Mortgage Notes may be satisfied by the issuance of additional Units. The Junior Mortgage Notes are secured by a $35,000,000 promissory note made by RIH (the "RIH Junior Promissory Note"), the terms of which mirror the terms of the Junior Mortgage Notes. The RIH Junior Promissory Note and RIH's guaranty of the Junior Mortgage Notes are also secured by liens on the Resorts Casino Hotel property as described above. The liens securing the Junior Mortgage Notes will be subordinated to the lien securing the Senior Facility Notes, if the Senior Facility Notes are issued, and are subordinated to the liens securing the Mortgage Notes.

          The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued (collectively, the "Indentures") prohibit RIH a n d its subsidiaries from paying dividends, from making other distributions in respect of their capital stock, and from purchasing or redeeming their capital stock, with certain exceptions, unless certain interest coverage ratios are attained. Also, the Indentures restrict RIH and its subsidiaries from incurring additional indebtedness, with certain exceptions, and limit intercompany loans by RIH to RII to loans from the proceeds of the Senior Facility (or similar working capital facility) and other advances not in excess of $1,000,000 in the aggregate at any time outstanding. Similar restrictions curtail the activities of RIHF. The shareholder's equity of RIH amounted to $35,136,000 at December 31, 1994, all of which is restricted under these Indenture provisions.

     Senior Facility

          The Senior Facility among RIHF, RII and RIH and certain funds and accounts advised or managed by Fidelity, as amended in February 1995, is available for a single borrowing of up to $19,738,000 during the period ending May 2, 1996, through the issuance of notes (the "Senior Facility Notes"). If issued, the Senior Facility Notes will bear interest at 11.75% and will be due in 2002. The Senior Facility Notes will be senior obligations of RIHF secured by a promissory note from RIH in an aggregate principal amount of up to $19,738,000 payable in amounts and at times necessary to pay the principal of and interest on the Senior Facility

     Notes. The Senior Facility Notes will be guaranteed by RIH and secured by a lien on the Resorts Casino Hotel property as described above. The Senior Facility Notes will also be secured by a pledge by GGRI, RII's subsidiary which became the parent of RIH as a result of the
     Restructuring, of all issued and outstanding shares of RIH's common stock. In addition, the Senior Facility Notes will be guaranteed by RII, which guaranty will be secured by a pledge of all the issued and outstanding stock of GGRI and RIHF. Market interest rates and other economic conditions, among other factors, will determine if it is appropriate for the Company to draw on the Senior Facility.

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

     SIHL Sale

          In transactions related to the SIHL Sale, SIIL purchased 60% of the capital stock of SIHL for $90,000,000 plus interest at 7.5% from January 1, 1994 through the Effective Date (the "SIHL Proceeds"). Pursuant to the purchase agreement, SIHL then purchased 100% of the equity of Resorts International (Bahamas) 1984 Limited, RII's former Bahamian subsidiary which, along with its subsidiaries, owned and operated the Company's Paradise Island properties. Also, certain subsidiaries of SIHL acquired certain assets of RII and its U.S. subsidiaries which supported the Paradise Island operations and assumed certain related liabilities. The purchase price received from SIHL was $65,000,000 in cash, plus interest at 7.5% from January 1, 1994 through the Effective Date, and 2,000,000 Series A Ordinary Shares of SIHL (the "SIHL Shares"), which amounts to the remaining 40% of the capital stock of SIHL. These cash proceeds as well as the SIHL Shares were distributed to holders of Series Notes pursuant to the Plan. SIHL used a portion of the SIHL Proceeds to fund its $65,000,000 (plus interest) purchase price of the Company's Paradise Island assets. RII understands that the other $25,000,000 of SIHL Proceeds remaining in SIHL as of the Effective Date ($90,000,000 SIHL Proceeds less the $65,000,000 used to purchase the Paradise Island assets) increased the equity value of SIHL and, in e f f e ct, represented additional consideration in the amount of $10,000,000 (40% of $25,000,000) for the sale of the Company's Paradise Island assets. Such consideration was realized by the holders of Series Notes through the increased value of their 40% equity interest in SIHL.

          Although the SIHL Sale was effective May 3, 1994, the consolidated statements of operations and cash flows reflect the Paradise Island operations through April 30, 1994. The loss on SIHL Sale represents the difference between the carrying values and the fair values of the assets and equity interests sold.

          For information as to the revenues and contribution to consolidated earnings from operations of the operations disposed of in the SIHL Sale, see the Paradise Island portion of the casino/hotel segment, the Paradise Island portion of the real estate related segment and the airline segment in the segment tables included in "ITEM 7. MANAGEMENT'S D I S CUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     Recapitalization Costs

          Recapitalization costs in 1994, 1993 and 1992 include costs of financial advisers retained to assist in the development and analysis of financial alternatives which resulted in the Restructuring and other legal and advisory fees incurred in connection with such Restructuring. Also, recapitalization costs for 1994 include credits of $3,256,000 r e corded in the fourth quarter resulting from the reversal of restructuring reserves provided in connection with the Company's 1990 plan of reorganization.

     NOTE 3 - CASH EQUIVALENTS

          Cash equivalents and restricted cash equivalents at December 31, 1 9 9 4 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with the institutions listed in the following table under which the Company had not taken delivery of the underlying securities. These agreements matured January 3, 1995 except for $10,000 with City National Bank of Florida which matures on April 5, 1995.

     (In Thousands of Dollars)


     National Westminster Bank NJ                   $6,317

     City National Bank of Florida                  $1,482


          The Company's cash equivalents at December 31, 1994 also included U.S. Treasury Bills and bank time deposits.

     NOTE 4 - RESTRICTED CASH EQUIVALENTS

          Components of restricted cash equivalents at December 31 were as follows:

     (In Thousands of Dollars)                       1994           1993

     Showboat Lease payments
      and interest earned thereon
      held by trustee (see Note 11)                 $3,494        $ 3,405
     Amount, including interest earned,
      on deposit with trustee for
      Litigation Trust                               1,711          4,278
     Escrow for the SIHL Sale                                       4,000
     Collateral account for Series Notes                            1,220
     Plan consummation account (for
      payment of recapitalization costs)               141
     Cash equivalents securing letters
      of credit and other guarantees                    42          1,345
                                                    $5,388        $14,248

     NOTE 5 - RECEIVABLES

          Components of receivables at December 31 were as follows:

     (In Thousands of Dollars)                        1994          1993


     Gaming                                         $ 8,035       $15,566
       Less allowance for doubtful accounts          (3,819)       (6,598)
                                                      4,216         8,968
     Non-gaming:
       Hotel and related                                799         6,131
       Other trade                                                  2,560
       Interest on note receivable from
        related party                                                 271
       Contracts and notes                              270           212
       Other                                          1,306         2,431
                                                      2,375        11,605
       Less allowance for doubtful accounts             (82)       (1,276)
                                                      2,293        10,329

                                                    $ 6,509       $19,297


     NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

          Components of accounts payable and accrued liabilities at December 31 were as follows:

     (In Thousands of Dollars)                        1994          1993

     Accrued payroll and related taxes and
      benefits                                      $12,170       $16,277
     Accrued interest                                 7,609        18,464
     Accrued gaming taxes, fees and related
      assessments                                     7,064         7,719
     Customer deposits and unearned revenues          2,152         9,768
     Trade payables                                   1,441         8,524
     Accrued costs of recapitalization                  995         3,510
     Litigation Trust and related expenses              871         3,513
     Other accrued liabilities                        8,744        16,389

                                                    $41,046       $84,164


     NOTE 7 - LONG-TERM DEBT

          As described in Note 2, on May 3, 1994, the Series Notes were exchanged for, among other things, the Mortgage Notes and the Junior Mortgage Notes. The Series Notes, consisting of the Series A Notes and the Series B Notes, and the First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000 (the "Showboat Notes") had been issued pursuant to the Company's 1990 plan of reorganization.

          In November 1994, RIH purchased 12,899 Units comprising $12,899,000 principal amount of Junior Mortgage Notes and 12,899 shares of Class B Stock at a price of $6,740,000. The resulting gain of $4,008,000 is reported as an extraordinary item. As described in Note 2, a total of 35,000 Units were issued as part of the reorganization of RII in May 1994.

          The carrying value and fair value by component of long-term debt at December 31 were as follows:

                                          1994                   1993

                                  Carrying    Fair       Carrying     Fair
     (In Thousands of Dollars)     Value      Value       Value       Value

     Mortgage Notes               $125,000  $ 83,750
      Less unamortized discount    (18,123)
                                   106,877

     Junior Mortgage Notes          35,000
      Less notes held by RIH       (12,899)
                                    22,101    13,040
      Less unamortized discount     (3,669)
                                    18,432

     Series A Notes                                      $262,531   $176,552
      Less unamortized discount                            (8,331)
                                        -0-               254,200

     Series B Notes                                       219,376    147,530
      Less unamortized discount                            (7,447)
                                        -0-               211,929

     Showboat Notes                105,333    88,480      105,333     94,800
      Less unamortized discount    (18,184)               (20,452)
                                    87,149                 84,881

     Capitalized leases                 13        13          355        355
                                   212,471   185,283      551,365    419,237
     Less due within one year           (5)       (5)    (466,336)  (324,289)

                                  $212,466  $185,278     $ 85,029   $ 94,948


          The fair value presented above for the Company's long-term debt is based on December 31 closing market prices for publicly traded debt and carrying value for capitalized leases, because capitalized leases are not considered material to the total.

          For a description of the Mortgage Notes, the Junior Mortgage Notes and the Senior Facility, see "New Debt Securities" and "Senior Facility" in Note 2. Interest on the Mortgage Notes is payable semi-annually on March 15 and September 15 in each year. Interest on the Junior Mortgage Notes is payable semi-annually on June 15 and December 15 in each year.

          The Company owns a 10-acre parcel of land in Atlantic City underlying the Showboat Casino Hotel which parcel is subject to a 99-year net lease (the "Showboat Lease") which expires in 2082. The Showboat Notes are non-recourse notes, secured by a mortgage encumbering that 10-acre parcel, by a collateral assignment of the Showboat Lease, and by a pledge of any proceeds of the sale of such mortgage and collateral assignment.

          Interest on the Showboat Notes consists of a pass-through (subject to certain adjustments) of the lease payments received under the Showboat Lease. See Note 11 for a description of the Showboat Lease. Interest is payable semi-annually on January 15 and July 15.

          The effective interest rates on the Company's publicly held debt at December 31, 1994 were as follows: Mortgage Notes - 13.9%; Junior Mortgage Notes - 14.6%; and Showboat Notes - 11.2%. No principal payments are required during the next five years on the Mortgage Notes, the Junior Mortgage Notes or the Showboat Notes.

     NOTE 8 - SHAREHOLDERS' EQUITY

          RII is authorized to issue 100,000,000 shares of RII Common Stock, 120,000 shares of Class B Stock and 10,000,000 shares of preferred stock. Of the 39,694,172 shares of RII Common Stock outstanding at December 31, 1994, 20,000,000 were issued in 1990 as the Company emerged from bankruptcy proceedings; 20,000 were awarded to certain members of RII's Board of Directors in 1991; 137,234 were issued in settlement of certain claims ("Other Class 3C Claims") against RII and certain of its subsidiaries which were outstanding in 1989 when the Company entered bankruptcy proceedings; 16,984,438 were issued in May 1994 in exchange for the Series Notes pursuant to the Restructuring; 612,500 were issued t o f i nancial advisers in May 1994 in settlement of certain recapitalization costs; and 1,940,000 were issued as of August 1994 to an affiliate of Griffin Group in satisfaction of the final payment due under the Griffin Services Agreement. Additional shares of RII Common Stock may be issued in the future in settlement of remaining Other Class 3C Claims.

          See Note 2 for a description of Class B Stock issued as part of Units and the Griffin Warrant. See Note 10 for a description of notes receivable from related parties.

     NOTE 9 - STOCK OPTION PLANS

          Pursuant to the Plan, the 1990 SOP was terminated, although holders of options granted under that plan retain their options, and the 1994 SOP was adopted. The 1994 SOP allows for the granting of options to purchase up to 5% of the outstanding RII Common Stock, assuming the exercise of (i) the Griffin Warrant, (ii) all options granted under the 1990 SOP and outstanding as of the Effective Date and (iii) the maximum allowable options to be granted under the 1994 SOP. The 1994 SOP is to be administered by an Option Committee of RII's Board of Directors. In accordance with the 1994 SOP, on June 7, 1994 the four members serving on that committee were each granted options to purchase 10,000 shares of RII Common Stock. One half of these options are exercisable immediately and the remainder become exercisable on June 7, 1995. On August 1, 1994 RII granted options to purchase 998,500 shares of RII Common Stock to certain officers and other employees of RII and RIH. These options are to vest 25% per year on the first four anniversaries of the date granted.

          Options to purchase the following shares of RII Common Stock were outstanding at December 31, 1994:

                          Exercise        Options           Options
            Plan           Price        Outstanding       Exercisable


          1990 SOP         $1.875        1,420,381         1,420,381

          1994 SOP         $1.03125      1,038,500            20,000

                                         2,458,881         1,440,381


          No shares were issued in connection with the exercise of stock options during 1992, 1993 or 1994.

     NOTE 10 - RELATED PARTY TRANSACTIONS

     License and Services Agreements

          Pursuant to the Company's 1990 plan of reorganization, Merv Griffin, Chairman of RII's Board of Directors, Griffin Group, and RII entered into a License and Services Agreement. Pursuant to this agreement, for the two years ended September 16, 1992, RII was granted a non-exclusive license to use Mr. Griffin's name and likeness to promote its facilities and operations and Mr. Griffin agreed to act as Chairman of the Board of RII and to provide certain other services without compensation, subject to certain conditions relating principally to the continuation of his control of the Company.

          In April 1993, RII, RIH and Griffin Group entered into the Griffin Services Agreement effective as of September 17, 1992. Pursuant to this agreement, Griffin Group granted RII and RIH a non-exclusive license to use the name and likeness of Merv Griffin to advertise and promote the Company's facilities and operations. Also pursuant to the Griffin Services Agreement, Mr. Griffin is to provide certain services to the Company, including serving as Chairman of the Board of RII and as a host, producer and featured performer in various shows to be presented in Resorts Casino Hotel, and furnishing marketing and consulting services.

          The Griffin Services Agreement is to continue until September 17, 1997 and provides for earlier termination under certain circumstances including, among others, a change of control (as defined) of the Company and Mr. Griffin ceasing to serve as Chairman of the Board of RII.

          The Griffin Services Agreement provides for compensation to Griffin Group in the amount of $2,000,000 for the year ended September 16, 1993, and in specified amounts for each of the following years, which increase at approximately 5% per year. In accordance with the Griffin Services Agreement, upon signing, the Company paid Griffin Group $4,100,000, representing compensation for the first two years. Thereafter, the Griffin Services Agreement called for annual payments on September 17, each representing a prepayment for the year ending two years hence. In lieu of paying in cash, at the Company's option, the Company could satisfy its obligation to make any of the payments required under the Griffin Services Agreement by reducing the amount of the Group Note described below. In September 1993 the Company notified Griffin Group that it would satisfy its obligation to make the $2,205,000 payment for the year ending September 16, 1995 by reducing the Group Note by that amount. In May 1994, as part of the Restructuring, RII reduced the Group Note by $2,310,000 in satisfaction of the payment due in September 1994 for the year ending September 16, 1996. The final payment required under the Griffin Services Agreement, $2,425,000, was to be due in September 1995. On August 1, 1994, following review and approval by the independent members of RII's Board of Directors, RII agreed to issue 1,940,000 shares of RII Common Stock to an affiliate of Griffin Group in satisfaction of this final payment obligation. The closing price of RII Common Stock on the date of the agreement was $1.0625 per share. The shares are not registered under the Securities Act of 1933 and are restricted securities. In the event of an early termination of the Griffin Services Agreement, and depending on the circumstances of such early termination, all or a portion of the compensation paid to Griffin Group in respect of the period subsequent to the date of termination may be required to be repaid to the Company.

          The Griffin Services Agreement also provided for the issuance of the Griffin Warrant described in Note 2 on the Effective Date.

          In the Griffin Services Agreement the Company agreed to indemnify, defend and hold harmless Griffin Group and Mr. Griffin against certain claims, losses and costs, and to maintain certain insurance coverage with Mr. Griffin and Griffin Group as named insureds.

     Notes Receivable from Related Parties

          Pursuant to the Company's 1990 plan of reorganization, in September 1990 RII received $12,345,000 in cash and an $11,000,000 promissory note (the "Griffin Note") from Merv Griffin for certain shares of RII Common Stock purchased by him. In April 1993, in accordance with the Griffin Services Agreement, Mr. Griffin made a partial payment of $4,100,000 on this note comprised of $3,477,000 principal and $623,000 accrued interest. The Griffin Note, which then had a remaining balance of
     $7,523,000, was cancelled and a new note from Griffin Group, the Group Note, in the amount of $7,523,000 was substituted therefor. The Group Note was unconditionally guaranteed as to principal and interest by Mr. Griffin and bore interest at the rate of 3%. As noted above, the balance of the Group Note was reduced by $2,205,000 in September 1993 and by $2,310,000 in May 1994 in satisfaction of fees due to Griffin Group under the Griffin Services Agreement. Also in May 1994, as part of the Restructuring, Griffin Group repaid the remaining principal balance of $3,008,000 and accrued interest thereon.

     Other

          The   Company  reimbursed  Griffin  Group  $296,000,  $219,000  and
     $396,000 for charter air services related to Company business rendered in 1994, 1993 and 1992, respectively.

          In 1994 the Company incurred charges from unaffiliated parties of $394,000 in producing the live television broadcast of "Merv Griffin's New Year's Eve Special" from Resorts Casino Hotel. For each of the 1993 and 1992 productions of "Merv Griffin's New Year's Eve Special," which also were broadcast live on television, the Company paid $100,000 and provided certain facilities, labor and accommodations to subsidiaries of January Enterprises, Inc., of which Merv Griffin formerly was Chairman.

          Antonio C. Alvarez II, a shareholder of Alvarez & Marsal, Inc., was a member of the Board of Directors of RII from September 1990 until the Effective Date. In 1994 the Company paid Alvarez & Marsal, Inc. $225,000 and issued 112,500 shares of RII Common Stock as compensation for financial advisory services rendered in connection with the Restructuring. The Company paid Alvarez & Marsal, Inc. $300,000 for financial advisory services rendered in 1992.

     NOTE 11 - SHOWBOAT LEASE

          The Company leases to a subsidiary ("ACS") of Showboat, Inc., a resort and casino operator, approximately 10 acres of land adjacent to the Boardwalk in Atlantic City. Under the 99-year net lease, lease payments are payable in equal monthly installments on the first day of each month. The lease payments for the lease year ending March 31, 1995, total $8,326,000. The lease payments are adjusted annually, as of April 1, for changes in the consumer price index.

          Pursuant to the lease agreement, the Company is unable to transfer its interest in the lease, other than to an affiliate, without giving ACS the opportunity to purchase such interest at terms no less favorable than agreed to by any other party.

          As described in Note 7, the Showboat Notes are secured by a mortgage encumbering the real property which is subject to the Showboat Lease, by a collateral assignment of the Showboat Lease, and by a pledge of any proceeds of the sale of such mortgage and collateral assignment. L e a s e payments under the Showboat Lease are required to be passed-through to holders of the Showboat Notes.

     NOTE 12 - RETIREMENT PLANS

          RII and certain of its subsidiaries participate, and certain of RII's former subsidiaries participated, in a defined contribution plan covering substantially all of their non-union, full-time employees. The Company makes contributions to this plan based on a percentage of eligible employee contributions. Total pension expense for this plan w a s $683,000, $804,000 and $767,000 in 1994, 1993 and 1992,
     respectively.

          In addition to the plan described above, union and certain other employees of RIH and certain former subsidiaries of RII are covered by multi-employer defined benefit pension plans to which the subsidiaries make, or made, contributions. The Company's pension expense for these plans totalled $1,066,000, $1,392,000 and $1,403,000 in 1994, 1993 and
     1992, respectively.

     NOTE 13 - WRITE-DOWN OF NON-OPERATING REAL ESTATE

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

     NOTE 14 - INCOME TAXES

          As  discussed  in  Note  1,  the Company adopted SFAS 109 effective
     January 1, 1993. There was no effect on the accompanying Consolidated Statements of Operations nor was there a cumulative effect of adopting SFAS 109.

          Because the exchange of the Series Notes occurred pursuant to a plan confirmed by the Bankruptcy Court, any cancellation of debt income realized by reason of the consummation of the Plan is excludable from the Company's federal taxable income. In 1994 the Company recorded a current federal tax provision of $300,000 representing the estimated alternative minimum tax ("AMT") resulting from utilization of net operating loss ("NOL") carryforwards to offset the taxable income generated in 1994. This taxable income was primarily due to the sale of t h e Paradise Island operations. Though this sale generated a $72,463,000 loss for book purposes, the tax bases of the assets and equity sold were significantly less than the book bases. The NOL's utilized were available to the Company under the provisions of the Internal Revenue Code for gains existing as of the date of change in ownership. The current federal tax provision was offset by a deferred federal tax benefit of the same amount resulting from the AMT credit carryforward.

          NOL's were generated for federal tax purposes in 1993 and 1992, therefore no current federal tax provision was recorded in those years. During 1992 the Company received federal income tax refunds of $1,348,000 when the audit of the Company's 1981 and 1982 tax returns was completed. Such amount was recorded as a federal income tax benefit in 1992.

          In August 1993 tax law changes were enacted which resulted in an increase in the Company's federal income tax rate. The increase resulted in a $1,000,000 increase in the Company's deferred income tax liability and a deferred income tax provision of the same amount.

          No state tax provision was recorded in 1994, 1993 or 1992 due to the utilization of state NOL carryforwards in states where the Company generated taxable income.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 were as follows:

     (In Thousands of Dollars)                          1994         1993


     Deferred tax liabilities:
       Basis differences on property and
        equipment used in operations                 $ (52,600)   $ (92,800)
       Other                                            (2,800)      (2,400)
         Total deferred tax liabilities                (55,400)     (95,200)

     Deferred tax assets:
       Net operating loss carryforwards                195,800      259,900
       Basis differences on property not used
        in operations                                   15,200        6,900
       Book reserves not yet deductible for tax         12,900       17,100
       Basis differences on debt                        10,000       15,100
       Tax credit carryforwards                          3,100        2,900
       Other                                             5,900        5,300
         Total deferred tax assets                     242,900      307,200

       Valuation allowance for deferred tax
        assets                                        (241,200)    (266,000)
         Deferred tax assets, net of valuation
          allowance                                      1,700       41,200

     Net deferred tax liabilities                    $ (53,700)   $ (54,000)


          The effective income tax rate on the loss before income taxes and extraordinary items varies from the statutory federal income tax rate as a result of the following factors:

                                        1994          1993         1992

     Statutory federal income
      tax rate                         (35.0%)       (35.0%)      (34.0%)

     Net operating losses for
      which no tax benefit
      was recognized                    37.2%         34.7%        33.6%

     Income taxes refunded                                         (2.5%)

     Other, including impact
      of increase in tax rate
      in 1993                           (2.2%)         1.3%          .4%

     Effective tax expense
      (benefit) rate                     0.0%          1.0%        (2.5%)


          For federal income tax purposes the Company had NOL carryforwards of approximately $559,000,000 at December 31, 1994. Of this amount, approximately $177,000,000 is not limited as to use and expires from 2005 through 2008. Due to the change of ownership of RII in 1990, the balance of the NOL carryforwards (the "Pre-Change NOL's"), which expires from 1999 through 2005, is limited in its availability to offset future taxable income of the Company. These Pre-Change NOL's are available to offset gains on sales of assets which were owned by the Company at the date of the change in ownership of the Company and which are sold within five years of that date, or, by September 1995. Assuming no further qualifying asset sales take place within the required period, all but approximately $83,000,000 of the Pre-Change NOL's are expected to expire unutilized.

          At December 31, 1994, RIH had approximately $136,000,000 of NOL carryforwards in New Jersey, which expire from 1995 through 1997. Also at that date the Company had significant NOL carryforwards in Florida, which expire from 1995 through 2008.

          Also, for federal income tax purposes, the Company had tax credit carryforwards of $3,100,000 at December 31, 1994 which expire from 1998 through 2009.

          The source of loss before income taxes and extraordinary items was as follows:

     (In Thousands of Dollars)            1994          1993        1992


     U.S. source loss                  $(106,487)    $ (81,542)   $(41,526)
     Foreign source earnings (loss)        7,596       (19,622)    (13,276)

     Loss before income taxes
      and extraordinary items          $ (98,891)    $(101,164)   $(54,802)

     NOTE 15 - STATEMENTS OF CASH FLOWS

          S u pplemental disclosures required by Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," are presented below.

     (In Thousands of Dollars)            1994          1993         1992


     Reconciliation of net earnings
      (loss) to net cash provided
      by operating activities:
       Net earnings (loss)             $  91,117     $(102,164)   $(53,454)
       Adjustments to reconcile net
        earnings (loss) to net cash
        provided by operating
        activities:
         Extraordinary items            (190,008)
         Loss on SIHL Sale                72,463
         Write-down of non-operating
          real estate                     20,525
         Depreciation                     17,250        27,924      25,322
         Amortization (principally
          debt discounts)                 15,046        51,254      37,569
         Interest expense settled by
          issuance of long-term debt                    40,268      31,165
         Provision for doubtful
          receivables                      1,212         2,889       4,047
         Provision for discount on
          CRDA obligations, net of
          amortization                     1,456         1,538       1,447
         Deferred tax provision
          (benefit)                         (300)        1,000
         Recapitalization costs            5,232         8,789       2,848
         Proceeds from Litigation
          Trust                           (2,542)
         Net loss on sales of
          property and equipment             107           220         113
         Net (increase) decrease in
          receivables                       (913)        2,236       2,744
         Net (increase) decrease in
          inventories and prepaid
          expenses                         3,967          (849)        429
         Net (increase) decrease in
          deferred charges and
          other assets                     1,073          (416)     (1,499)
         Net increase (decrease) in
          accounts payable and
          accrued liabilities             14,463        11,327     (10,299)

       Net cash provided by
        operating activities           $  50,148     $  44,016    $ 40,432

     (In Thousands of Dollars)           1994           1993      1992


     Non-cash investing and
      financing transactions:

       Exchange of Series Notes for:
         New Debt Securities
          (at estimated market value)  $135,300
         SIHL Shares (at estimated
          market value)                  60,000
         RII Common Stock (at
          estimated market value)        24,415
         Other liabilities                  125

       Exchange of Griffin Note
        for Group Note                                 $7,523

       Reduction in Group Note
        applied to prepaid services       2,310         2,205

       Issuance of RII Common Stock
        for prepaid services              2,060

       Issuance of RII Common Stock
        in settlement of certain
        recapitalization costs              865

       Increase in liabilities for
        additions to property and
        equipment and other assets           80           632     $112

       Reclassifications to other
        assets from receivables
        and property and equipment                        450      337

       Other Class 3C Claims settled
        for RII Common Stock and
        Series B Notes                                             227


     NOTE 16 - COMMITMENTS AND CONTINGENCIES

     CRDA

          The Casino Control Act, as originally adopted, required a licensee to make investments equal to 2% of the licensee's gross revenue (as defined in the Casino Control Act) (the "investment obligation") for each calendar year, commencing in 1979, in which such gross revenue exceeded its "cumulative investments" (as defined in the Casino Control
     Act). A licensee had five years from the end of each calendar year to satisfy this investment obligation or become liable for an "alternative tax" in the same amount. In 1984 the New Jersey legislature amended the Casino Control Act so that these provisions now apply only to investment obligations for the years 1979 through 1983.

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

          An analysis of RIH's investment obligations under the Casino Control Act and RIH's means of settlement since 1979 follows:

     (In Thousand of Dollars)          1973-1983     1984-1994      Total


     Investment obligations            $(21,637)     $(32,296)    $(53,933)

     Means of settlement:
       Housing related investments
        under audit                      13,104                     13,104

       Housing related investments
        previously approved               1,000                      1,000

       CRDA deposits/bond purchases       7,533        31,523       39,056

     Remaining investment obligation
      at December 31, 1994, which
      was deposited in January 1995    $     -0-     $   (773)    $   (773)


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

          RIH also received a letter dated November 9, 1989, from the State of New Jersey Department of the Treasury (the "Treasury") stating that the housing related investments made by RIH were not sufficient to meet its investment obligation for the years 1979 through 1983. The letter also stated that alternative tax in the amount of $21,637,000 was due for those years, in addition to penalties and interest thereon which amounted to $12,514,000 as of the date of the letter. As set forth in t h e table above, the Company believes that $8,533,000 of such obligations have been settled; $7,533,000 in cash and $1,000,000 by previously approved housing related investments. Also, the Company has received audit reports issued by an agency acting on behalf of the Treasury identifying $10,165,000 of project development costs available for investment credit towards the investment obligation. This leaves a total of $2,939,000 of housing related investments under audit in question. The Company has notified the Treasury that it takes exception to the Treasury's computation of amounts due. Further, the Company believes that the $2,939,000 of housing related investments in question will be found, under further audit, to have been satisfied.

          These  matters  have  been  dormant for some time.  The Company was
     v e rbally  contacted  by  the  Treasury  in  late  1993  regarding  the
     Treasury's
     proposal for a resolution of these matters, but has had no communication since then. If the CRDA's interpretation as to the periods of time during which qualifying expenditures can be made is found to be correct, or if the Treasury's issue is determined adversely, RIH could be required to pay the relevant amount in cash to the CRDA. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from these issues will not have a material adverse effect on the accompanying consolidated financial statements.

          As reflected in the table above, through December 31, 1994, RIH had made CRDA deposits/bond purchases totalling $39,056,000. However, in August 1989 RIH donated $12,048,000 to the CRDA in exchange for which R I H was relieved of its obligation to purchase CRDA bonds of $18,193,000. Because RIH already had the $18,193,000 for bond purchases on deposit with the CRDA, the difference between this amount and the amount of the donation, or $6,145,000, was refunded to RIH in August 1989. Thus, at December 31, 1994, RIH had a remaining balance of $5,286,000 face value of bonds issued by the CRDA and had $15,577,000 on deposit with the CRDA. These bonds and deposits, net of an estimated discount charged to expense to reflect the below-market interest rate payable on the bonds, were recorded as other assets in the Company's Consolidated Balance Sheets.

          RIH records charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges in 1994, 1993 and 1992 for discounts on obligations arising in those years were $1,461,000, $1,541,000 and $1,451,000 respectively.

     Litigation

          RII and certain of its subsidiaries are defendants in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

     NOTE 17 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

          Schedules of geographic and business segment information relating to (i) revenues, (ii) contribution to consolidated loss before income t a x e s and extraordinary items and (iii) identifiable assets, depreciation and capital additions are included in "ITEM 7. MANAGEMENT'S D I S CUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                             PRO FORMA FINANCIAL DATA

          Set forth below is an unaudited pro forma statement of operations for the year ended December 31, 1994 which gives effect to the Restructuring as if it occurred on January 1, 1994. This pro forma statement of operations excludes the gains (losses) resulting from the Restructuring and the costs associated therewith. The unaudited pro forma information is not necessarily indicative of future results or what the Company's results of operations would actually have been had the transactions occurred on January 1, 1994. Such information should not be used as a basis to project results for any future period.

                            Resorts International, Inc.
                  PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                             (In Thousands of Dollars)

                                       For the Year Ended December 31, 1994

                                                    Pro Forma
                                      Historical   Adjustments    Pro Forma

     Revenues:
       Casino                         $278,597     $ (28,115)(a)  $250,482
       Rooms                            20,553       (13,419)(a)     7,134
       Food and beverage                28,255       (13,646)(a)    14,609
       Other casino/hotel revenues      12,216        (7,708)(a)     4,508
       Other operating revenues          4,582        (4,577)(a)         5
       Real estate related               8,813                       8,813
                                       353,016       (67,465)      285,551
     Expenses:
       Casino                          160,371       (16,623)(a)   143,748
       Rooms                             6,030        (2,787)(a)     3,243
       Food and beverage                25,131        (9,308)(a)    15,823
       Other casino/hotel operating
        expenses                        46,446       (11,687)(a)    34,759
       Other operating expenses          3,483        (3,483)(a)        -0-
       Selling, general and
        administrative                  48,124        (9,394)(a)    39,801
                                                       1,971 (b)
                                                        (900)(c)
       Depreciation                     17,250        (4,013)(a)    13,237
       Real estate related               1,763                       1,763
       Write-down of non-operating
        real estate                     20,525                      20,525
       Loss on SIHL Sale                72,463       (72,463)(d)        -0-
                                       401,586      (128,687)      272,899

     Earnings (loss) from operations   (48,570)       61,222        12,652
     Other income (deductions):
       Interest income                   2,686         1,967 (a)     2,403
                                                      (2,250)(e)
       Interest expense                (35,271)           10 (a)   (25,096)
                                                      16,064 (f)
                                                      (5,899)(g)
       Amortization of debt discounts  (15,046)       12,021 (f)    (3,513)
                                                        (488)(g)
       Recapitalization costs           (5,232)        1,326 (a)        -0-
                                                       3,906 (h)
       Proceeds from Litigation
        Trust                            2,542                       2,542
     Loss before extraordinary items  $(98,891)    $  87,879      $(11,012)

     Loss before extraordinary items
      per share                       $  (3.02)                   $   (.29)
     Weighted average number of
      shares outstanding                32,687                      38,567(i)


     See Notes to Pro Forma Consolidated Statement of Operations.

              NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS


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

     (f) Reflects the elimination of interest expense and amortization of debt discounts on the Series Notes.

     (g) Reflects interest expense and amortization of debt discounts on the M o rtgage Notes and the Junior Mortgage Notes from the assumed transaction date of January 1, 1994 through the Effective Date.

     (h) Reflects the elimination of recapitalization costs incurred in connection with the Restructuring.

     (i) Reflects the issuance, as of January 1, 1994, of (x) 612,500 shares of RII Common Stock to financial advisers in settlement of certain recapitalization costs and (y) 16,984,438 shares of RII Common Stock in exchange for the Series Notes.

                                                                    SCHEDULE I

                            Resorts International, Inc.
                                   (Registrant)
                                  BALANCE SHEETS
                             (In Thousands of Dollars)


                                                          December 31,

     Assets                                           1994           1993

     Current assets:
       Cash (including cash equivalents
        of $8,625 and $16,868)                     $  8,627       $ 16,902
       Restricted cash equivalents                    5,388         12,903
       Receivables                                      277            914
       Prepaid expenses                                 965          1,006
         Total current assets                        15,257         31,725

     Property and equipment, net of
      accumulated depreciation of $118
      and $419                                       88,007        102,042

     Net advances to subsidiaries                    43,008        157,453

     Investments in subsidiaries, at
      cost plus equity in earnings                   (3,417)       214,993

                                                   $142,855       $506,213


     See Notes to Financial Statements.

                                                                    SCHEDULE I


                            Resorts International, Inc.
                                   (Registrant)
                                  BALANCE SHEETS
                    (In Thousands of Dollars, except par value)




     Liabilities and Shareholders'                        December 31,

      Equity (Deficit)                                1994           1993

     Current liabilities:
       Current maturities of long-term
        debt, net of unamortized discounts                        $ 466,129
       Accounts payable and accrued liabilities    $  11,375         34,347
         Total current liabilities                    11,375        500,476

     Long-term debt, net of unamortized
      discounts                                       87,149         84,881

     Deferred income taxes                            34,300         34,600

     Commitments and contingencies (Note E)

     Shareholders' equity (deficit):
       RII Common Stock - 39,694,172 and
        20,157,234 shares outstanding -
        $.01 par value                                   397            202
       Class B Stock - 35,000 shares
        outstanding in 1994 - $.01 par value
       Capital in excess of par                      129,237        102,092
       Accumulated deficit                          (119,603)      (210,720)
                                                      10,031       (108,426)
       Note receivable from related party                            (5,318)
         Total shareholders' equity (deficit)         10,031       (113,744)

                                                   $ 142,855      $ 506,213


     See Notes to Financial Statements.

                                                                                                                  SCHEDULE I
                                                     Resorts International, Inc.
                                                            (Registrant)
                                                      STATEMENTS OF OPERATIONS
                                                      (In Thousands of Dollars)
                                                                                   For the Year Ended December 31,
                                                                             1994                 1993            1992
        Real estate related and other revenues                            $   9,143            $   8,383        $  8,138

        Expenses:
          Real estate related                                                 1,785                1,278           1,241
          Corporate expense, net of management fees                          (6,444)              (4,143)            247
          Depreciation                                                           51                   89             129
          Write-down of non-operating real estate                            12,775
          Loss on SIHL Sale                                                  74,019

                                                                             82,186               (2,776)          1,617

        Earnings (loss) from operations                                     (73,043)              11,159           6,521

        Other income (deductions):
          Interest income                                                     1,032                1,909           3,784
          Interest expense                                                  (24,404)             (57,000)        (40,361)
          Amortization of debt discounts                                    (14,289)             (51,203)        (37,569)
          Recapitalization costs                                             (1,236)              (2,727)           (874)
          Proceeds from Litigation Trust                                        847
        Loss before equity in net earnings (loss) of subsidiaries,
         registrant income taxes and extraordinary item                    (111,093)             (97,862)        (68,499)

        Equity in net earnings (loss) of subsidiaries                        16,195               (3,704)          2,703

        Loss before registrant income taxes and extraordinary item          (94,898)            (101,566)        (65,796)

        Income tax benefit (expense)                                             15                 (598)         12,342

        Loss before extraordinary item                                      (94,883)            (102,164)        (53,454)

        Extraordinary item                                                  186,000

        Net earnings (loss)                                               $  91,117            $(102,164)       $(53,454)



        See Notes to Financial Statements.

                                                                                                                  SCHEDULE I
                                                     Resorts International, Inc.
                                                            (Registrant)
                                                      STATEMENTS OF CASH FLOWS
                                                      (In Thousands of Dollars)
                                                                                    For the Year Ended December 31,
                                                                             1994                 1993             1992
        Cash flows from operating activities:
          Cash received from customers                                    $   8,609            $  8,383         $  8,138
          Management fees from subsidiaries                                  11,053              13,546           13,913
          Cash paid to suppliers and employees                               (8,015)            (11,429)         (16,308)
          Cash flow from operations before interest and income taxes         11,647              10,500            5,743
          Interest received                                                   1,306               2,562            4,024
          Interest paid                                                      (8,250)             (8,199)          (7,970)
          Income taxes refunded (paid) and received from (paid to)
           subsidiaries                                                        (711)                308           12,478
            Net cash provided by operating activities                         3,992               5,171           14,275

        Cash flows from investing activities:
          Cash proceeds from SIHL Sale                                       70,147
          Proceeds from sales of property                                       534
          Proceeds from prior year sale of property                                                                2,484
          Proceeds from sales of short-term money market securities
           with maturities greater than three months                                                               1,200
          Payments for property and equipment                                   (36)               (107)             (26)
          Repayments from (advances to) subsidiaries                          1,632              (7,909)         (11,376)
            Net cash provided by (used in) investing activities              72,277              (8,016)          (7,718)

        Cash flows from financing activities:
          Excess Cash and cash proceeds of SIHL Sale distributed to
           noteholders                                                     (103,434)
          Dividends received from subsidiary                                 12,262
          Payments of recapitalization costs                                 (4,742)             (2,270)          (3,440)
          Collection of note receivable from related party                    3,008               3,477
          Proceeds from Litigation Trust                                        847
            Net cash provided by (used in) financing activities             (92,059)              1,207           (3,440)

        Net increase (decrease) in cash and cash equivalents                (15,790)             (1,638)           3,117
        Cash and cash equivalents at beginning of period                     29,805              31,443           28,326
        Cash and cash equivalents at end of period                        $  14,015            $ 29,805         $ 31,443



        See Notes to Financial Statements.

                                                                     SCHEDULE I

                            Resorts International, Inc.
                                   (Registrant)
                           NOTES TO FINANCIAL STATEMENTS


     Note A - General

          The Notes to Consolidated Financial Statements contained elsewhere in this report are an integral part of the registrant's financial statements and should be read in conjunction therewith.

     Note B - Restructuring of Series Notes

          See Note 2 of Notes to Consolidated Financial Statements for a description of the Restructuring.

     Note C - Long-term Debt

          The Showboat Notes described in Note 7 of Notes to Consolidated F i n a ncial Statements are the registrant's only long-term debt outstanding at December 31, 1994. There are no principal payments required under such debt until the year 2000.

          If the Senior Facility Notes described in Note 2 of Notes to Consolidated Financial Statements are issued, they will be guaranteed by the registrant.

     Note D - Dividends

          As   part  of  the  Restructuring,  the  registrant  received  cash dividends totalling $12,262,000 from subsidiaries in order for the registrant to make certain distributions called for by the Plan.

     Note E - Commitments and Contingencies

          The registrant is a defendant in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying financial statements.

                                                                                                                 SCHEDULE II


                                            Resorts International, Inc. and Subsidiaries
                                                         VALUATION ACCOUNTS
                                                      (In Thousands of Dollars)


                                                      Balance at     Additions                                   Balance at
                                                      beginning      charged to                                    end of
                                                      of period       expenses      SIHL Sale    Deductions (A)    period
        For the year ended December 31, 1994:

        Allowance for doubtful receivables:
          Gaming                                        $6,598         $  846        $(2,248)       $(1,377)        $3,819
          Other                                          1,276            366         (1,511)           (49)            82
                                                        $7,874         $1,212        $(3,759)       $(1,426)        $3,901


        For the year ended December 31, 1993:

        Allowance for doubtful receivables:
          Gaming                                        $6,952         $2,336                       $(2,690)        $6,598
          Other                                          1,212            553                          (489)         1,276
                                                        $8,164         $2,889                       $(3,179)        $7,874


        For the year ended December 31, 1992:

        Allowance for doubtful receivables:
          Gaming                                        $8,169         $3,098                       $(4,315)        $6,952
          Other                                          1,709            949                        (1,446)         1,212
                                                        $9,878         $4,047                       $(5,761)        $8,164



        (A)  Write-off of uncollectible accounts, net of recoveries.


              SELECTED QUARTERLY FINANCIAL DATA  (Unaudited)
        (In Thousands of Dollars, except per share data)

        The table below reflects selected quarterly financial data for the years 1994 and 1993.
                                                      1994                                            1993
        For the Quarter             First       Second      Third     Fourth       First       Second     Third      Fourth
        Operating revenues (A)     $111,872    $ 90,816    $79,760   $70,568      $114,154    $106,697   $117,007   $101,706

        Earnings (loss) from
         operations (A)            $  8,112    $(79,764)   $15,056   $ 8,026      $  9,106    $  1,791   $  9,783   $ (7,782)
        Recapitalization costs(B)    (4,382)     (5,406)     1,300     3,256          (593)     (1,156)    (3,130)    (3,910)
        Proceeds from Litigation
         Trust                        2,542
        Other income (deductions),
         net (C)                    (30,006)     (5,184)    (6,571)   (5,870)      (21,411)    (26,003)   (25,757)   (32,102)
        Earnings (loss) before
         income taxes and
         extraordinary items        (23,734)    (90,354)     9,785     5,412       (12,898)    (25,368)   (19,104)   (43,794)
        Income tax expense                                                                                 (1,000)
        Earnings (loss) before
         extraordinary items        (23,734)    (90,354)     9,785     5,412       (12,898)    (25,368)   (20,104)   (43,794)
        Extraordinary items
         (B and D)                              187,300     (1,300)    4,008
        Net earnings (loss)        $(23,734)   $ 96,946    $ 8,485   $ 9,420      $(12,898)   $(25,368)  $(20,104)  $(43,794)

        Per share data (E):
          Earnings (loss) before
           extraordinary items     $  (1.18)   $  (2.86)   $   .25   $   .14      $   (.64)   $  (1.26)  $  (1.00)  $  (2.17)
          Extraordinary items                      5.93       (.03)      .10
          Net earnings (loss)      $  (1.18)   $   3.07    $   .22   $   .24      $   (.64)   $  (1.26)  $  (1.00)  $  (2.17)


        (A)   The  Company's  Paradise Island operations were disposed of on May 3, 1994, through the SIHL Sale, as part of the
              Restructuring.   Earnings (loss) from operations for the second quarter of 1994 includes a loss of $73,108,000 on the  SIHL  Sale  and  a  $20,525,000  charge  for  the  write-down of non-operating real estate in Atlantic City.
              Earnings  (loss)  from  operations for the fourth quarter of 1994 includes a credit adjustment of $645,000 to the loss on SIHL Sale.  See Notes 2 and 13 of Notes to Consolidated Financial Statements.
        (B)   In  October  1994,  after settlement of the majority of recapitalization costs and updating estimates of unbilled costs and costs still to be incurred, the Company determined that the cash balance required to pay such costs was
              $1,300,000 less than originally anticipated.  This determination resulted in the $1,300,000 reclassification from recapitalization  costs  to extraordinary items reported in the third quarter of 1994.  Recapitalization costs in the  fourth  quarter  of 1994 represent credits resulting from the reversal of restructuring reserves provided in connection with the Company's 1990 plan of reorganization.
        (C)   Includes interest income, interest expense and amortization of debt discounts.
        (D)  See Notes 2 and 7 of Notes to Consolidated Financial Statements.
        (E)   Earnings  per share for the four quarters of 1994 do not add to the total reported for the year due to changes in the average number of shares outstanding during the year.

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                     PART III


     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this item with respect to directors is incorporated by reference to the registrant's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities
     Exchange Act of 1934 in connection with RII's 1995 annual meeting of shareholders.

          The executive officers of RII are:
                                                               Executive
                                                                Officer
          Name                                       Age         Since

          Merv Griffin                               69          1988
           Chairman of the Board of Directors

          Matthew B. Kearney                         55          1982
           Office of the President, Executive
           Vice President-Finance, Chief
           Financial Officer and Treasurer

          David G. Bowden                            54          1979
           Vice President-Controller, Chief
           Accounting Officer, Secretary
           and Assistant Treasurer

     RII's officers serve at the pleasure of the Board of Directors.

     Business Experience

          The principal occupations and business experience for the last five years or more of the executive officers of RII are as follows:

          Merv Griffin - Chairman of the Board of RII since November 1988; Chairman of Griffco Resorts Holding, Inc. ("Griffco," a Company which through September 1990 was owned by Mr. Griffin and from November 1988 through September 1990 was RII's parent) from its incorporation in May 1986 to September 1990; President of Griffco from September 1988 to September 1990; Chairman of Griffin Group since its incorporation in September 1988; Chairman of January Enterprises, Inc. ("January Enterprises"), a television production and holding company doing business as Merv Griffin Enterprises, from 1964 to May 1986, and Chief Executive Officer from 1964 to March 1994; director of Hollywood Park Operating Company from 1987 to June 1991; television and radio producer since 1945. Mr. Griffin created and produced the nationally syndicated television game shows, "Wheel of Fortune" and "Jeopardy." For 21 years, through 1986, Mr. Griffin hosted "The Merv Griffin Show," a nationally syndicated talk show. In 1986, Mr. Griffin sold

          January Enterprises to The Coca Cola Company, but he continues to act as Executive Producer of "Wheel of Fortune" and "Jeopardy," now owned by Sony Pictures Entertainment, Inc.

          Matthew B. Kearney - Office of the President of RII since November 1993; Executive Vice President - Finance of RII since September 1 9 9 3 ; Chief Financial Officer of RII since 1982; Vice P r esident-Finance of RII from 1982 through September 1993; Treasurer of RII since May 1993.

          David G. Bowden - Vice President-Controller and Chief Accounting Officer of RII since 1979; Secretary of RII since August 1994.


     ITEM 11.  EXECUTIVE COMPENSATION

          The information called for by this item is incorporated by reference to the registrant's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with RII's 1995 annual meeting of shareholders.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information called for by this item is incorporated by reference to the registrant's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with RII's 1995 annual meeting of shareholders.


     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by this item is incorporated by reference to the registrant's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with RII's 1995 annual meeting of shareholders.


                                      PART IV


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K.

          (a) Documents Filed as Part of This Report

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

     3. The following exhibits are filed herewith or incorporated by reference:

     Exhibit
     Numbers      Exhibit

     (2) Plan of Reorganization. (Incorporated by reference to Appendix A of the Information Statement/Prospectus included in registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (3)(a) Form of Amended and Restated Certificate of Incorporation of RII. (Incorporated by reference to Exhibit 3.01 to registrant's Form S-1 Registration Statement in File No. 33-53371.)

     (3)(b) Form of Amended and Restated By-Laws of RII. (Incorporated by reference to Exhibit 3.02 to registrant's Form S-1 Registration Statement in File No. 33-53371.)

     (4)(a) See Exhibits (3)(a) and (3)(b) as to the rights of holders of registrant's common stock.

     (4)(b)(1) Form of Indenture among RIHF, as issuer, RIH, as guarantor, and State Street Bank and Trust Company of Connecticut, National Association, as trustee, with respect to RIHF 11% Mortgage Notes due 2003. (Incorporated by reference to
                  Exhibit 4.04 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(2) Form of Mortgage between RIH and State Street Bank and Trust Company of Connecticut, National Association, securing Guaranty of RIHF Mortgage Notes. (Incorporated by reference to Exhibit 4.22 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(3) Form of Mortgage between RIH and RIHF, securing RIH Promissory Note. (Incorporated by reference to Exhibit 4.23 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(4) Form of Assignment of Agreements made by RIHF, as Assignor, to State Street Bank and Trust Company of Connecticut, National Association, as Assignee, regarding RIH Promissory Note. (Incorporated by reference to Exhibit 4.24 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(5)    Form  of  Assignment  of  Leases  and  Rents made by RIH, as
                  Assignor, to RIHF, as Assignee, regarding RIH Promissory Note. (Incorporated by reference to Exhibit 4.25 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(6) Form of Assignment of Leases and Rents made by RIH, as Assignor, to State Street Bank and Trust Company of Connecticut, National Association, as Assignee, regarding Guaranty of RIHF Mortgage Notes. (Incorporated by reference to Exhibit 4.26 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(7) Form of Assignment of Operating Assets made by RIH, as Assignor, to State Street Bank and Trust Company of Connecticut, National Association, as Assignee, regarding Guaranty of RIHF Mortgage Notes. (Incorporated by reference to Exhibit 4.28 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(8)    Form  of  Assignment  of  Operating  Assets  made by RIH, as
                  Assignor, to RIHF, as Assignee, regarding RIH Promissory Note. (Incorporated by reference to Exhibit 4.34 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(9) Form of Amended and Restated $125,000,000 RIH Promissory Note. (Incorporated by reference to Exhibit A to Exhibit
                  (4)(b)(1) hereto.)

     (4)(c)(1)    F o rm  of  Indenture  between  RIHF,  as  issuer,  RIH,  as guarantor, and U.S. Trust Company of California, N.A., as trustee, with respect to RIHF 11.375% Junior Mortgage Notes due 2004. (Incorporated by reference to Exhibit 4.05 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(2) Form of Mortgage between RIH and U.S. Trust Company of California, N.A., securing Guaranty of RIHF Junior Mortgage Notes. (Incorporated by reference to Exhibit 4.29 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(3) Form of Mortgage between RIH and RIHF, securing RIH Junior Promissory Note. (Incorporated by reference to Exhibit 4.30 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(4) Form of Assignment of Agreements made by RIHF, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding RIH Junior Promissory Note. (Incorporated by r e f erence to Exhibit 4.31 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(5) Form of Assignment of Leases and Rents made by RIH, as Assignor, to RIHF, as Assignee, regarding RIH Junior Promissory Note. (Incorporated by reference to Exhibit 4.32 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(6) Form of Assignment of Leases and Rents made by RIH, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding Guaranty of RIHF Junior Mortgage Notes. (Incorporated by reference to Exhibit 4.33 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(7) Form of Assignment of Operating Assets made by RIH, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding the Guaranty of the RIHF Junior Mortgage Notes. (Incorporated by reference to Exhibit 4.35 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(8) Form of Assignment of Operating Assets made by RIH, as Assignor, to RIHF, as Assignee, regarding RIH Junior Promissory Note. (Incorporated by reference to Exhibit 4.27 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(9) F o rm of Amended and Restated $35,000,000 RIH Junior Promissory Note. (Incorporated by reference to Exhibit A to Exhibit (4)(c)(1) hereto.)

     (4)(d) Indenture dated as of September 14, 1990, between the registrant and The Bank of New York, as Trustee, with r e s p ect to registrant's First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000, with Exhibits as executed. (Incorporated by reference to Exhibit (4)(b) to registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1990, in File No. 1-4748.)

     (4)(e) Griffin Warrant. (Incorporated by reference to Exhibit 4.21 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(f)* Resorts International, Inc. Senior Management Stock Option Plan. (Incorporated by reference to Exhibit 8.5 to Exhibit 35 to registrant's Form 8 Amendment No. 1 to its Form 8-K Current Report dated August 30, 1990, in File No. 1-4748.)

     (4)(g)*      Form  of  RII  1994  Stock  Option  Plan.   (Incorporated by
                  reference to Exhibit C to Exhibit 2 hereto.)

     (10)(a)(1) Lease Agreement, dated October 26, 1983, between the registrant and Ocean Showboat, Inc. (Incorporated by reference to Exhibit (10)(c)(i) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1986, in File No. 1-4748.)

     (10)(a)(2) First Amendment, dated January 15, 1985, to Lease Agreement, dated October 26, 1983, between the registrant and Atlantic City Showboat, Inc. (assignee from affiliate - Ocean Showboat, Inc.). (Incorporated by reference to Exhibit
                  (10)(c)(ii) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1984, in File No. 1-4748.)

     (10)(a)(3) Second and Third Amendments, dated July 5 and October 28, 1985, respectively, to Lease Agreement, dated October 26, 1983, between the registrant and Atlantic City Showboat, Inc. (Incorporated by reference to Exhibit (10)(c)(iii) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1985, in File No. 1-4748.)

     (10)(a)(4) Restated Third Amendment, dated August 28, 1986, to Lease Agreement, dated October 26, 1983, between the registrant and Atlantic City Showboat, Inc. (Incorporated by reference to Exhibit (10)(c)(iv) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1986, in File No. 1-4748.)

     (10)(a)(5) F o urth Amendment, dated December 16, 1986, to Lease Agreement, dated October 26, 1983, between the registrant and Atlantic City Showboat, Inc. (Incorporated by reference to Exhibit (10)(c)(v) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1986, in File No. 1-4748.)

     (10)(a)(6) Fifth Amendment, dated February 1987, to Lease Agreement, dated October 26, 1983, between the registrant and Atlantic City Showboat, Inc. (Incorporated by reference to Exhibit
                  (10)(c)(vi) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1986, in File No. 1-4748.)

     (10)(a)(7) Sixth Amendment, dated March 13, 1987, to Lease Agreement, dated October 26, 1983, between the registrant and Atlantic City Showboat, Inc. (Incorporated by reference to Exhibit
                  (10)(c)(vii) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1986, in File No. 1-4748.)

     (10)(a)(8) S e venth Amendment, dated October 18, 1988, to Lease Agreement, dated October 26, 1983, between the registrant and Atlantic City Showboat, Inc. (Incorporated by reference to Exhibit (10)(c)(viii) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1988, in File No. 1-4748.)

     (10)(b)(1)* RII Executive Health Plan. (Incorporated by reference to Exhibit (10)(c)(1) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992, in File No. 1-4748.)

     (10)(b)(2)* Resorts Retirement Savings Plan. (Incorporated by reference to Exhibit (10)(c)(2) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

     (10)(c)(1)* Employment Agreement, dated May 3, 1991, between RII and Matthew B. Kearney. (Incorporated by reference to Exhibit
                  (10)(d)(3) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

     (10)(c)(2)* Amendment to Employment Agreement, dated December 3, 1992, between RII and Matthew B. Kearney. (Incorporated by r e ference to Exhibit 10.24 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(c)(3)* Second Amendment to Employment Agreement, dated September 24, 1993, between RII and Matthew B. Kearney. (Incorporated by reference to Exhibit 10.25 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(d)(1)* Stock Option Agreement, dated as of May 3, 1991, between the registrant and Matthew B. Kearney. (Incorporated by reference to Exhibit (10)(e)(3) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

     (10)(d)(2)* Stock Option Agreement, dated as of May 3, 1991, between the registrant and David G. Bowden. (Incorporated by reference to Exhibit (10)(e)(5) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

     (10)(e)(1)* License and Services Agreement, dated as of September 17, 1992, among Griffin Group, RII and RIH. (Incorporated by reference to Exhibit 10.34(a) to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(e)(2)* Form of Amendment to License and Services Agreement, dated as of September 17, 1992, among Griffin Group, RII and RIH. ( I n c o rporated by reference to Exhibit 10.34(b) to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(e)(3)* Letter agreement between RII and Griffin Group regarding issuance of shares of RII's common stock in satisfaction of payment obligation pursuant to Griffin Services Agreement. (Incorporated by reference to Exhibit (10) to registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1994, in File No. 1-4748.)

     (10)(f) Litigation Trust Agreement, dated as of September 17, 1990, among RII, RIFI, Griffin Resorts Holding Inc. and Griffin Resorts Inc. (now GGRI). (Incorporated by reference to
                  Exhibit 1.46 to Exhibit 35 to the Form 8 Amendment dated November 16, 1990, to registrant's Form 8-K Current Report dated August 30, 1990, in File No. 1-4748.)

     (10)(g)(1)   Promissory  Note,  dated September 17, 1992, between Griffin
                  Group  and  the  registrant.   (Incorporated by reference to
                  Exhibit 1 to Exhibit (10)(e)(1) hereto.)

     (10)(g)(2)   Guaranty  dated  September  17, 1992 by Mervyn E. Griffin in
                  favor  of  RII.   (Incorporated by reference to Exhibit 2 to
                  Exhibit (10)(e)(1) hereto.)

     (10)(h) Indemnity Agreement, executed on September 19, 1990, between Merv Griffin and the registrant. (Incorporated by reference to Exhibit 9.6 to Exhibit 35 to the Form 8 Amendment dated November 16, 1990, to registrant's Form 8-K Current Report dated August 30, 1990, in File No. 1-4748.)

     (10)(i)(1) Paradise Island Purchase Agreement dated October 11, 1993 between RII and Sun International Hotels Limited, with Exhibits and Schedules. (Incorporated by reference to E x h ibit 10.55 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(i)(2) Amendment dated as of November 30, 1993 to the Paradise Island Purchase Agreement dated October 11, 1993 between RII and Sun International Hotels Limited concerning Bahamas Developers Limited. (Incorporated by reference to Exhibit 10.55(a) to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(i)(3) Amendment dated as of November 30, 1993 to the Paradise Island Purchase Agreement dated October 11, 1993 between RII and Sun International Hotels Limited. (Incorporated by reference to Exhibit 10.55(b) to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(i)(4) Amendment dated as of January 26, 1994 to the Paradise Island Purchase Agreement dated October 11, 1993 between RII and Sun International Hotels Limited. (Incorporated by reference to Exhibit 10.55(c) to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(j)(1) Bondholders Support Agreement dated October 11, 1993 among RII, Griffin Resorts Inc. (now GGRI), Sun International Investments Limited, Sun International Hotels Limited, TCW S p ecial Credits and Fidelity Management and Research Company, concerning bondholders support. (Incorporated by r e ference to Exhibit 10.52 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(j)(2) Form of Amendment to Bondholders Support Agreement dated October 11, 1993 among RII, Griffin Resorts Inc. (now GGRI), Sun International Investments Limited, Sun International Hotels Limited, TCW Special Credits and Fidelity Management a n d Research Company, concerning bondholders support. ( I n c o rporated by reference to Exhibit 10.52(a) to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(k) Letter Agreement dated October 11, 1993 among Fidelity Management and Research Company, TCW Special Credits, RII and Sun International Hotels Limited concerning consent rights of holders of Old Series Notes. (Incorporated by r e ference to Exhibit 10.53 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(l)(1) Letter Agreement dated October 19, 1993 among RII, Fidelity Management, TCW Special Credits, Sun International Hotels Limited, Sun International Investments Limited and GGRI regarding GGRI, Inc. (Incorporated by reference to Exhibit
                  10.56 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(l)(2) Letter Agreement dated October 15, 1993, among RII, Fidelity Management, TCW Special Credits and Sun International Hotels Limited regarding P.I. Resorts Limited. (Incorporated by r e ference to Exhibit 10.58 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(m) Form of Intercreditor Agreement by and among RIHF, RIH, RII, GGRI, State Street Bank and Trust Company of Connecticut, National Association, U.S. Trust Company of California, N.A. a n d any lenders which provide additional facilities. (Incorporated by reference to Exhibit 10.64 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(n)(1) Form of Note Purchase Agreement dated May 3, 1994, among RIHF, RII and RIH, and certain funds advised or managed by Fidelity with respect to issuance of Senior Facility Notes. (Incorporated by reference to Exhibit 10.65 to Form S-1 Registration Statement in File No. 33-53371.)

     (10)(n)(2) Revised term sheet for 11.0% Senior Secured Loan due 2002 with RIHF as issuer. (Incorporated by reference to Exhibit
                  10.54 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(n)(3)   Letter  agreement  dated February 27, 1995, amending Exhibit
                  (10)(n)(1) hereto.

     (10)(o) Form of Registration Rights Agreement dated as of April 29, 1994, among RII, RIHF, RIH, Fidelity and TCW. (Incorporated by reference to Exhibit 10.66 to Form S-1 Registration Statement in File No. 33-53371.)

     (10)(p)      F o r m    o f  Nominee  Agreement  between  RIHF  and  RIH.
                  (Incorporated by reference to Exhibit 10.57 to Form S-1 Registration Statement in File No. 33-53371.)

     (21)         Subsidiaries of the registrant.

     (27)         Financial data schedule.
     _________________
     *  Management contract or compensatory plan.

          Registrant   agrees  to  file  with  the  Securities  and  Exchange
     Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

          (b)  Reports on Form 8-K

          RII filed a Form 8-K Current Report, dated November 16, 1994 to report that RIH purchased 12,899 Units comprising $12,899,000 principal amount of Junior Mortgage Notes and 12,899 shares of Class B Stock at a price of $6,740,000.

          (c)  Exhibits Required by Item 601 of Regulation S-K

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

                                          RESORTS INTERNATIONAL, INC.
                                                  (Registrant)


     Date:  March 22, 1995              By/s/ Merv Griffin
                                          Merv Griffin
                                          Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By/s/ Merv Griffin                              March 22, 1995
       Merv Griffin
       Chairman of the Board

     By/s/ William J. Fallon                         March 22, 1995
       William J. Fallon
       Director

     By/s/ Thomas E. Gallagher                       March 22, 1995
       Thomas E. Gallagher
       Director

     By/s/ Jay M. Green                              March 22, 1995
       Jay M. Green
       Director

     By/s/ Charles Masson                            March 22, 1995
       Charles Masson
       Director

     By/s/ Vincent J. Naimoli                        March 22, 1995
       Vincent J. Naimoli
       Director

     By/s/ Matthew B. Kearney                        March 22, 1995
       Matthew B. Kearney
       Executive Vice President - Finance
       (Principal Executive Officer and
        Principal Financial Officer)

     By/s/ David G. Bowden                           March 22, 1995
       David G. Bowden
       Vice President - Controller
       (Principal Accounting Officer)

                            RESORTS INTERNATIONAL, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX


     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (2)          Plan of Reorganization         Incorporated by reference to
                                                 Appendix A of the
                                                 Information
                                                 Statement/Prospectus
                                                 included in registrant's
                                                 Form S-4 Registration
                                                 Statement in File No. 33-
                                                 50733.

     (3)(a)       Form of Amended and Restated   Incorporated by reference to
                  Certificate of Incorporation   Exhibit 3.01 to registrant's
                  of RII.                        Form S-1 Registration
                                                 Statement in File No. 33-
                                                 53371.

     (3)(b)       Form of Amended and Restated   Incorporated by reference to
                  By-Laws of RII.                Exhibit 3.02 to registrant's
                                                 Form S-1 Registration
                                                 Statement in File No. 33-
                                                 53371.

     (4)(a)       See Exhibits (3)(a) and
                  (3)(b) as to the rights of
                  holders of registrant's
                  common stock.

     (4)(b)(1)    Form of Indenture among        Incorporated by reference to
                  RIHF, as issuer, RIH, as       Exhibit 4.04 to registrant's
                  guarantor, and State Street    Form S-4 Registration
                  Bank and Trust Company of      Statement in File No. 33-
                  Connecticut, National          50733.
                  Association, as trustee,
                  with respect to RIHF 11%
                  Mortgage Notes due 2003.

     (4)(b)(2)    Form of Mortgage between RIH   Incorporated by reference to
                  and State Street Bank and      Exhibit 4.22 to registrant's
                  Trust Company of               Form S-4 Registration
                  Connecticut, National          Statement in File No. 33-
                  Association, securing          50733.
                  Guaranty of RIHF Mortgage
                  Notes.

                            RESORTS INTERNATIONAL, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (4)(b)(3)    Form of Mortgage between RIH   Incorporated by reference to
                  and RIHF, securing RIH         Exhibit 4.23 to registrant's
                  Promissory Note.               Form S-4 Registration
                                                 Statement in File No. 33-
                                                 50733.

     (4)(b)(4)    Form of Assignment of          Incorporated by reference to
                  Agreements made by RIHF, as    Exhibit 4.24 to registrant's
                  Assignor, to State Street      Form S-4 Registration
                  Bank and Trust Company of      Statement in File No. 33-
                  Connecticut, National          50733.
                  Association, as Assignee,
                  regarding RIH Promissory
                  Note.

     (4)(b)(5)    Form of Assignment of Leases   Incorporated by Reference to
                  and Rents made by RIH, as      Exhibit 4.25 to registrant's
                  Assignor, to RIHF, as          Form S-4 Registration
                  Assignee, regarding RIH        Statement in File No. 33-
                  Promissory Note.               50733.

     (4)(b)(6)    Form of Assignment of Leases   Incorporated by reference to
                  and Rents made by RIH, as      Exhibit 4.26 to registrant's
                  Assignor, to State Street      Form S-4 Registration
                  Bank and Trust Company of      Statement in File No. 33-
                  Connecticut, National          50733.
                  Association, as Assignee,
                  regarding Guaranty of RIHF
                  Mortgage Notes.

     (4)(b)(7)    Form of Assignment of          Incorporated by reference to
                  Operating Assets made by       Exhibit 4.28 to registrant's
                  RIH, as Assignor, to State     Form S-4 Registration
                  Street Bank and Trust          Statement in File No. 33-
                  Company of Connecticut,        50733.
                  National Association, as
                  Assignee, regarding Guaranty
                  of RIHF Mortgage Notes.

                            RESORTS INTERNATIONAL, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (4)(b)(8)    Form of Assignment of          Incorporated by reference to
                  Operating Assets made by       Exhibit 4.34 to registrant's
                  RIH, as Assignor, to RIHF,     Form S-4 Registration
                  as Assignee, regarding RIH     Statement in File No. 33-
                  Promissory Note.               50733.

     (4)(b)(9)    Form of Amended and Restated   Incorporated by reference to
                  $125,000,000 RIH Promissory    Exhibit A to Exhibit
                  Note.                          (4)(b)(1) hereto.

     (4)(c)(1)    Form of Indenture between      Incorporated by reference to
                  RIHF, as issuer, RIH, as       Exhibit 4.05 to registrant's
                  guarantor, and U.S. Trust      Form S-4 Registration
                  Company of California, N.A.,   Statement in File No. 33-
                  as trustee, with respect to    50733.
                  RIHF 11.375% Junior Mortgage
                  Notes due 2004.

     (4)(c)(2)    Form of Mortgage between RIH   Incorporated by reference to
                  and U.S. Trust Company of      Exhibit 4.29 to registrant's
                  California, N.A., securing     Form S-4 Registration
                  Guaranty of RIHF Junior        Statement in File No. 33-
                  Mortgage Notes.                50733.

     (4)(c)(3)    Form of Mortgage between RIH   Incorporated by reference to
                  and RIHF, securing RIH         Exhibit 4.30 to registrant's
                  Junior Promissory Note.        Form S-4 Registration
                                                 Statement in File No. 33-
                                                 50733.

     (4)(c)(4)    Form of Assignment of          Incorporated by reference to
                  Agreements made by RIHF, as    Exhibit 4.31 to registrant's
                  Assignor, to U.S. Trust        Form S-4 Registration
                  Company of California, N.A.,   Statement in File No. 33-
                  as Assignee, regarding RIH     50733.
                  Junior Promissory Note.

     (4)(c)(5)    Form of Assignment of Leases   Incorporated by reference to
                  and Rents made by RIH, as      Exhibit 4.32 to registrant's
                  Assignor, to RIHF, as          Form S-4 Registration
                  Assignee, regarding RIH        Statement in File No. 33-
                  Junior Promissory Note.        50733.

                            RESORTS INTERNATIONAL, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (4)(c)(6)    Form of Assignment of Leases   Incorporated by reference to
                  and Rents made by RIH, as      Exhibit 4.33 to registrant's
                  Assignor, to U.S. Trust        Form S-4 Registration
                  Company of California, N.A.,   Statement in File No. 33-
                  as Assignee, regarding         50733.
                  Guaranty of RIHF Junior
                  Mortgage Notes.

     (4)(c)(7)    Form of Assignment of          Incorporated by reference to
                  Operating Assets made by       Exhibit 4.35 to registrant's
                  RIH, as Assignor, to U.S.      Form S-4 Registration
                  Trust Company of California,   Statement in File No. 33-
                  N.A., as Assignee, regarding   50733.
                  the Guaranty of the RIHF
                  Junior Mortgage Notes.

     (4)(c)(8)    Form of Assignment of          Incorporated by reference to
                  Operating Assets made by       Exhibit 4.27 to registrant's
                  RIH, as Assignor, to RIHF,     Form S-4 Registration
                  as Assignee, regarding RIH     Statement in File No. 33-
                  Junior Promissory Note.        50733.

     (4)(c)(9)    Form of Amended and Restated   Incorporated by reference to
                  $35,000,000 RIH Junior         Exhibit A to Exhibit
                  Promissory Note.               (4)(c)(1) hereto.

     (4)(d)       Indenture dated as of          Incorporated by reference to
                  September 14, 1990, between    Exhibit (4)(b) to
                  the registrant and The Bank    registrant's Form 10-Q
                  of New York, as Trustee,       Quarterly Report for the
                  with respect to registrant's   quarter ended September 30,
                  First Mortgage Non-Recourse    1990, in File No. 1-4748.
                  Pass-Through Notes due June
                  30, 2000, with Exhibits as
                  executed.

     4)(e)        Griffin Warrant.               Incorporated by reference to
                                                 Exhibit 4.21 to registrant's
                                                 Form S-4 Registration
                                                 Statement in File No. 33-
                                                 50733.

                            RESORTS INTERNATIONAL, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (4)(f)       Resorts International, Inc.    Incorporated by reference to
                  Senior Management Stock        Exhibit 8.5 to Exhibit 35 to
                  Option Plan.                   registrant's Form 8
                                                 Amendment No. 1 to its Form
                                                 8-K Current Report dated
                                                 August 30, 1990, in File No.
                                                 1-4748.

     (4)(g)       Form of RII 1994 Stock         Incorporated by reference to
                  Option Plan.                   Exhibit C to Exhibit 2
                                                 hereto.

     (10)(a)(1)   Lease Agreement, dated         Incorporated by reference to
                  October 26, 1983, between      Exhibit (10)(c)(i) to
                  the registrant and Ocean       registrant's Form 10-K
                  Showboat, Inc.                 Annual Report for the fiscal
                                                 year ended December 31,
                                                 1986, in File No. 1-4748.

     (10)(a)(2)   First Amendment, dated         Incorporated by reference to
                  January 15, 1985, to Lease     Exhibit (10)(c)(ii) to
                  Agreement, dated October 26,   registrant's Form 10-K
                  1983, between the registrant   Annual Report for the fiscal
                  and Atlantic City Showboat,    year ended December 31,
                  Inc. (assignee from            1984, in File No. 1-4748.
                  affiliate - Ocean Showboat,
                  Inc.).

     (10)(a)(3)   Second and Third Amendments,   Incorporated by reference to
                  dated July 5 and October 28,   Exhibit (10)(c)(iii) to
                  1985, respectively, to Lease   registrant's Form 10-K
                  Agreement, dated October 26,   Annual Report for the fiscal
                  1983, between the registrant   year ended December 31,
                  and Atlantic City Showboat,    1985, in File No. 1-4748.
                  Inc.

     (10)(a)(4)   Restated Third Amendment,      Incorporated by reference to
                  dated August 28, 1986, to      Exhibit (10)(c)(iv) to
                  Lease Agreement, dated         registrant's Form 10-K
                  October 26, 1983, between      Annual Report for the fiscal
                  the registrant and Atlantic    year ended December 31,
                  City Showboat, Inc.            1986, in File No. 1-4748.

                            RESORTS INTERNATIONAL, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (10)(a)(5)   Fourth Amendment, dated        Incorporated by reference to
                  December 16, 1986, to Lease    Exhibit (10)(c)(v) to
                  Agreement, dated October 26,   registrant's Form 10-K
                  1983, between the registrant   Annual Report for the fiscal
                  and Atlantic City Showboat,    year ended December 31,
                  Inc.                           1986, in File No. 1-4748.

     (10)(a)(6)   Fifth Amendment, dated         Incorporated by reference to
                  February 1987, to Lease        Exhibit (10)(c)(vi) to
                  Agreement, dated October 26,   registrant's Form 10-K
                  1983, between the registrant   Annual Report for the fiscal
                  and Atlantic City Showboat,    year ended December 31,
                  Inc.                           1986, in File No. 1-4748.

     (10)(a)(7)   Sixth Amendment, dated March   Incorporated by reference to
                  13, 1987, to Lease             Exhibit (10)(c)(vii) to
                  Agreement, dated October 26,   registrant's Form 10-K
                  1983, between the registrant   Annual Report for the fiscal
                  and Atlantic City Showboat,    year ended December 31,
                  Inc.                           1986, in File No. 1-4748.

     (10)(a)(8)   Seventh Amendment, dated       Incorporated by reference to
                  October 18, 1988, to Lease     Exhibit (10)(c)(viii) to
                  Agreement, dated October 26,   registrant's Form 10-K
                  1983, between the registrant   Annual Report for the fiscal
                  and Atlantic City Showboat,    year ended December 31,
                  Inc.                           1988, in File No. 1-4748.

     (10)(b)(1)   RII Executive Health Plan.     Incorporated by reference to
                                                 Exhibit (10)(c)(1) to
                                                 registrant's Form 10-K
                                                 Annual Report for the fiscal
                                                 year ended December 31,
                                                 1992, in File No. 1-4748.

     (10)(b)(2)   Resorts Retirement Savings     Incorporated by reference to
                  Plan.                          Exhibit (10)(c)(2) to
                                                 registrant's Form 10-K
                                                 Annual Report for the fiscal
                                                 year ended December 31,
                                                 1991, in File No. 1-4748.

                            RESORTS INTERNATIONAL, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (10)(c)(1)   Employment Agreement, dated    Incorporated by reference to
                  May 3, 1991, between RII and   Exhibit (10)(d)(3) to
                  Matthew B. Kearney.            registrant's Form 10-K
                                                 Annual Report for the fiscal
                                                 year ended December 31,
                                                 1991, in File No. 1-4748.

     (10)(c)(2)   Amendment to Employment        Incorporated by reference to
                  Agreement, dated December 3,   Exhibit 10.24 to
                  1992, between RII and          registrant's Form S-4
                  Matthew B. Kearney.            Registration Statement in
                                                 File No. 33-50733.

     (10)(c)(3)   Second Amendment to            Incorporated by reference to
                  Employment Agreement, dated    Exhibit 10.25 to
                  September 24, 1993, between    registrant's Form S-4
                  RII and Matthew B. Kearney.    Registration Statement in
                                                 File No. 33-50733.

     (10)(d)(1)   Stock Option Agreement,        Incorporated by reference to
                  dated as of May 3, 1991,       Exhibit (10)(e)(3) to
                  between the registrant and     registrant's Form 10-K
                  Matthew B. Kearney.            Annual Report for the fiscal
                                                 year ended December 31,
                                                 1991, in File No. 1-4748.

     (10)(d)(2)   Stock Option Agreement,        Incorporated by reference to
                  dated as of May 3, 1991,       Exhibit (10)(e)(5) to
                  between the registrant and     registrant's Form 10-K
                  David G. Bowden.               Annual Report for the fiscal
                                                 year ended December 31,
                                                 1991, in File No. 1-4748.

     (10)(e)(1)   License and Services           Incorporated by reference to
                  Agreement, dated as of         Exhibit 10.34(a) to
                  September 17, 1992, among      registrant's Form S-4
                  Griffin Group, RII and RIH.    Registration Statement in
                                                 File No. 33-50733.

     (10)(e)(2)   Form of Amendment to License   Incorporated by reference to
                  and Services Agreement,        Exhibit 10.34(b) to
                  dated as of September 17,      registrant's Form S-4
                  1992, among Griffin Group,     Registration Statement in
                  RII, and RIH.                  File No. 33-50733.

                            RESORTS INTERNATIONAL, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (10)(e)(3)   Letter agreement between RII   Incorporated by reference to
                  and Griffin Group regarding    Exhibit (10) to registrant's
                  issuance of shares of RII's    Form 10-Q Quarterly Report
                  common stock in satisfaction   for the quarter ended June
                  of payment obligation          30, 1994, in File No. 1-
                  pursuant to Griffin Services   4748.
                  Agreement.

     (10)(f)      Litigation Trust Agreement,    Incorporated by reference to
                  dated as of September 17,      Exhibit 1.46 to Exhibit 35
                  1990, among RII, RIFI,         to the Form 8 Amendment
                  Griffin Resorts Holding Inc.   dated November 16, 1990, to
                  and Griffin Resorts Inc.       registrant's Form 8-K
                  (now GGRI).                    Current Report dated August
                                                 30, 1990, in File No. 1-
                                                 4748.

     (10)(g)(1)   Promissory Note, dated         Incorporated by reference to
                  September 17, 1992, between    Exhibit 1 to Exhibit
                  Griffin Group and the          (10(e)(1) hereto.
                  registrant.

     (10)(g)(2)   Guaranty dated September 17,   Incorporated by reference to
                  1992 by Mervyn E. Griffin in   Exhibit 2 to Exhibit
                  favor of RII.                  (10)(e)(1) hereto.

     (10)(h)      Indemnity Agreement,           Incorporated by reference to
                  executed on September 19,      Exhibit 9.6 to Exhibit 35 to
                  1990, between Merv Griffin     the Form 8 Amendment dated
                  and the registrant.            November 16, 1990, to
                                                 registrant's Form 8-K
                                                 Current Report dated August
                                                 30, 1990, in File No. 1-
                                                 4748.

     (10)(i)(1)   Paradise Island Purchase       Incorporated by reference to
                  Agreement dated October 11,    Exhibit 10.55 to
                  1993 between RII and Sun       registrant's Form S-4
                  International Hotels           Registration Statement in
                  Limited, with Exhibits and     File No. 33-50733.
                  Schedules.

                            RESORTS INTERNATIONAL, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (10)(i)(2)   Amendment dated as of          Incorporated by reference to
                  November 30, 1993 to the       Exhibit 10.55(a) to
                  Paradise Island Purchase       registrant's Form S-4
                  Agreement dated October 11,    Registration Statement in
                  1993 between RII and Sun       File No. 33-50733.
                  International Hotels Limited
                  concerning Bahamas
                  Developers Limited.

     (10)(i)(3)   Amendment dated as of          Incorporated by reference to
                  November 30, 1993 to the       Exhibit 10.55(b) to
                  Paradise Island Purchase       registrant's Form S-4
                  Agreement dated October 11,    Registration Statement in
                  1993 between RII and Sun       File No. 33-50733.
                  International Hotels
                  Limited.

     (10)(i)(4)   Amendment dated as of          Incorporated by reference to
                  January 26, 1994 to the        Exhibit 10.55(c) to
                  Paradise Island Purchase       registrant's Form S-4
                  Agreement dated October 11,    Registration Statement in
                  1993 between RII and Sun       File No. 33-50733.
                  International Hotels
                  Limited.

     (10)(j)(1)   Bondholders Support            Incorporated by reference to
                  Agreement dated October 11,    Exhibit 10.52 to
                  1993 among RII, Griffin        registrant's Form S-4
                  Resorts Inc. (now GGRI), Sun   Registration Statement in
                  International Investments      File No. 33-50733.
                  Limited, Sun International
                  Hotels Limited, TCW Special
                  Credits and Fidelity
                  Management and Research
                  Company, concerning
                  bondholders support.

                            RESORTS INTERNATIONAL, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX


     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (10)(j)(2)   Form of Amendment to           Incorporated by reference to
                  Bondholders Support            Exhibit 10.52(a) to
                  Agreement dated October 11,    registrant's Form S-4
                  1993 among RII, Griffin        Registration Statement in
                  Resorts Inc. (now GGRI), Sun   File No. 33-50733.
                  International Investments
                  Limited, Sun International
                  Hotels Limited, TCW Special
                  Credits and Fidelity
                  Management and Research
                  Company, concerning
                  bondholders support.

     (10)(k)      Letter Agreement dated         Incorporated by reference to
                  October 11, 1993 among         Exhibit 10.53 to
                  Fidelity Management and        registrant's Form S-4
                  Research Company, TCW          Registration Statement in
                  Special Credits, RII and Sun   File No. 33-50733.
                  International Hotels Limited
                  concerning consent rights of
                  holders of Old Series Notes.

     (10)(l)(1)   Letter Agreement dated         Incorporated by reference to
                  October 19, 1993 among RII,    Exhibit 10.56 to
                  Fidelity Management, TCW       registrant's Form S-4
                  Special Credits, Sun           Registration Statement in
                  International Hotels           File No. 33-50733.
                  Limited, Sun International
                  Investments Limited and GGRI
                  regarding GGRI, Inc.

     (10)(l)(2)   Letter Agreement dated         Incorporated by reference to
                  October 15, 1993, among RII,   Exhibit 10.58 to
                  Fidelity Management, TCW       registrant's Form S-4
                  Special Credits and Sun        Registration Statement in
                  International Hotels Limited   File No. 33-50733.
                  regarding P.I. Resorts
                  Limited.

                            RESORTS INTERNATIONAL, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (10)(m)      Form of Intercreditor          Incorporated by reference to
                  Agreement by and among RIHF,   Exhibit 10.64 to
                  RIH, RII, GGRI, State Street   registrant's Form S-4
                  Bank and Trust Company of      Registration Statement in
                  Connecticut, National          File No. 33-50733.
                  Association, U.S. Trust
                  Company of California, N.A.
                  and any lenders which
                  provide additional
                  facilities.

     (10)(n)(1)   Form of Note Purchase          Incorporated by reference to
                  Agreement dated May 3, 1994,   Exhibit 10.65 to Form S-1
                  among RIHF, RII and RIH, and   Registration Statement in
                  certain funds advised or       File No. 33-53371.
                  managed by Fidelity with
                  respect to issuance of
                  Senior Facility Notes.

     (10)(n)(2)   Revised term sheet for 11.0%   Incorporated by reference to
                  Senior Secured Loan due 2002   Exhibit 10.54 to
                  with RIHF as issuer.           registrant's Form S-4
                                                 Registration Statement in
                                                 File No. 33-50733.

     (10)(n)(3)   Letter agreement dated         Page 93
                  February 27, 1995, amending
                  Exhibit (10)(n)(1) hereto.

     (10)(o)      Form of Registration Rights    Incorporated by reference to
                  Agreement dated as of April    Exhibit 10.66 to Form S-1
                  29, 1994, among RII, RIHF,     Registration Statement in
                  RIH, Fidelity and TCW.         File No. 33-53371.

     (10)(p)      Form of Nominee Agreement      Incorporated by reference to
                  between RIHF and RIH.          Exhibit 10.57 to Form S-1
                                                 Registration Statement in
                                                 File No. 33-53371.

     (21)         Subsidiaries of the            Page 95
                  registrant.

     (27)         Financial data schedule.       Page 96