Form 10-K/A
period 1994-12-31
RESORTS INTERNATIONAL INC
filed 1995-04-27
CIK 83394

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                  Form 10-K/A No. 1

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

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RESORTS INTERNATIONAL, INC.
                                                   (Registrant)




                                           By /s/ Matthew B. Kearney
                                              Matthew B. Kearney
                                              Executive Vice
                                              President - Finance


       April 27, 1995





                               Total Number of Pages 14

                                       PART III


       ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The directors of Resorts International, Inc. ("RII") are:

                                                                 Director
       Name                                          Age          Since

       Merv Griffin                                  69            1988
        Chairman of the Board of Directors

       William J. Fallon                             41            1994

       Thomas E. Gallagher                           50            1993
        President and Chief Executive Officer

       Jay M. Green                                  47            1994

       Charles M. Masson                             42            1994

       Vincent J. Naimoli                            57            1994


             P u r s u ant to RII's Amended and Restated Certificate of Incorporation, the total number of directors is fixed at six. Holders of RII's Class B Redeemable Common Stock (the "Class B Stock") are entitled to elect one-third of RII's Board of Directors (the "Class B Directors") and under certain circumstances they would be entitled to elect a majority of RII's Board of Directors. The remaining directors are elected by holders of RII's common stock (the "RII Common Stock"). The Board of Directors is divided into three equal classes, Class I, Class II, and Class III, which have staggered three year terms. Class I directors are to serve for a term ending at the annual meeting to be held in 1995, Class II directors are to serve for a term ending at the annual meeting to be held in 1996, and Class III directors are to serve for a term ending at the annual meeting to be held in 1997. Notwithstanding the foregoing, each director shall serve until his successor is elected and qualified or until his earlier death, resignation or removal.

             RII's present Board of Directors was appointed pursuant to a joint plan of reorganization (the "Plan") effected by RII and certain of its subsidiaries on May 3, 1994 (the "Effective Date"). Messrs. Gallagher and Green compose Class I, Messrs. Fallon and Naimoli compose Class II, and Messrs. Griffin and Masson compose Class III. Messrs. Naimoli and Masson serve as Class B Directors. The directors serving on the committees of the Board are as follows: Audit Committee -
       Messrs. Green, Masson and Naimoli; Compensation/Option Committee - Messrs. Fallon, Green, Masson and Naimoli; Executive Committee - Messrs. Griffin, Gallagher and Masson; and Business Development and Strategic Planning Committee - Messrs. Fallon, Gallagher and Masson.

             Pursuant to the Plan, Antonio C. Alvarez II, Warren Cowan, Joseph
       G. Kordsmeier and Paul C. Sheeline resigned from RII's Board of Directors as of the Effective Date.

             The executive officers of RII are:

                                                                  Executive
       Name                                          Age        Officer Since

       Merv Griffin                                  69           1988
        Chairman of the Board of Directors

       Thomas E. Gallagher                           50           1995
        President and Chief Executive Officer

       Matthew B. Kearney                            55           1982
        Executive Vice President-Finance,
        Chief Financial Officer and Treasurer

       David G. Bowden                               54           1979
        Vice President-Controller, Chief
        Accounting Officer, Secretary and
        Assistant Treasurer


       RII's officers serve at the pleasure of the Board of Directors.

       Business Experience

             The principal occupations and business experience for the last five years or more of the directors and executive officers of RII are as follows:

             Merv Griffin - Chairman of the Board of RII since November 1988; Chairman of Griffco Resorts Holding, Inc. ("Griffco," a company which through September 1990 was owned by Mr. Griffin and from November 1988 through September 1990 was RII's parent) from its incorporation in May 1986 to September 1990; President of Griffco from September 1988 to September 1990; Chairman of The Griffin Group, Inc. ("Griffin Group"), a company controlled by Merv Griffin, since its incorporation in September 1988; Chairman of January Enterprises, Inc. ("January Enterprises"), a television production and holding company doing business as Merv Griffin Enterprises, from 1964 to May 1986, and Chief Executive Officer from 1964 to March 1994; director of Hollywood Park Operating Company from 1987 to June 1991; television and radio producer since 1945. Mr. Griffin created and produced the nationally s y ndicated television game shows, "Wheel of Fortune" and "Jeopardy." For 21 years, through 1986, Mr. Griffin hosted "The Merv Griffin Show," a nationally syndicated talk show. In 1986, Mr. Griffin sold January Enterprises to The Coca Cola Company, but he continues to act as Executive Producer of "Wheel of Fortune" and "Jeopardy," now owned by Sony Pictures Entertainment, Inc.

             William J. Fallon - Executive Vice President of R.M. Bradley & Co. Inc. ("Bradley"), a real estate brokerage and management company, since  March  1994; Senior Vice President of Bradley from 1988 to
             March 1994; other positions with Bradley from 1979 to 1988; a director of Massachusetts Certified Development Corporation, a small business development company, since 1987; President of A.D. Ventures, Inc., an asset development consulting company owned by Mr. Fallon, since its formation in September 1994. A.D. Ventures, Inc. has provided real estate consulting services to Griffin Group.

             Thomas E. Gallagher - RII's Board of Directors appointed Mr. Gallagher President and Chief Executive Officer of RII effective May 1, 1995. President and Chief Executive Officer of Griffin Group since April 1992; a director of Players International, Inc., a gaming company, since December 1992. For the preceding 15 years, Mr. Gallagher was a partner of the law firm of Gibson, Dunn & Crutcher.

             Jay M. Green - Executive Vice President-Chief Financial Officer and Treasurer of Culbro Corporation ("Culbro"), a diversified consumer and industrial products company since 1988; Chairman of the Board of The Eli Witt Company, a Culbro subsidiary, since February 1993; prior to 1988, Vice President and Controller of Columbia Pictures Entertainment, Inc.

             Charles M. Masson - Chairman of the Board of Directors of Cadillac Fairview Corporation Limited, a property developer, since September 1994; President of McCloud Partners, a private advisory firm, since June 1993; a director of Salomon Brothers Inc from 1991 through May 1993; Vice President of Salomon Brothers Inc from 1983 through 1990.

             Vincent J. Naimoli - Chairman, President and Chief Executive Officer of Harvard Industries, Inc., a manufacturer of automotive parts, since 1993; Chairman and Chief Executive Officer of Doehler-Jarvis Corporation, a manufacturer of automotive parts, since 1991; Chairman, President and Chief Executive Officer of Ladish Company, Inc., a company involved in the aerospace industry, since 1993; Managing General Partner of the Tampa Bay Baseball Ownership Group since 1992; Chairman, President and Chief Executive Officer of Anchor Industries International, Inc., a multi-industry operating, holding and financial services company, since 1989; a director of Simplicity Pattern Company, a manufacturer of home furnishings, since 1990; Chairman, President and Chief Executive Officer of Anchor Glass Container Corporation from 1983 through 1989.

             Matthew B. Kearney - Executive Vice President-Finance of RII since September 1993; Chief Financial Officer of RII since 1982; Treasurer of RII since May 1993; Office of the President of RII from November 1993 to March 1995; Vice President-Finance of RII from 1982 through September 1993.

             David G. Bowden - Vice President-Controller and Chief Accounting Officer of RII since 1979; Secretary of RII since August 1994.

             Thomas E. Gallagher, director since late 1993, filed his Initial Statement of Beneficial Ownership of Securities on Form 3, reflecting no RII securities owned, in July 1994.

       ITEM 11.  EXECUTIVE COMPENSATION

             The following table (the "Summary Compensation Table") sets forth information concerning compensation earned by, paid to or awarded to each individual serving as RII's Chief Executive Officer or acting in a similar capacity during
        1994  and  to each of the other executive officers of RII who were serving as executive officers at December 31, 1994 for services rendered in all capacities to RII and its subsidiaries.
                                                                                          Long Term
                                                                                        Compensation -
                                                                                          Number of
                                                                                         Securities
              Name and Principal                              Annual Compensation      Underlying Stock      All Other
              Position during 1994                Year      Salary         Bonus       Options Granted      Compensation
              Matthew B. Kearney                  1994     $300,000    $325,000 (2)        200,000          $ 17,002 (5)
               Office of the President,           1993     $281,712    $100,000 (3)                         $ 26,419
               Executive Vice President-Finance   1992     $275,000    $125,000 (4)                         $ 16,074
               and Chief Financial Officer

              Christopher D. Whitney (1)          1994     $178,846    $125,000 (2)                         $233,550 (5)
               Office of the President,           1993     $300,000    $100,000 (3)                         $ 13,379
               Executive Vice President,          1992     $300,000    $125,000 (4)                         $ 14,592
               and Chief of Staff

              David G. Bowden                     1994     $135,000    $ 70,000 (2)         35,000          $ 11,857 (5)
               Vice President-Controller          1993     $135,000                                         $ 31,303
               and Chief Accounting Officer       1992     $135,000    $ 40,000 (4)                         $  8,126
        ___________
        (1)   Mr. Whitney resigned from all positions with RII and its subsidiaries as of July 31, 1994.

        (2)   Includes  bonus  in  recognition of efforts relative to the reorganization of RII:  Mr. Kearney - $125,000, Mr.
              Whitney  -  $125,000  and Mr. Bowden - $50,000; and performance bonus for 1994:  Mr. Kearney - $200,000 and Mr.
              Bowden - $20,000.

        (3)   Represents bonus in recognition of efforts relative to the reorganization of RII.

        (4)   Represents performance bonus for 1992.

        (5)   Includes  $222,306  lump  sum  termination  benefit  to  Mr. Whitney; the cost of group life, health, and other
              insurance  coverage:    Mr.  Kearney - $11,228, Mr. Whitney - $7,667 and Mr. Bowden - $9,157; and the Company's
              contribution  to  a defined contribution group retirement plan:  Mr. Kearney - $5,774, Mr. Whitney - $3,577 and
              Mr. Bowden - $2,700.

              See also the description of the Griffin Services Agreement under "Compensation Committee Interlocks and Insider
        Participation  -  Transactions  with  Management  and Others - Griffin Services Agreement" below for a description of compensation to Griffin Group for certain services rendered by Mr. Griffin.

            Grants in Last Fiscal Year

                  The  following  table  sets  forth the information concerning options to purchase shares of RII Common
            Stock which were granted during 1994 to the individuals named in the Summary Compensation Table.

                                                                                                 Potential Realizable
                                                                                                   Value at Assumed
                                                                                                    Annual Rates of
                                                                                                      Stock Price
                                                                                                    Appreciation for
                                                                                                      Option Term -
                                            Individual Grants (1)                                       10 Years

                                      Number of        % of Total
                                      Securities        Options
                                      Underlying       Granted to
                                       Options         Employees       Exercise   Expiration
                   Name                Granted       in Fiscal Year     Price        Date           5%         10%
            Matthew B. Kearney          200,000         20.0%          $1.03125     8/1/04       $129,710   $328,709

            David G. Bowden              35,000          3.5%          $1.03125     8/1/04       $ 22,699   $ 57,524






            (1)  These  options  were  granted  on  August  1,  1994,  and  are  to  vest 25% per year on the first four anniversaries of the date granted.

         Fiscal Year End Option Value Table

             The following table sets forth information as of December 31, 1994, concerning the unexercised options held by executive officers named in the Summary Compensation Table, none of whom exercised options in 1994. No options held by those executive officers were in-the-money at December 31, 1994. Options are "in-the-money" when the fair market value of underlying common stock exceeds the exercise price of the option. The exercisable options held by the named executives have an exercise price of $1.875 per share. The unexercisable options held by the named executives have an exercise price of $1.03125 per share. The closing price of RII Common Stock on December 31, 1994, was $.875 per share.

                                        Number of Securities Underlying
                                              Unexercised Options
                                              at December 31, 1994
                   Name                  Exercisable     Unexercisable

             Matthew B. Kearney             87,500          200,000

             David G. Bowden                25,000           35,000

        Compensation of Directors

             RII's non-employee directors are each entitled to receive $35,000 annually as compensation for serving as a director, $500 for each Board meeting attended and $500 for each Committee meeting attended when such Committee meeting is not held on the same day as a Board meeting or another Committee meeting. Also, any non-employee director who, upon the request of the Board or of the Chairman of a Committee of the Board, performs services on behalf of RII or its subsidiaries in addition to such director's preparation for and attendance at meetings of the Board or its Committees is entitled to receive a per diem fee of $1,250.

             No compensation was paid to Mr. Griffin for his services as a director of RII in 1994. However, Griffin Group was compensated for certain services provided by Mr. Griffin, including Mr. Griffin's serving as Chairman of the Board of RII. See the description of the Griffin Services Agreement under "Compensation Committee Interlocks and Insider Participation - Transactions with Management and Others - Griffin Services Agreement" below.

             Messrs. Alvarez, Cowan, Kordsmeier and Sheeline received $10,750 each for their services as directors during 1994, which services terminated as of the Effective Date. Messrs. Fallon, Green, Masson a n d Naimoli received $35,834, $25,834, $25,834 and $25,834, respectively, for their services during 1994, which services commenced on the Effective Date. Mr. Fallon's compensation includes per diem fees paid to him and his company, A.D. Ventures, Inc., for services on behalf of RII in addition to preparation for and attendance at meetings. Mr. Gallagher, who served as a director throughout the year 1994, received $39,500 for his services during 1994.

             Pursuant to RII's 1994 Stock Option Plan, on the date that a director of RII commences service on the Stock Option Committee, such Committee member automatically shall be granted a non-qualified option to purchase 10,000 shares of RII Common Stock. One half of such options are to be exercisable upon grant and the remainder are to become exercisable on the first anniversary of the grant date. Accordingly, Messrs. Fallon, Green, Masson and Naimoli were each granted options on June 7, 1994 to purchase 10,000 shares of RII Common Stock at $1.03125 per share.

             In addition, see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Transactions with Management and Others" for a discussion of compensation to be paid for the services of Mr. Gallagher in his capacity as President and Chief Executive Officer of RII which services will commence on May 1, 1995. Also discussed are stock options to purchase 500,000 shares of RII Common Stock granted to Mr. Gallagher by the Board of Directors of RII, subject to approval by RII's shareholders of certain amendments to RII's 1994 Stock Option Plan.

        Employment Contracts and Termination of Employment and Change in Control Arrangements

             Matthew B. Kearney. RII has an employment agreement with Mr. Kearney, dated as of May 3, 1991, which was extended to May 1995. The term of employment is to renew automatically for another year unless either party to the agreement notifies the other that the term is not to be renewed. Mr. Kearney's agreement, as amended, provides for an annual salary of $300,000. If RII terminates the executive's employment without cause, as defined, the executive will be entitled to receive base salary payments through the end of his term of employment. If such a termination of his employment follows a change in control, as defined, the executive will receive a lump-sum payment equal to the present value of such base salary payments.

        Compensation Committee Interlocks and Insider Participation

             Messrs. Fallon, Green, Masson and Naimoli have served as members of the Compensation/Option Committee of the Board of Directors of RII since the Effective Date. Messrs. Alvarez, Griffin and Sheeline served as members of the Compensation Committee until the Effective Date. Mr. Griffin also serves as an officer of RII.

             Transactions with Management and Others

             Griffin  Services  Agreement.    In  April  1993  RII and Resorts
        International Hotel, Inc. ("RIH"), RII's subsidiary which owns and operates Merv Griffin's Resorts Casino Hotel (the "Resorts Casino Hotel") in Atlantic City, New Jersey, entered into a License and
        S e r vices Agreement with Griffin Group (the "Griffin Services Agreement") dated and effective as of September 17, 1992 to replace the previous License and Services Agreement among RII, Merv Griffin and Griffin Group upon its expiration. Pursuant to the Griffin Services Agreement, Griffin Group granted RII and RIH a non-exclusive license to use the name and likeness of Merv Griffin in certain advertising media and limited merchandising for the sole purpose of advertising and promoting the facilities and operations of RII and RIH. In connection with such license, Griffin Group will not grant any similar license to any casino/hotel located in Atlantic City during the term of the Griffin Services Agreement, so long as RII and RIH own or operate casino and hotel facilities there.

             Pursuant to the Griffin Services Agreement, Griffin Group agreed to provide to RII and RIH, for the term of the Griffin Services Agreement, the non-exclusive services of Merv Griffin, subject to the performance by RII and RIH of their obligations under the Griffin Services Agreement, (i) as Chairman of the Board of Directors of RII,
        (ii) as host, producer, presenter and featured performer relative to certain shows to be presented at the Resorts Casino Hotel, (iii) as consultant and marketing adviser, (iv) in certain capacities, as spokesperson for RII and RIH and (v) as participant in certain radio, television and print advertisements.

             The Griffin Services Agreement is to continue in force until September 17, 1997 and provides for earlier termination under certain circumstances including, among others, a change of control (as defined) of RII and RIH and Mr. Griffin ceasing to serve as Chairman of the Board of RII.

             The Griffin Services Agreement provides for compensation to Griffin Group in the following annual amounts over the five year term:
        $2,000,000;  $2,100,000;  $2,205,000;  $2,310,000 and $2,425,000.  The
        a g r eement called for a payment of $4,100,000, upon signing, representing compensation for the first two years of services. Thereafter, the agreement called for annual payments on September 17, each representing a prepayment for the year ending two years hence. In lieu of paying in cash, at RII's option, it could satisfy its obligation to make any of the payments required under the Griffin Services Agreement by reducing the amount of the Group Note described below under "Indebtedness of Management." In the event of an early termination of the Griffin Services Agreement, and depending on the circumstances of such early termination, all or a portion of the compensation paid to Griffin Group in respect of the period subsequent to the date of termination may be required to be repaid to RII and RIH.

             RIH made the $4,100,000 payment for the first two years under the Griffin Services Agreement in April 1993. In September 1993, RII satisfied the obligation to make the $2,205,000 payment for the year ending September 16, 1995 by reducing the Group Note by that amount. In May 1994, as contemplated in the Plan, RII satisfied the $2,310,000 obligation to Griffin Group for the fourth year of the Griffin Services Agreement by reducing the principal amount of the Group Note in an equal amount. The final payment required under the agreement, $2,425,000, was to be due in September 1995. On August 1, 1994, following review and approval by the independent members of RII's Board of Directors, RII agreed to issue 1,940,000 shares of RII Common Stock to Atlantic Resorts Holdings, Inc. ("ARH"), an affiliate of Griffin Group through which Mr. Griffin holds certain securities of RII, in satisfaction of this final payment obligation. The closing price of RII Common Stock on the date of the agreement was $1.0625 per share. The shares are not registered under the Securities Act of 1933 and are restricted securities.

             As additional compensation provided for in the Griffin Services Agreement, on the Effective Date RII issued to ARH, as assignee from Griffin Group, a warrant to purchase 4,666,850 shares of RII Common Stock at $1.20 per share (the "Griffin Warrant"). The Griffin Warrant is exercisable through May 3, 1998.

             RII and RIH also have agreed to indemnify Merv Griffin and Griffin Group for certain costs and liabilities arising in connection with the Griffin Services Agreement or Merv Griffin's services, or the service of any employee of Griffin Group, as a director or officer of RII or any subsidiary thereof.

             Pursuant to the Griffin Services Agreement, RII and RIH have agreed to maintain comprehensive public liability, personal injury and umbrella insurance coverage in specified amounts for both Griffin Group and Merv Griffin, individually.

             RII and RIH also have agreed to reimburse Griffin Group for certain expenses incurred by Griffin Group and Merv Griffin in connection with the license and services agreed to under the Griffin Services Agreement.
             Other Transactions. RII and its subsidiaries reimbursed Griffin Group $296,000 for charter air services rendered in 1994 to Mr.
        Griffin as well as other directors and officers of RII and its subsidiaries for travel related to company business.

             In 1994 RII and RIH incurred charges from unaffiliated parties of $394,000 in producing the live television broadcast of "Merv Griffin's New Year's Eve Special" from Resorts Casino Hotel.

             S e e also "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Transactions with Management and Others" for a discussion of compensation to be paid by RII for the services of Thomas E. Gallagher as President and Chief Executive Officer of RII.

             Antonio C. Alvarez II, a shareholder of Alvarez & Marsal, Inc., was a member of the Board of Directors of RII from September 1990 until the Effective Date. In 1994 RII paid Alvarez & Marsal, Inc. $225,000 and issued 112,500 shares of RII Common Stock as compensation for financial advisory services rendered in connection with the reorganization of RII.

             Indebtedness of Management

             Pursuant to the 1990 plan of reorganization of RII and certain of its subsidiaries, in September 1990, RII received $12,345,000 in cash and an $11,000,000 promissory note (the "Griffin Note") from Merv Griffin for 4,400,000 shares of RII Common Stock purchased by him. In April 1993, in accordance with the Griffin Services Agreement described above under "Transactions with Management and Others - Griffin Services Agreement," simultaneous with RIH's payment to Griffin Group of $4,100,000 for the first two years of service under the agreement, Mr.

        Griffin made a partial payment of principal and interest in the amount of $4,100,000 on the Griffin Note. This resulted in a remaining balance of $7,523,333. The Griffin Note was then cancelled and a new note from Griffin Group (the "Group Note") in the amount of $7,523,333 was substituted therefor. The Group Note was payable on demand and bore interest at the rate of 3% per year. Merv Griffin personally guaranteed payment of the Group Note. As noted above, the balance of the Group Note was reduced by $2,205,000 in September 1993 and by $2,310,000 in May 1994 in satisfaction of fees due to Griffin Group under the Griffin Services Agreement. Also in May 1994, as part of the reorganization of RII, Griffin Group repaid the remaining principal balance of $3,008,000 and accrued interest thereon.

        ITEM  12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
        MANAGEMENT

        Security Ownership of Certain Beneficial Owners

             The following table sets forth information as to the beneficial ownership of RII Common Stock as of March 31, 1995, by persons known by RII to be holders of 5% or more of such common stock. RII is not aware of any holders of 5% or more of Class B Stock. Information as to the number of shares beneficially owned has been furnished by the persons named in the table.
                                              Amount and         Percent of
                                              Nature of            Class -
               Name and Address of            Beneficial         RII Common
                Beneficial Owner              Ownership             Stock

        Merv Griffin, Thomas E.
         Gallagher and Lawrence Cohen (1)     15,890,192 (1)       35.82%
        c/o The Griffin Group, Inc.
        780 Third Avenue, Suite 1801
        New York, NY  10017


        (1) This information was obtained from a Schedule 13D filed with the Securities Exchange Commission on January 6, 1995, pursuant to the Securities Exchange Act of 1934. According to the Schedule 13D (i) Mr. Griffin, Chairman of the Board of Directors of RII, i n d ividually and through his ownership interest in ARH, b e neficially owns 14,359,021 shares of RII Common Stock, including 3,733,479 shares issuable upon exercise of warrants;
             (ii) Thomas E. Gallagher, a director of RII, individually beneficially owns 1,249,628 shares of RII Common Stock, including 700,028 shares issuable upon exercise of warrants and (iii) Lawrence Cohen, a director of RIH, individually beneficially owns 281,543 shares of RII Common Stock, including 233,343 shares issuable upon exercise of warrants. Messrs. Gallagher and Cohen are executive officers of Griffin Group and ARH, corporations controlled by Mr. Griffin. Messrs. Griffin, Gallagher and Cohen may be deemed to be members of a "group" for purposes of Rule 13d-5(b)(1) and each may be deemed to be the beneficial owner of shares owned by the other two members of the group. The amount reported here represents holdings by the group comprising Messrs. Griffin, Gallagher and Cohen. The shares issuable upon exercise of warrants included herein, a total of 4,666,850 shares, represent the Griffin Warrant, portions of which were sold to Messrs. Gallagher and Cohen by ARH in September 1994.

             In March 1995, RII's Board of Directors approved the grant of options to purchase 500,000 and 75,000 shares of RII Common Stock to Mr. Gallagher and Mr. Cohen, respectively, subject to the approval by RII's shareholders of certain amendments to RII's 1994 Stock Option Plan. Such plan amendments are necessary in order to allow for the granting of these options. These options are not included in the amounts reported above; including these options, the percent of RII Common Stock beneficially owned would increase to 36.64%.

        Security Ownership of Management

             The following table sets forth information as to the beneficial ownership of RII Common Stock and Class B Stock as of March 31, 1995 by each director, each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group. Except as noted below, each director and executive officer has sole voting and investment power over the shares shown.

                                  RII Common Stock          Class B Stock
                              Amount and                Amount and
                              Nature of                 Nature of
               Name of        Beneficial      Percent   Beneficial  Percent
          Beneficial Owner    Ownership       of Class  Ownership   of Class

        Merv Griffin          15,890,192 (1)   35.82%

        William J. Fallon         35,000 (2)     .09%

        Thomas E. Gallagher   15,890,192 (1)   35.82%

        Jay M. Green               5,000 (3)     .01%

        Charles M. Masson          5,000 (3)     .01%

        Vincent J. Naimoli         5,000 (3)     .01%

        Matthew B. Kearney        87,500 (3)     .22%      215        .61%

        David G. Bowden           25,000 (3)     .06%

        Directors and
         executive officers
         as a group
         (8 persons)          16,052,692 (4)   36.08%      215        .61%


        (1)  See   note  (1)  to  table  of  "Security  Ownership  of  Certain
             Beneficial Owners."

        (2) Includes 5,000 shares which are issuable upon exercise of stock options. Related percentage shown gives effect to the exercise of all such options. Also includes 5,000 shares held by Mr. Fallon's spouse in her Individual Retirement Account, as to which Mr. Fallon disclaims any beneficial ownership.

        (3) Ownership represents shares issuable upon exercise of stock options. Related percentage shown gives effect to the exercise of all such options. Mr. Green exercised his options in April 1995.

        (4) Includes 4,666,850 shares issuable upon exercise of the Griffin Warrant and 132,500 shares issuable upon exercise of stock options. Related percentage shown gives effect to the exercise of all such options and warrants. Amounts reported herein exclude the options granted to Messrs. Gallagher and Cohen (see note (1)) which are subject to shareholder approval of amendments to RII's 1994 Stock Option Plan. Including these options, the percent of RII Common Stock owned by directors and executive officers as a group would increase to 36.89%.


        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             See "ITEM 11. EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation" for information regarding certain relationships and related transactions involving directors which serve or served on the Compensation Committee of RII's Board of Directors.

        Transactions with Management and Others

             Mr. Gallagher, a director of RII since 1993, was appointed President and Chief Executive Officer of RII effective May 1, 1995. Mr. Gallagher has been the President and Chief Executive Officer of Griffin Group since April 1992. In connection with Mr. Gallagher's appointment as President and Chief Executive Officer of RII, the Board of Directors of RII has agreed to pay $300,000 per year for his services in this capacity. Such payment is to be made to Griffin Group where Mr. Gallagher remains President and Chief Executive Officer.

             In addition, the Board of Directors of RII approved the grant of options to purchase 500,000 shares of RII Common Stock to Mr. Gallagher, subject to the approval by RII's shareholders of certain amendments to RII's 1994 Stock Option Plan.

        Certain Business Relationships

             As noted above, Mr. Gallagher is a director of RII and also serves as the President and Chief Executive Officer of Griffin Group. See "Griffin Services Agreement" and "Other Transactions" under "ITEM
        11. EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation - Transactions with Management and Others" for a discussion of payments made by RII and RIH to Griffin Group.