Form 10-Q
period 1995-03-31
RESORTS INTERNATIONAL INC
filed 1995-05-11
CIK 83394

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1995

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

                                                         Yes  X     No

        Number of shares outstanding of each class of registrant's common stock as of March 31, 1995: Common Stock - 39,694,172 shares and Class B Redeemable Common Stock - 35,000 shares.


                         Exhibit Index is presented on page 16

                               Total Number of Pages 17

                              RESORTS INTERNATIONAL, INC.
                                       FORM 10-Q
                                         INDEX


                                                                  Page Number

        Part I.  Financial Information

             Item 1.     Financial Statements

                         Consolidated Statements of
                          Operations for the Quarters
                          Ended March 31, 1995 and 1994                 3

                         Consolidated Balance Sheets
                          at March 31, 1995 and
                          December 31, 1994                             4

                         Consolidated Statements of
                          Cash Flows for the Quarters
                          Ended March 31, 1995 and 1994                 5

                         Notes to Consolidated
                          Financial Statements                          6

             Item 2.     Management's Discussion
                          and Analysis of Financial
                          Condition and Results of
                          Operations                                    9


        Part II.  Other Information

             Item 5.     Other Information                             14

             Item 6.     Exhibits and Reports on
                          Form 8-K                                     14

     PART I. - FINANCIAL INFORMATION
     Item 1.   Financial Statements


                     RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, except per share data)
                                     (Unaudited)


                                                       Quarter Ended
                                                         March 31,
                                                    1995           1994
     Revenues:
       Casino                                     $62,118        $ 74,728
       Rooms                                        1,346          11,500
       Food and beverage                            3,030          13,344
       Other casino/hotel revenues                  1,186           6,829
       Other operating revenues                                     3,441
       Real estate related                          2,081           2,030
                                                   69,761         111,872
     Expenses:
       Casino                                      37,064          48,393
       Rooms                                          975           2,789
       Food and beverage                            3,389          10,446
       Other casino/hotel operating expenses        8,632          17,146
       Other operating expenses                                     2,623
       Selling, general and administrative         10,122          15,742
       Depreciation                                 3,188           6,305
       Real estate related                            236             316
                                                   63,606         103,760

     Earnings from operations                       6,155           8,112

     Other income (deductions):
       Interest income                              1,237             689
       Interest expense                            (6,291)        (18,125)
       Amortization of debt discounts              (1,081)        (12,570)
       Recapitalization costs                                      (4,382)
       Proceeds from Litigation Trust                               2,542

     Net earnings (loss)                          $    20        $(23,734)

     Net earnings (loss) per share of
      common stock                                $    -0-       $  (1.18)

     Weighted average number of shares
      outstanding                                  39,694          20,157

                   RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                    (In Thousands of Dollars, except par value)


                                                    March 31,    December 31,
                                                      1995           1994
                                                   (Unaudited)
     ASSETS

     Current assets:
       Cash (including cash equivalents
        of $26,000 and $21,321)                     $ 39,125       $ 35,503
       Restricted cash equivalents                     3,235          5,388
       Receivables, less allowance for
        doubtful accounts of $3,893
        and $3,901                                     6,263          6,509
       Inventories                                     1,799          1,793
       Prepaid expenses                                7,644          9,531
         Total current assets                         58,066         58,724

     Property and equipment, net of
      accumulated depreciation of $52,204
      and $49,024                                    244,258        246,758
     Deferred charges and other assets                11,739         11,766

                                                    $314,063       $317,248

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities - accounts payable
       and accrued liabilities                      $ 36,767       $ 41,051

     Long-term debt, net of unamortized
      discounts                                      213,545        212,466

     Deferred income taxes                            53,700         53,700

     Shareholders' equity:
       Common stock - $.01 par value                     397            397
       Class B Stock - $.01 par value
       Capital in excess of par                      129,237        129,237
       Accumulated deficit                          (119,583)      (119,603)
         Total shareholders' equity                   10,051         10,031

                                                    $314,063       $317,248

                   RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands of Dollars)
                                    (Unaudited)


                                                        Quarter Ended
                                                          March 31,
                                                    1995            1994

     Cash flows from operating activities:
       Cash received from customers               $ 70,592        $111,301
       Cash paid to suppliers and employees        (57,709)        (93,489)
         Cash flow from operations before
          interest and income taxes                 12,883          17,812
       Interest received                             1,156             624
       Interest paid                               (11,109)         (4,108)
       Income taxes paid                                               (46)
         Net cash provided by operating
          activities                                 2,930          14,282

     Cash flows from investing activities:
       Payments for property and equipment            (688)         (2,528)
       Casino Reinvestment Development
        Authority deposits and bond purchases         (773)           (693)
         Net cash used in investing activities      (1,461)         (3,221)

     Cash flows from financing activities:
       Payments of recapitalization costs                           (4,127)
       Proceeds from Litigation Trust                                2,542
       Repayments of non-public debt                                   (42)
         Net cash used in financing activities          -0-         (1,627)

     Net increase in cash and cash equivalents       1,469           9,434
     Cash and cash equivalents at beginning
      of period                                     40,891          76,794
     Cash and cash equivalents at end
      of period                                   $ 42,360        $ 86,228

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

             W h i l e the accompanying interim financial information is unaudited, management of the Company believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature.

             The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1994 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 42 through 61 of RII's Annual Report on Form 10-K for the year ended December 31, 1994.

        B.   Disposition of Paradise Island and Related Operations:

             The Company disposed of its Paradise Island operations and properties as part of a prepackaged bankruptcy plan of reorganization (the "Plan"), which was effective May 3, 1994. Pursuant to the Plan, RII sold 100% of the equity of its Bahamian subsidiaries along with certain assets and liabilities of RII and its U.S. subsidiaries which supported the Paradise Island operations (the "SIHL Sale") to Sun International Hotels Limited ("SIHL").

             The consolidated statements of operations include the Paradise Island operations for the entire first quarter of 1994.

             F o r information as to the revenues and contribution to consolidated earnings from operations of the operations disposed of, see the Paradise Island portion of the casino/hotel segment and the airline segment included in the segment tables in "Management's
        Discussion   and  Analysis  of  Financial  Condition  and  Results  of
        Operations."

        C.   Reverse Repurchase Agreements:

             Cash equivalents at March 31, 1995 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with the institutions listed in the following table under which the Company had not taken delivery of the underlying securities. These agreements matured on April 3, 1995, except for $10,000 with City National Bank of Florida which matured on April 5, 1995.

        (In Thousands of Dollars)

        National Westminster Bank NJ                                $ 4,841

        City National Bank of Florida                               $ 1,037

        Prudential Securities, Inc.                                 $22,277


        D.   Stock Option Plan:

             In March 1995, the Compensation/Option Committee of RII's Board of Directors granted options to purchase 575,000 shares of RII common stock, subject to the approval by RII's shareholders of certain amendments to RII's 1994 Stock Option Plan.

        E.   Complimentary Services:

             The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The rooms, food and beverage, and other casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department for complimentary services provided to casino patrons. These allocations do not necessarily represent the incremental cost of providing such complimentary services to casino patrons. Amounts a l l ocated to the casino department from the other operating departments were as follows:

                                                          Quarter Ended
                                                            March 31,
        (In Thousands of Dollars)                       1995         1994

        Rooms                                          $1,051       $1,139
        Food and beverage                               3,946        4,559
        Other casino/hotel operations                   1,318        1,656

        Total allocated to casino                      $6,315       $7,354

        F.   Statements of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                             Quarter Ended
                                                               March 31,
        (In Thousands of Dollars)                           1995      1994

        Reconciliation of net earnings (loss) to net cash provided by operating activities:

          Net earnings (loss)                             $    20   $(23,734)
          Adjustments to reconcile net earnings
           (loss) to net cash provided by operating
           activities:
            Depreciation                                    3,188      6,305
            Amortization of debt discounts                  1,081     12,570
            Provision for doubtful receivables                218        816
            Provision for discount on Casino
             Reinvestment Development Authority
             obligations, net of amortization                 368        311
            Recapitalization costs                                     4,382
            Proceeds from Litigation Trust                            (2,542)
            Net (increase) decrease in receivables             28       (429)
            Net decrease in inventories and
             prepaid expenses                               1,709      2,740
            Net decrease in deferred charges and
             other assets                                     433        125
            Net increase (decrease) in accounts
             payable and accrued liabilities               (4,115)    13,738

        Net cash provided by operating activities         $ 2,930   $ 14,282


        G.   Commitments and Contingencies:

             RII  and  certain  of  its subsidiaries are defendants in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation w i ll not have a material adverse effect on the accompanying consolidated financial statements.

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        FINANCIAL CONDITION

        Liquidity

             At March 31, 1995 the Company's working capital amounted to $ 2 1 , 2 99,000, including unrestricted cash and equivalents of
        $39,125,000. A substantial amount of the unrestricted cash and e q u i valents is required for day-to-day operations, including approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as additional cash balances necessary to meet current working capital needs.

             In addition, the Company has a $19,738,000 senior credit facility (the "Senior Facility") available for the period ending May 2, 1996 should the Company have unforeseen cash needs. The Company believes that the Senior Facility will serve as a safeguard if an emergency arises from current operations, or serve as a source of funds for a profitable investment opportunity. However, market interest rates and other economic conditions, among other factors, will determine if it is appropriate for the Company to draw on the Senior Facility.

             The Company will satisfy the interest payment due June 15, 1995 on its 11.375% Junior Mortgage Notes due 2004 by cash payment.

        Capital Expenditures

             During the first quarter of 1995 the Company's $688,000 of capital expenditures were primarily for various guest room, back-of-the-house and restaurant renovations at Merv Griffin's Resorts Casino Hotel (the "Resorts Casino Hotel") in Atlantic City.

             As previously reported, the Company received approval to increase the casino gaming area at Resorts Casino Hotel by 10,000 square feet. The Company has already modified a portion of its bus waiting area to house approximately 180 slot machines and is presently converting Mr. G's lounge to accommodate approximately 135 more slot machines. This project is expected to be completed by Memorial Day weekend. The estimated construction cost of these renovations, excluding the cost of slot machines and related equipment, is approximately $1,500,000. The new slot machines will be financed by a bank loan.

             The Company also recently announced that it has signed a franchise agreement with California Pizza Kitchen to open a new restaurant in the Resorts Casino Hotel. The space formerly occupied by the Celebrity Deli is currently being renovated to house this new restaurant and a new cocktail lounge. This conversion, which is e x pected to cost approximately $3,000,000 including furniture, fixtures and equipment, is scheduled to be completed in late June.

        RESULTS OF OPERATIONS

        General

             The Paradise Island portion of the casino/hotel segment and the airline segment were disposed of through the SIHL Sale effective May 3, 1994. Results of these operations for the entire first quarter of 1994 are included in the segment tables which follow.

        Revenues

             Revenues by geographic and business segment were as follows (in thousands of dollars):


                                                          Quarter Ended
                                                            March 31,
                                                       1995           1994
        Casino/hotel:
          Atlantic City, New Jersey:
            Casino                                   $62,118        $ 53,649
            Rooms                                      1,346           1,178
            Food and beverage                          3,030           3,114
            Other casino/hotel                         1,186             932
                                                      67,680          58,873

          Paradise Island, The Bahamas (a):
            Casino                                                    21,079
            Rooms                                                     10,322
            Food and beverage                                         10,230
            Other casino/hotel                                         5,897
                                                          -0-         47,528

            Total casino/hotel                        67,680         106,401

        Real estate related -
         Atlantic City, New Jersey                     2,081           2,030
        Airline (a)                                                    4,228
        Other segments                                                     5
        Intersegment eliminations                                       (792)

        Revenues from operations                     $69,761        $111,872

        (a)  These operations were disposed of through the SIHL Sale.


             First Quarter 1995 Compared to 1994

             Casino/hotel - Atlantic City, New Jersey

             Casino revenues increased by $8,469,000 for the first quarter of 1995 as the Company's slot win and table game win increased by $7,897,000 and $931,000, respectively. The Company's revenue from poker, simulcasting and keno was down for the first quarter of 1995.

        The Company's slot win and table game win were both up primarily due to increases in amounts wagered and, to a lesser extent, increases in hold percentages (ratio of casino win to total amount wagered for slots or total amount of chips purchased for table games). The increased amounts wagered reflect the Company's increased emphasis on bus and junket air programs. In addition, poor weather conditions during the first quarter of 1994 adversely affected operations in that period as the principal means of transportation to Atlantic City is by automobile or bus.

             Casino/hotel - Paradise Island, The Bahamas

             The Company's Paradise Island casino/hotel facilities were disposed of in the SIHL Sale effective May 3, 1994. The Company's
        Paradise Island revenues for 1994 reflect the Company's operation of the Paradise Island properties for the entire first quarter of 1994.

             Airline

             The Company's airline operation was effectively disposed of in the SIHL Sale by means of an option/put agreement with a nominal option price. The only aircraft owned by the Company was transferred to a subsidiary of SIHL as part of the SIHL Sale. Pursuant to an agreement, the Company is to operate the airline on behalf of SIHL for a small management fee for a period not to extend beyond May 1995. All profits earned or losses incurred in such operation are to accrue to or be borne by SIHL. Airline revenues reflect airline operations for the entire first quarter of 1994.

        Contribution to Consolidated Net Earnings (Loss)

             Results by geographic and business segment were as follows (in thousands of dollars):


                                                          Quarter Ended
                                                            March 31,
                                                       1995           1994
        Casino/hotel:
          Atlantic City, New Jersey                  $ 2,819        $ (1,691)
          Paradise Island, The Bahamas (a)(b)                          6,412
                                                       2,819           4,721
        Real estate related - Atlantic City,
         New Jersey                                    1,840           1,708
        Airline(a)(b)                                                     (5)
        Other segments                                                   (17)
        Corporate expense, net of management fees      1,496           1,705

        Earnings from operations                       6,155           8,112
        Other income (deductions):
          Interest income                              1,237             689
          Interest expense                            (6,291)        (18,125)
          Amortization of debt discounts              (1,081)        (12,570)
          Recapitalization costs                                      (4,382)
          Proceeds from Litigation Trust                               2,542

        Net earnings (loss)                          $    20        $(23,734)

        (a)  These operations were disposed of through the SIHL Sale.

        ( b )    The  Paradise  Island  casino/hotel  segment  subsidized  the operations of Paradise Island Airlines, Inc. in the amount of $605,000 for the first quarter of 1994.


             First Quarter 1995 Compared to 1994

             Casino/hotel - Atlantic City, New Jersey

             For the first quarter of 1995 casino, hotel and related operating results increased by $4,510,000 as the increased revenues described above were partially offset by a net increase in operating costs. The most significant variances in operating expenses were increases in casino promotional costs ($2,100,000), casino win tax ($700,000) and performance and incentive bonuses ($700,000). Casino promotional costs increased primarily due to increases in the amount of cash giveaway to bus patrons and costs associated with the expanded junket air program. Casino win tax increased relative to the increase in casino revenues.

             Casino/hotel - Paradise Island, The Bahamas

             The Company's Paradise Island casino/hotel facilities were disposed of in the SIHL Sale effective May 3, 1994. The Paradise Island operating results for 1994 reflect the Company's operation of the Paradise Island properties for the entire first quarter of 1994.

             Airline

             The Company's airline operation was effectively disposed of in the SIHL Sale by means of an option/put agreement with a nominal option price. Pursuant to an agreement, the Company is to operate the airline on behalf of SIHL for a small management fee for a period not to extend beyond May 1995. All profits earned or losses incurred in such operation are to accrue to or be borne by SIHL. Operating results of the airline segment presented herein include airline operations for the entire first quarter of 1994.

             Corporate Expense

             The corporate expense segment includes credits for management fees which RII charges certain subsidiaries based on three percent of their gross revenues. The corresponding charges are included in the segments where the respective subsidiary's operations are reported. Management fees charged to Resorts International Hotel, Inc. ("RIH"), RII's subsidiary that owns and operates the Resorts Casino Hotel, amounted to $2,200,000 and $1,933,000 for the first quarter of 1995 and 1994, respectively. Management fees charged to other subsidiaries totalled $1,498,000 for the first quarter of 1994.

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

             Other Income (Deductions)

             The decreases in interest expense and amortization of debt discounts for the first quarter of 1995 are attributable to the restructuring of the Company's debt pursuant to the Plan, which resulted in a significant decrease in the principal amount of debt outstanding as well as a reduction in interest rates.

             Recapitalization costs include legal and other advisory fees incurred in connection with the restructuring that was effected in May 1994.

             Proceeds from Litigation Trust represent the distribution that the Company received as a holder of units of beneficial interest in a litigation trust (the "Litigation Trust") established under a previous plan of reorganization.

        PART II. - OTHER INFORMATION


        Item 5.  Other Information

        President Appointed

             RII's Board of Directors appointed Thomas E. Gallagher President and Chief Executive Officer effective May 1, 1995. Mr. Gallagher, a director of RII since 1993, also serves as President and Chief Executive Officer of The Griffin Group, Inc., a company controlled by Merv Griffin, Chairman of the Board of RII.

        Annual Meeting Scheduled

             RII's Board of Directors has set June 27, 1995 as the date of RII's annual meeting. At such meeting holders of common stock of RII as of the close of business on May 19, 1995 will be asked to vote on, among other things, (i) election of two directors, (ii) changing the company's name from Resorts International, Inc. to Griffin Gaming & Entertainment, Inc., (iii) a reverse stock split of up to one-for-five and (iv) certain amendments to RII's 1994 Stock Option Plan. Holders of RII's Class B Redeemable Common Stock will not be entitled to vote on matters at this annual meeting.

        Showboat Lease Rent Increase

             The annual lease payments to be received by RII under a 99-year net lease of approximately 10 acres of Boardwalk property in Atlantic City (the "Showboat Lease") have increased from $8,326,000 to $8,560,000 due to an increase in the consumer price index for the year ended March 31, 1995. The increased rent is effective for the lease year commencing April 1, 1995. Lease payments received under the Showboat Lease are passed-through (subject to certain adjustments) as interest to holders of RII's First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000.


        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibit is filed herewith:

             Exhibit
             Number            Exhibit

              (27)     Financial data schedule

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by RII covering an event during the first quarter of 1995. No amendments to previously filed Forms 8-K were filed during the first quarter of 1995.

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


                                                RESORTS INTERNATIONAL, INC.
                                                        (Registrant)




                                                /s/ Matthew B. Kearney
                                                Matthew B. Kearney
                                                Executive Vice President -
                                                Finance
                                                (Authorized Officer of
                                                Registrant and Chief
                                                Financial Officer)


        Date:  May 11, 1995

                              RESORTS INTERNATIONAL, INC.

                          Form 10-Q for the quarterly period
                                 ended March 31, 1995


                                     EXHIBIT INDEX


             Exhibit                                                 Page
             Number                 Exhibit                         Number

              (27)          Financial data schedule                   17