Form 10-Q
period 1995-06-30
GRIFFIN GAMING & ENTERTAINMENT INC
filed 1995-08-10
CIK 83394

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1995

                                          OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the transition period from            to

        Commission File No. 1-4748

                         Griffin Gaming & Entertainment, Inc.
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

                              Resorts International, Inc.
                      (Former name, if changed since last report)

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

        Number of shares outstanding of each class of registrant's common stock as of June 30, 1995: Common Stock - 7,941,035 shares and Class B Redeemable Common Stock - 35,000 shares.

                         Exhibit Index is presented on page 21

                               Total number of pages 35

                         GRIFFIN GAMING & ENTERTAINMENT, INC.
                                       FORM 10-Q
                                         INDEX


                                                                  Page Number

        Part I.  Financial Information

             Item 1.     Financial Statements

                         Consolidated Balance Sheets
                          at June 30, 1995 and
                          December 31, 1994                             3

                         Consolidated Statements of
                          Operations for the Quarters
                          and Halves Ended June 30,
                          1995 and 1994                                 4

                         Consolidated Statements of
                          Cash Flows for the Halves
                          Ended June 30, 1995 and 1994                  5

                         Notes to Consolidated
                          Financial Statements                          6

             Item 2.     Management's Discussion
                          and Analysis of Financial
                          Condition and Results of
                          Operations                                   10


        Part II.  Other Information

             Item 1.     Legal Proceedings                             16

             Item 2.     Changes in Securities                         17

             Item 4.     Submission of Matters to a
                          Vote of Security Holders                     17

             Item 6.     Exhibits and Reports on
                          Form 8-K                                     18

     PART I. - FINANCIAL INFORMATION
     Item 1.   Financial Statements

                GRIFFIN GAMING & ENTERTAINMENT, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                     (In Thousands of Dollars, except par value)


                                                    June 30,     December 31,
                                                      1995           1994
                                                  (Unaudited)
     ASSETS

     Current assets:
       Cash (including cash equivalents
        of $27,177 and $21,321)                     $ 41,958       $ 35,503
       Restricted cash equivalents                     5,359          5,388
       Receivables, less allowance for
        doubtful accounts of $4,010
        and $3,901                                     7,608          6,509
       Inventories                                     2,463          1,793
       Prepaid expenses                                8,809          9,531
         Total current assets                         66,197         58,724

     Property and equipment, net of
      accumulated depreciation of $55,972
      and $49,024                                    254,509        246,758
     Deferred charges and other assets                12,199         11,766

                                                    $332,905       $317,248

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Current maturities of long-term
        debt                                        $    560       $      5
       Accounts payable and accrued
        liabilities                                   47,208         41,046
         Total current liabilities                    47,768         41,051

     Long-term debt, net of unamortized
      discounts                                      215,673        212,466

     Deferred income taxes                            53,700         53,700

     Shareholders' equity:
       Common Stock - $.01 par value                      79            397
       Class B Stock - $.01 par value
       Capital in excess of par                      129,572        129,237
       Accumulated deficit                          (113,887)      (119,603)
         Total shareholders' equity                   15,764         10,031

                                                    $332,905       $317,248

                GRIFFIN GAMING & ENTERTAINMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, except per share data)
                                     (Unaudited)

                                       Quarter Ended          Half Ended
                                          June 30,             June 30,
                                      1995      1994       1995        1994
     Revenues:
       Casino                       $68,514   $ 72,314   $130,632   $ 147,042
       Rooms                          1,721      5,004      3,067      16,504
       Food and beverage              2,867      7,359      5,897      20,703
       Other casino/hotel revenues    1,458      2,903      2,644       9,732
       Other operating revenues                  1,136                  4,577
       Real estate related            2,140      2,100      4,221       4,130
                                     76,700     90,816    146,461     202,688
     Expenses:
       Casino                        38,922     37,266     75,986      85,659
       Rooms                            907      1,556      1,882       4,345
       Food and beverage              3,251      6,726      6,640      17,172
       Other casino/hotel
        operating expenses            8,489     11,872     17,121      29,018
       Other operating expenses                    860                  3,483
       Selling, general and
        administrative                9,271     13,709     19,393      29,451
       Depreciation                   3,774      4,485      6,962      10,790
       Real estate related              (96)       473        140         789
       Write-down of non-operating
        real estate                             20,525                 20,525
       Loss on SIHL Sale                        73,108                 73,108
                                     64,518    170,580    128,124     274,340
     Earnings (loss) from
      operations                     12,182    (79,764)    18,337     (71,652)
     Other income (deductions):
       Interest income                  735        537      1,972       1,226
       Interest expense              (6,308)    (4,960)   (12,599)    (23,085)
       Amortization of debt
        discounts                      (913)      (761)    (1,994)    (13,331)
       Recapitalization costs                   (5,406)                (9,788)
       Proceeds from Litigation
        Trust                                                           2,542
     Earnings (loss) before
      extraordinary item              5,696    (90,354)     5,716    (114,088)
     Extraordinary item - gain on
      exchange of debt                         187,300                187,300
     Net earnings                   $ 5,696   $ 96,946   $  5,716   $  73,212

     Per share data - primary:
       Earnings (loss) before
        extraordinary item            $ .65    $(14.31)     $ .68     $(22.03)
       Extraordinary item                        29.66                  36.17
       Net earnings                   $ .65    $ 15.35      $ .68     $ 14.14
       Weighted average number
        of shares and equivalents     8,788      6,315      8,366       5,179

     Per share data - fully diluted:
       Net earnings                   $ .65                 $ .66
       Weighted average number
        of shares and equivalents     8,788                 8,704

                 GRIFFIN GAMING & ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)

                                                           Half Ended
                                                            June 30,
                                                        1995           1994

        Cash flows from operating activities:
          Cash received from customers               $ 145,426      $ 198,959
          Cash paid to suppliers and employees        (114,173)      (164,474)
            Cash flow from operations before
             interest and income taxes                  31,253         34,485
          Interest received                              1,931          1,458
          Interest paid                                (12,410)        (4,113)
          Income taxes paid                                              (345)
            Net cash provided by operating
             activities                                 20,774         31,485

        Cash flows from investing activities:
          Cash proceeds from SIHL Sale, net of
           cash balances transferred                                   38,742
          Payments for property and equipment          (14,713)        (4,995)
          Proceeds from sale of property                                   19
          Casino Reinvestment Development
           Authority deposits and bond
           purchases                                    (1,420)        (1,360)
            Net cash provided by (used in)
             investing activities                      (16,133)        32,406

        Cash flows from financing activities:
          Proceeds from borrowing                        1,815
          Cash (including cash proceeds of SIHL
           Sale) distributed to noteholders                          (101,129)
          Collection of note receivable from
           related party                                                3,008
          Payments of recapitalization costs                           (6,106)
          Proceeds from Litigation Trust                                2,542
          Repayments of non-public debt                    (47)           (63)
          Proceeds from exercise of stock
           options                                          17
            Net cash provided by (used in)
             financing activities                        1,785       (101,748)

        Net increase (decrease) in cash and
         cash equivalents                                6,426        (37,857)
        Cash and cash equivalents at beginning
         of period                                      40,891         76,794
        Cash and cash equivalents at end
         of period                                   $  47,317      $  38,937

                 GRIFFIN GAMING & ENTERTAINMENT, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        A.   General:

             The accompanying consolidated interim financial statements, which a r e u naudited, include the operations of Griffin Gaming &
        Entertainment, Inc. ("GGE") and its subsidiaries. GGE was known as Resorts International, Inc. until its name change, which was effective June 30, 1995. "GGE" is used herein to refer to the corporation both before and after its name change. The term "Company" as used herein includes GGE and/or one or more of its subsidiaries, as the context may require.

             W h i l e the accompanying interim financial information is unaudited, management of the Company believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature.

             The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1994 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 42 through 61 of GGE's Annual Report on Form 10-K for the year ended December 31, 1994.

        B.   Disposition of Paradise Island and Related Operations:

             The Company disposed of its Paradise Island operations and properties as part of a prepackaged bankruptcy plan of reorganization (the "Plan"), which was effective May 3, 1994. Pursuant to the Plan, GGE sold 100% of the equity of its Bahamian subsidiaries along with certain assets and liabilities of GGE and its U.S. subsidiaries which supported the Paradise Island operations (the "SIHL Sale") to Sun International Hotels Limited ("SIHL").

             The consolidated statements of operations include the Paradise Island operations through April 30, 1994.

             F o r information as to the revenues and contribution to consolidated earnings from operations of the operations disposed of, see the Paradise Island portion of the casino/hotel segment and the airline segment included in the segment tables in "Management's
        Discussion   and  Analysis  of  Financial  Condition  and  Results  of
        Operations."

        C.   Reverse Repurchase Agreements:

             Cash equivalents at June 30, 1995 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with the institutions listed in the following table under which the Company had not taken delivery of the underlying securities. These agreements matured on July 3, 1995, except for $10,000 with City National Bank of Florida which will mature on August 24, 1995.

        (In Thousands of Dollars)

        Prudential Securities, Inc.                                 $19,643

        National Westminster Bank NJ                                $ 7,588

        City National Bank of Florida                               $ 1,734



        D.   Reverse Stock Split:

             On  June  27,  1995,  GGE's  shareholders approved a one-for-five reverse stock split (the "Reverse Stock Split") of GGE's common stock (the "Common Stock"), par value $.01 per share, of which there were previously 100,000,000 shares authorized. The Reverse Stock Split became effective on June 30, 1995, on which date each share of Common Stock was reclassified into one-fifth of a new share of Common Stock and the total authorized shares of Common Stock was, therefore, reduced to 20,000,000. The par value of the Common Stock remains $.01 per share after the Reverse Stock Split. As of June 30, 1995, $318,000 was reclassified from Common Stock to capital in excess of par in order to reflect the Reverse Stock Split. GGE's Class B Redeemable Common Stock (the "Class B Stock"), of which 35,000 shares are outstanding and 120,000 shares are authorized, was not affected by the Reverse Stock Split.

        E.   Stock Options and Warrants:

             In March 1995, the Compensation/Option Committee of GGE's Board of Directors granted options to purchase 115,000 shares of Common Stock at an exercise price of $10.46875 per share (after adjustment for the Reverse Stock Split), subject to the approval by GGE's shareholders of certain amendments to GGE's 1994 Stock Option Plan (the "1994 SOP"). Such approval was granted in June 1995. These options are to vest 25% on September 27, 1995, and 25% on August 1, 1996, 1997 and 1998.

             On June 30, 1995, in accordance with the 1994 SOP, the four members of the Compensation/Option Committee were each granted options to purchase 1,000 shares of Common Stock at an exercise price of $14.0625 (after adjustment for the Reverse Stock Split). These options are fully exercisable.

             In accordance with the anti-dilution and adjustment provisions of the 1994 SOP, GGE's previous stock option plan (the "1990 SOP") and GGE's outstanding warrants, all of GGE's outstanding options and warrants as of June 30, 1995 were reduced by 80% and the exercise prices were increased accordingly as a result of the Reverse Stock Split. As of June 30, 1995, GGE had the following options and warrants outstanding after adjustment for the Reverse Stock Split:

                            Exercise         Options          Options
               Plan           Price        Outstanding      Exercisable

             1990 SOP       $ 9.37500         281,677          281,677

             1994 SOP       $ 5.15625         206,700            3,000

             1994 SOP       $10.46875         115,000                0

             1994 SOP       $14.06250           4,000            4,000

             Warrants       $ 6.00000         933,370          933,370

                                            1,540,747        1,222,047



        F.   Complimentary Services:

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

                                          Quarter Ended         Half Ended
                                             June 30,            June 30,
        (In Thousands of Dollars)        1995      1994       1995      1994

        Rooms                           $1,248    $1,033    $ 2,299   $ 2,172
        Food and beverage                4,203     3,607      8,149     8,166
        Other casino/hotel operations    1,397     1,747      2,715     3,403

        Total allocated to casino       $6,848    $6,387    $13,163   $13,741


        G.   Per Share Data:

             Per share data was computed using the weighted average number of shares of outstanding Common Stock. When dilutive, stock options and warrants were included as share equivalents using the treasury stock method. Per share data has been restated for all periods presented to give effect to the Reverse Stock Split.

        H.   Statements of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                           Half Ended
                                                            June 30,
        (In Thousands of Dollars)                      1995         1994

        Reconciliation of net earnings to net cash provided by operating activities:

          Net earnings                               $ 5,716     $  73,212
          Adjustments to reconcile net earnings
           to net cash provided by operating
           activities:
            Extraordinary item - gain on exchange
             of debt                                              (187,300)
            Loss on SIHL Sale                                       73,108
            Write-down of non-operating real
             estate                                                 20,525
            Depreciation                               6,962        10,790
            Amortization of debt discounts             1,994        13,331
            Provision for doubtful receivables           500         1,097
            Provision for discount on Casino
             Reinvestment Development Authority
             obligations, net of amortization            654           694
            Deferred tax benefit                                      (300)
            Recapitalization costs                                   9,788
            Proceeds from Litigation Trust                          (2,542)
            Net loss on sale of property                               138
            Net (increase) decrease in receivables    (1,599)           43
            Net (increase) decrease in inventories
             and prepaid expenses                       (120)        3,445
            Net (increase) decrease in deferred
             charges and other assets                    414           (17)
            Net increase in accounts payable
             and accrued liabilities                   6,253        15,473

        Net cash provided by operating activities    $20,774     $  31,485

                                                           Half Ended
                                                            June 30,
        (In Thousands of Dollars)                      1995        1994

        Non-cash investing and financing
         activities:

          Exchange of real estate in Atlantic
           City (at carrying value of property
           exchanged)                                 $1,501

          Exchange of Senior Secured Redeemable
           Notes due April 15, 1994 for:
            Mortgage Notes due 2003 and Junior
             Mortgage Notes due 2004 (at
             estimated market value)                             $135,300
            SIHL Series A Ordinary Shares (at
             estimated market value)                               60,000
            Common Stock (at estimated market
             value)                                                24,415
            Other liabilities                                       1,130

          Reduction in note receivable from
           related party applied to prepaid
           services                                                 2,310

          Issuance of Common Stock in
           settlement of certain
           recapitalization costs                                     865

          Increase in liabilities for additions
           to other assets                                81          122



        I.   Commitments and Contingencies:

             GGE  and  certain  of  its subsidiaries are defendants in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation w i ll not have a material adverse effect on the accompanying consolidated financial statements.


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        FINANCIAL CONDITION

        Liquidity

             At June 30, 1995 the Company's working capital amounted to $ 1 8 , 4 29,000, including unrestricted cash and equivalents of
        $41,958,000. A substantial amount of the unrestricted cash and e q u i valents is required for day-to-day operations, including approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as additional cash balances necessary to meet current working capital needs.

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

        Capital Expenditures and Resources

             During the first half of 1995 the Company's $14,713,000 of capital expenditures included approximately $6,100,000 for an Atlantic City land acquisition, $3,700,000 for the conversion of certain existing facilities into an additional 10,000 square feet of casino gaming area and $2,300,000 for restaurant renovations at Merv Griffin's Resorts Casino Hotel (the "Resorts Casino Hotel") in Atlantic City. Although the latter two projects are now in service, they will require approximately $1,100,000 of additional expenditures.

             The Company purchased a 4.4 acre tract on the Boardwalk, adjacent to Resorts Casino Hotel, from an affiliate of Harrah's Atlantic City in exchange for certain non-operating real estate in the marina area of Atlantic City and cash. The Company has been leasing this property and using it as a parking lot since 1985. The Company expects to use this additional acreage to expand its Atlantic City operations.

             The Company modified a portion of its bus waiting area to house approximately 180 slot machines and converted Mr. G's lounge to accommodate approximately 135 more slot machines. This project was completed by Memorial Day weekend. The cost noted above includes the cost of slot machines and related equipment. The new slot machines were financed by a $1,815,000 bank loan.

             In late June 1995 the Company opened the California Pizza Kitchen and the new Oceanside cocktail lounge in the space formerly occupied by the Celebrity Deli in Resorts Casino Hotel.

        RESULTS OF OPERATIONS

        General

             The Paradise Island portion of the casino/hotel segment and the airline segment were disposed of through the SIHL Sale effective May 3, 1994. Results of these operations for the first four months of 1994 are included in the segment tables which follow.

        Revenues

             Revenues by geographic and business segment were as follows (in thousands of dollars):


                                        Quarter Ended         Half Ended
                                           June 30,            June 30,
                                        1995      1994      1995      1994

        Casino/hotel:
          Atlantic City, New Jersey:
            Casino                    $68,514   $65,278   $130,632  $118,927
            Rooms                       1,721     1,907      3,067     3,085
            Food and beverage           2,867     3,943      5,897     7,057
            Other casino/hotel          1,458     1,092      2,644     2,024
                                       74,560    72,220    142,240   131,093

          Paradise Island,
           The Bahamas (a):
            Casino                                7,036               28,115
            Rooms                                 3,097               13,419
            Food and beverage                     3,416               13,646
            Other casino/hotel                    1,811                7,708
                                           -0-   15,360         -0-   62,888

            Total casino/hotel         74,560    87,580    142,240   193,981

        Real estate related -
         Atlantic City, New Jersey      2,140     2,100      4,221     4,130
        Airline (a)                               1,446                5,674
        Other segments                                2                    7
        Intersegment eliminations                  (312)              (1,104)

        Revenues from operations      $76,700   $90,816   $146,461  $202,688

        (a)  These operations were disposed of through the SIHL Sale.



             Second Quarter and First Half 1995 Compared to 1994

             Casino/hotel - Atlantic City, New Jersey

             Casino revenues increased by $3,236,000 and $11,705,000 for the second quarter and first half of 1995, respectively. For the second quarter, the increase was due to increased slot revenues resulting from increased amounts wagered. For this period a slight increase in table game win was more than offset by a decrease in revenues from poker, simulcasting and keno.

             For the first half, the Company's slot win and table game win increased by $11,514,000 and $1,036,000, respectively. The Company's revenue from poker, simulcasting and keno was down for the first half of 1995. The Company's slot win and table game win were both up primarily due to increases in amounts wagered, though slot win was also favorably affected by an increase in hold percentage (ratio of casino win to total amount wagered).

             The increased amounts wagered reflect the Company's increased emphasis on bus and junket air programs. In addition, poor weather conditions during the first quarter of 1994 adversely affected operations in that period as the principal means of transportation to Atlantic City is by automobile or bus.

             The decreases in food and beverage revenues for both the second quarter and the first half of 1995 are primarily attributable to the closing of the Celebrity Deli in early April and, to a lesser extent, Mr. G's lounge in mid March for the renovations discussed under "FINANCIAL CONDITION - Capital Expenditures and Resources" above.

             Casino/hotel - Paradise Island, The Bahamas

             The Company's Paradise Island casino/hotel facilities were disposed of in the SIHL Sale effective May 3, 1994. The Company's
        Paradise Island revenues for 1994 reflect the Company's operation of the Paradise Island properties through April 30, 1994.

             Airline

             The Company's airline operation was effectively disposed of in the SIHL Sale by means of an option/put agreement with a nominal option price. The only aircraft owned by the Company was transferred to a subsidiary of SIHL as part of the SIHL Sale. Pursuant to an agreement, the Company operated the airline on behalf of SIHL for a small management fee through early May 1995. All profits earned or losses incurred in such operation accrued to or were borne by SIHL. Airline revenues presented in the segment tables herein reflect airline operations through April 30, 1994.

        Contribution to Consolidated Earnings (Loss) Before Extraordinary Item

             Results by geographic and business segment were as follows (in thousands of dollars):


                                      Quarter Ended            Half Ended
                                         June 30,               June 30,
                                      1995      1994        1995       1994

        Casino/hotel:
          Atlantic City, New Jersey $ 7,440   $  6,988    $10,259   $   5,297
          Paradise Island,
           The Bahamas (a)(b)                    3,794                 10,206
                                      7,440     10,782     10,259      15,503
        Real estate related -
         Atlantic City, New Jersey    2,232    (18,902)     4,072     (17,194)
        Airline(a)(b)                               (2)                    (7)
        Other segments                              (7)                   (24)
        Corporate expense, net of
         management fees              2,510      1,473      4,006       3,178
        Loss on SIHL Sale                      (73,108)               (73,108)

        Earnings (loss) from
         operations                  12,182    (79,764)    18,337     (71,652)
        Other income (deductions):
          Interest income               735        537      1,972       1,226
          Interest expense           (6,308)    (4,960)   (12,599)    (23,085)
          Amortization of debt
           discounts                   (913)      (761)    (1,994)    (13,331)
          Recapitalization costs                (5,406)                (9,788)
          Proceeds from Litigation
           Trust                                                        2,542

        Earnings (loss) before
         extraordinary item         $ 5,696   $(90,354)   $ 5,716   $(114,088)

        (a)  These operations were disposed of through the SIHL Sale.

        ( b ) The Paradise Island casino/hotel segment subsidized the operations of Paradise Island Airlines, Inc. in the amounts of
        $388,000 and $993,000 for the second quarter and first half, respectively, of 1994.



             Second Quarter and First Half 1995 Compared to 1994

             Casino/hotel - Atlantic City, New Jersey

             For the second quarter and first half of 1995 casino, hotel and related operating results increased by $452,000 and $4,962,000, respectively, as the increased revenues described above were partially offset by net increases in operating costs.

             For the second quarter the most significant variance in operating expenses was an increase in casino promotional costs ($2,100,000). For the first half the most significant variances in operating expenses were increases in casino promotional costs ($4,200,000) and casino win tax ($1,000,000). Casino promotional costs increased primarily due to increases in the amount of cash giveaway to bus patrons and costs associated with the expanded junket air program. Casino win tax increased relative to the increase in casino revenues.

             Casino/hotel - Paradise Island, The Bahamas

             The Company's Paradise Island casino/hotel facilities were disposed of in the SIHL Sale effective May 3, 1994. The Paradise Island operating results for 1994 reflect the Company's operation of the Paradise Island properties through April 30, 1994.

             Real Estate Related - Atlantic City, New Jersey

             Atlantic City real estate related results for both the second quarter and the first half of 1995 include a $400,000 credit from the favorable settlement of certain prior years' property tax appeals. The results for this segment for both the second quarter and the first half of 1994 include a charge of $20,525,000 for the write-down of certain non-operating properties to net realizable value.

             Airline

             The Company's airline operation was effectively disposed of in the SIHL Sale by means of an option/put agreement with a nominal option price. Pursuant to an agreement, the Company operated the airline on behalf of SIHL for a small management fee through early May 1995. All profits earned or losses incurred in such operation accrued to or were borne by SIHL. Operating results of the airline segment presented in the segment tables herein include airline operations through April 30, 1994.

             Corporate Expense

             The corporate expense segment includes credits for management fees which GGE charges certain subsidiaries based on three percent of their gross revenues. The corresponding charges are included in the segments where the respective subsidiary's operations are reported. Management fees charged to Resorts International Hotel, Inc. ("RIH"), GGE's subsidiary that owns and operates the Resorts Casino Hotel, amounted to $2,446,000 and $2,355,000 for the second quarter of 1995 and 1994, respectively, and $4,646,000 and $4,288,000 for the first half of 1995 and 1994, respectively. Management fees charged to other subsidiaries totalled $473,000 and $1,971,000 for the second quarter and first half, respectively, of 1994.

             Corporate expense for the second quarter and first half of 1995 i n c ludes a credit of $1,000,000 from a favorable litigation settlement.

             T h e Environmental Protection Agency ("EPA") has named a predecessor to GGE as a potentially responsible party in the Bay Drum hazardous waste site (the "Site") in Tampa, Florida which the EPA has listed on the National Priorities List. No formal action has commenced against GGE and GGE intends to dispute any claims of this nature, if asserted. Although it may ultimately be determined that GGE is one of several hundred parties that are jointly and severally liable for the costs of Site remediation and for damages to natural resources at the Site caused by hazardous wastes, the extent of such liability, if any, cannot be determined at this time.

             Loss on SIHL Sale

             The loss on SIHL Sale represents the difference between the carrying values and the fair values of the assets and equity interests sold in the SIHL Sale. See Note B of Notes to Consolidated Financial Statements.

             Other Income (Deductions)

             The decreases in interest expense and amortization of debt discounts for the first half of 1995 are attributable to the restructuring of the Company's debt pursuant to the Plan. The Plan resulted in GGE's exchange of its previously outstanding Senior Secured Redeemable Notes due 1994 (the "Series Notes") for, among other things, Mortgage Notes and Junior Mortgage Notes issued by a subsidiary of GGE. This exchange resulted in a significant decrease in the principal amount of debt outstanding as well as a reduction in interest rates.

             Interest expense for the second quarter of 1995 was greater than that of the second quarter of 1994, as the Company did not accrue interest on its Series Notes from the date it entered bankruptcy proceedings, March 21, 1994, through the effective date of the reorganization, May 3, 1994. The Company's Mortgage Notes and Junior Mortgage Notes were issued on May 3, 1994.

             Recapitalization costs include legal and other advisory fees incurred in connection with the restructuring that was effected in May 1994.

             Proceeds from Litigation Trust represent the distribution that the Company received as a holder of units of beneficial interest in a litigation trust (the "Litigation Trust") established under a previous plan of reorganization.


        PART II. - OTHER INFORMATION


        Item 1.  Legal Proceedings

             The following is an update of the status of certain litigation which was previously described in "Item 3. Legal Proceedings" of GGE's Annual Report on Form 10-K for the year ended December 31, 1994.

        U.S. District Court Action - Rogers

             The Company was served in this action on July 28, 1995, and has until August 17, 1995 to file an answer to the complaint.

        U.S. District Court Action - RII v. Lowenschuss

             The Company's action against the Trustee of the Fred Lowenschuss Associates Pension Plan is scheduled for trial on September 29, 1995 in the Bankruptcy Court for the District of New Jersey.


        Item 2.  Changes in Securities

        Reverse Stock Split

             At the annual meeting held on June 27, 1995, GGE's shareholders approved changes to GGE's Amended and Restated Certificate of Incorporation to allow for the one-for-five Reverse Stock Split of Common Stock, $.01 par value, of which there were previously 100,000,000 shares authorized. The Reverse Stock Split became effective on June 30, 1995, on which date each share of Common Stock was reclassified into one-fifth of a new share of Common Stock and the total authorized shares of Common Stock was, therefore, reduced to 20,000,000. The Class B Stock, of which 35,000 shares are outstanding and 120,000 shares are authorized, was not affected by the Reverse Stock Split. A copy of the form of amendment to GGE's Amended and Restated Certificate of Incorporation is included as an exhibit hereto.

        Amendments to 1994 Stock Option Plan

             At the annual meeting held on June 27, 1995, GGE's shareholders approved amendments to GGE's 1994 Stock Option Plan to permit the grant of non-qualified stock options to directors of subsidiaries of GGE and to consultants and others providing services to the Company and to increase the maximum number of options that may be granted in any one year to officer and key employee participants. A copy of the 1994 Stock Option Plan, as amended, is filed as an exhibit hereto.


        Item 4.  Submission of Matters to a Vote of Security Holders

             GGE held its annual meeting of shareholders on June 27, 1995, at which meeting the following actions were taken:

             (i) Shareholders elected Thomas E. Gallagher and Jay M. Green to serve as directors. (The other four members of GGE's Board of Directors, Merv Griffin, William J. Fallon, Charles M. Masson and Vincent J. Naimoli, continue to serve as directors.)

             (ii) Shareholders approved the one-for-five Reverse Stock Split of Common Stock, par value $.01 per share.

             (iii) Shareholders approved an amendment to GGE's Amended and Restated Certificate of Incorporation to change the name
             of   the  company  from  "Resorts  International,  Inc."  to
             "Griffin Gaming & Entertainment, Inc."

             (iv) Shareholders approved amendments to the Company's 1994 Stock Option Plan to permit the grant of non-qualified stock options to directors of subsidiaries of GGE and to consultants and others providing services to the Company and to increase the maximum number of options that may be granted in any one year to officer and key employee participants.

             (v) Shareholders ratified the appointment of Ernst & Y o ung LLP, independent accountants, as the Company's auditors for the fiscal year ending December 31, 1995.

             A tabulation of votes on each of the matters voted on at the annual meeting is presented below. Holders of Class B Stock were not entitled to vote.

                                         Votes        Votes
                                          FOR        AGAINST     Abstentions

        Election of Thomas E.
         Gallagher                    35,120,169                  1,002,340

        Election of Jay M. Green      35,233,648                    888,861

        One-for-five Reverse Stock
         Split                        33,634,850    2,186,334       301,325

        Company name change           34,695,353    1,219,904       207,252

        Amendments to 1994 Stock
         Option Plan                  32,110,802    3,512,716       498,991

        Ratification of auditors      35,500,808      310,089       311,612


        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibits are filed herewith:

             Exhibit
             Number                            Exhibit

              (11)     Statement re computation of per share data.

              (27)     Financial data schedule.

             The following Part II exhibits are filed herewith:

             Exhibit
             Number                            Exhibit

              (4)(a) Form of Amendment to Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit A to registrant's Definitive Proxy Statement filed on May 23, 1995 on Schedule 14A.)

              (4)(b) Resorts International, Inc. 1994 Stock Option Plan (as amended on June 27, 1995).

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by GGE covering an event during the second quarter of 1995. No amendments to previously filed Forms 8-K were filed during the second quarter of 1995.

                                      SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GRIFFIN GAMING & ENTERTAINMENT, INC.
                                                    (Registrant)




                                        /s/ Matthew B. Kearney
                                        Matthew B. Kearney
                                        Executive Vice President -  Finance
                                         (Authorized Officer of Registrant
                                         and Chief Financial Officer)


        Date:  August 10, 1995

                         GRIFFIN GAMING & ENTERTAINMENT, INC.

                          Form 10-Q for the quarterly period
                                  ended June 30, 1995


                                     EXHIBIT INDEX


             Exhibit                             Reference to Previous Filing
             Number            Exhibit           or Page Number in Form 10-Q

              (4)(a)   Form of Amendment to      Incorporated by reference to
                       Amended and Restated      Exhibit A to registrant's
                       Certificate of            Definitive Proxy Statement
                       Incorporation.            filed on May 23, 1995 on
                                                 Schedule 14A.

              (4)(b)   Resorts International,    Page 22.
                       Inc. 1994 Stock Option
                       Plan (as amended on
                       June 27, 1995).

              (11)     Statement re computation  Page 34.
                       of per share data.

              (27)     Financial data schedule.  Page 35.