Form 10-Q
period 1995-09-30
GRIFFIN GAMING & ENTERTAINMENT INC
filed 1995-11-13
CIK 83394

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1995

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

                                                         Yes  X     No

        Number of shares outstanding of each class of registrant's common stock as of September 30, 1995: Common Stock - 7,941,035 shares and Class B Redeemable Common Stock - 35,000 shares.


                         Exhibit Index is presented on page 20

                               Total number of pages 24

                         GRIFFIN GAMING & ENTERTAINMENT, INC.
                                       FORM 10-Q
                                         INDEX


                                                                  Page Number

        Part I.  Financial Information

             Item 1.     Financial Statements

                         Consolidated Balance Sheets
                          at September 30, 1995 and
                          December 31, 1994                            3

                         Consolidated Statements of
                          Operations for the Quarters
                          and Three Quarters Ended
                          September 30, 1995 and 1994                  4

                         Consolidated Statements of
                          Cash Flows for the Three
                          Quarters Ended September 30,
                          1995 and 1994                                5

                         Notes to Consolidated
                          Financial Statements                         6

             Item 2.     Management's Discussion
                          and Analysis of Financial
                          Condition and Results of
                          Operations                                  12


        Part II.  Other Information

             Item 1.     Legal Proceedings                            17

             Item 6.     Exhibits and Reports on
                          Form 8-K                                    18

        PART I. - FINANCIAL INFORMATION
        Item 1.   Financial Statements

                 GRIFFIN GAMING & ENTERTAINMENT, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                      (In Thousands of Dollars, except par value)


                                                  September 30,  December 31,
                                                      1995           1994
                                                   (Unaudited)
        ASSETS

        Current assets:
          Cash (including cash equivalents
           of $33,182 and $21,321)                  $ 47,489       $ 35,503
          Restricted cash equivalents                  3,994          5,388
          Receivables, less allowance for
           doubtful accounts of $3,979
           and $3,901                                  7,348          6,509
          Inventories                                  2,382          1,793
          Prepaid expenses                             7,624          9,531
            Total current assets                      68,837         58,724

        Land held for investment, development
         and resale                                   93,795         87,641

        Property and equipment, net of
         accumulated depreciation of $59,288
         and $49,024                                 159,858        159,117

        Deferred charges and other assets             12,686         11,766

                                                    $335,176       $317,248

        LIABILITIES AND SHAREHOLDERS' EQUITY

        Current liabilities:
          Current maturities of long-term
           debt                                     $    577       $      5
          Accounts payable and accrued
           liabilities                                38,489         41,046
            Total current liabilities                 39,066         41,051

        Long-term debt, net of unamortized
         discounts                                   216,486        212,466

        Deferred income taxes                         53,700         53,700

        Shareholders' equity:
          Common Stock - $.01 par value                   79            397
          Class B Stock - $.01 par value
          Capital in excess of par                   129,572        129,237
          Accumulated deficit                       (103,727)      (119,603)
            Total shareholders' equity                25,924         10,031

                                                    $335,176       $317,248

                 GRIFFIN GAMING & ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In Thousands, except per share data)
                                      (Unaudited)

                                         Quarter Ended     Three Quarters Ended
                                         September 30,         September 30,
                                         1995      1994      1995        1994
        Revenues:
         Casino                        $76,058   $69,582   $206,690   $ 216,624
         Rooms                           2,113     2,424      5,180      18,928
         Food and beverage               3,811     4,267      9,708      24,970
         Other casino/hotel revenues     1,480     1,406      4,124      11,138
         Other operating revenues                                         4,577
         Real estate related             2,140     2,081      6,361       6,211
                                        85,602    79,760    232,063     282,448
        Expenses:
         Casino                         42,035    37,700    118,021     123,359
         Rooms                             819       873      2,701       5,218
         Food and beverage               4,091     4,412     10,731      21,584
         Other casino/hotel
          operating expenses             8,764     9,002     25,885      38,020
         Other operating expenses                                         3,483
         Selling, general and
          administrative                 9,706     9,249     29,099      38,700
          Depreciation                   3,350     3,303     10,312      14,093
         Real estate related                82       165        222         954
         Write-down of non-operating
          real estate                                                    20,525
          Loss on SIHL Sale                                              73,108
                                        68,847    64,704    196,971     339,044
        Earnings (loss) from
         operations                     16,755    15,056     35,092     (56,596)
        Other income (deductions):
          Interest income                  726       861      2,698       2,087
         Interest expense               (6,357)   (6,600)   (18,956)    (29,685)
         Amortization of debt
          discounts                       (964)     (832)    (2,958)    (14,163)
         Recapitalization costs                    1,300                 (8,488)
         Proceeds from Litigation
          Trust                                                           2,542
        Earnings (loss) before
         extraordinary item             10,160     9,785     15,876    (104,303)
        Extraordinary item - gain on
         exchange of debt                         (1,300)               186,000
        Net earnings                   $10,160   $ 8,485   $ 15,876   $  81,697

        Per share data - primary:
         Earnings (loss) before
           extraordinary item            $1.16     $1.25      $1.87     $(17.20)
         Extraordinary item                         (.16)                 30.67
         Net earnings                    $1.16     $1.09      $1.87     $ 13.47
         Weighted average number
          of shares and equivalents      8,743     7,808      8,493       6,065
        Per share data - fully diluted:
         Net earnings                    $1.16                $1.83
         Weighted average number
          of shares and equivalents      8,743                8,697

                 GRIFFIN GAMING & ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                    Three Quarters Ended
                                                        September 30,
                                                     1995           1994

        Cash flows from operating activities:
          Cash received from customers            $ 230,798      $ 278,046
          Cash paid to suppliers and employees     (181,533)      (224,815)
            Cash flow from operations before
             interest and income taxes               49,265         53,231
          Interest received                           2,630          2,203
          Interest paid                             (23,766)       (13,423)
          Income taxes paid                                           (285)
            Net cash provided by operating
             activities                              28,129         41,726

        Cash flows from investing activities:
          Cash proceeds from SIHL Sale, net of
           cash balances transferred                                39,747
          Payments for property and equipment       (16,954)        (6,057)
          Proceeds from sale of property                               135
          Casino Reinvestment Development
           Authority deposits and bond
           purchases                                 (2,234)        (2,175)
            Net cash provided by (used in)
             investing activities                   (19,188)        31,650

        Cash flows from financing activities:
          Proceeds from borrowing                     1,815
          Cash (including cash proceeds of SIHL
           Sale) distributed to noteholders                       (102,134)
          Collection of note receivable from
           related party                                             3,008
          Payments of recapitalization costs                        (8,705)
          Proceeds from Litigation Trust                             2,542
          Repayments of non-public debt                (181)          (117)
          Proceeds from exercise of stock
           options                                       17
            Net cash provided by (used in)
             financing activities                     1,651       (105,406)

        Net increase (decrease) in cash and
         cash equivalents                            10,592        (32,030)
        Cash and cash equivalents at beginning
         of period                                   40,891         76,794
        Cash and cash equivalents at end
         of period                                $  51,483      $  44,764

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

             Certain amounts in the consolidated balance sheet as of December 31, 1994 were reclassified for comparative purposes.

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

             F o r information as to the revenues and contribution to consolidated earnings from operations of the operations disposed of, see the Paradise Island portion of the casino/hotel segment and the a i r line segment included in the segment tables in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        C.   Reverse Repurchase Agreements:

             C a s h equivalents at September 30, 1995 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with the institutions listed in the following table under which the Company had not taken delivery of the underlying securities. These agreements matured during the first week of October 1995.

        (In Thousands of Dollars)

             Prudential Securities, Inc.                       $21,956

             National Westminster Bank NJ                      $11,004



        D.   Property and Equipment:

             Property and equipment are depreciated over the estimated useful lives reported below using the straight-line method for financial reporting purposes.


             Land improvements                                 10 - 25 years

             Hotels and other buildings                        20 - 22 years

             Furniture, machinery and equipment                 3 - 5 years


        E.   Reverse Stock Split:

             On  June  27,  1995,  GGE's  shareholders approved a one-for-five reverse stock split (the "Reverse Stock Split") of GGE's common stock (the "Common Stock"), par value $.01 per share, of which there were previously 100,000,000 shares authorized. The Reverse Stock Split became effective on June 30, 1995, on which date each share of Common Stock was reclassified into one-fifth of a new share of Common Stock and the total authorized shares of Common Stock was, therefore, reduced to 20,000,000. The par value of the Common Stock remains $.01 per share after the Reverse Stock Split. As of June 30, 1995, $318,000 was reclassified from Common Stock to capital in excess of par in order to reflect the Reverse Stock Split. GGE's Class B Redeemable Common Stock (the "Class B Stock") described below was not affected by the Reverse Stock Split.

        F.   Class B Stock:

             GGE is authorized to issue 120,000 shares of Class B Stock, of which 35,000 shares were outstanding as of September 30, 1995. Each share of Class B Stock was issued as part of a unit (the Unit ) comprising $1,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes") issued by Resorts International Hotel Financing, Inc. ("RIHF"), a subsidiary of GGE, and one share of Class B Stock. Shares of Class B Stock may not be transferred
        s e parately from the related Junior Mortgage Note. Upon the redemption, or cancellation following the purchase thereof, of each $1,000 principal amount of Junior Mortgage Notes, GGE will redeem, at a price of $.01 per share, the share of Class B Stock issued as part of that Unit.

        G.   Stock Options and Warrants:

             In March 1995, the Compensation/Option Committee of GGE's Board of Directors granted options to purchase 115,000 shares of Common Stock at an exercise price of $10.46875 per share (after adjustment for the Reverse Stock Split), subject to the approval by GGE's shareholders of certain amendments to GGE's 1994 Stock Option Plan (the "1994 SOP"). Such approval was granted in June 1995. Of these options, 25% became vested on September 27, 1995, and the remainder of the options will vest 25% on August 1, 1996, 1997 and 1998.

             On June 30, 1995, in accordance with the 1994 SOP, the four members of the Compensation/Option Committee were each granted options to purchase 1,000 shares of Common Stock at an exercise price of $14.0625 (after adjustment for the Reverse Stock Split). These options were fully exercisable upon grant.

             In accordance with the anti-dilution and adjustment provisions of the 1994 SOP, GGE's previous stock option plan (the "1990 SOP") and GGE's outstanding warrants, all of GGE's outstanding options and warrants as of June 30, 1995 were reduced by 80% and the exercise prices were increased accordingly as a result of the Reverse Stock Split.

             In addition, options to purchase 15,000 shares were granted to members of management on August 9, 1995 at an exercise price of $15.75 per share.

             As of September 30, 1995 GGE had the following options and warrants outstanding after adjustment for the Reverse Stock Split:

                            Exercise         Options          Options
               Plan           Price        Outstanding      Exercisable

             1990 SOP       $ 9.37500         280,677          280,677

             1994 SOP       $ 5.15625         206,000           56,750

             1994 SOP       $10.46875         115,000           28,750

             1994 SOP       $14.06250           4,000            4,000

             1994 SOP       $15.75000          15,000              -0-

             Warrants       $ 6.00000         933,370          933,370

                                            1,554,047        1,303,547

        H.   Complimentary Services:

             The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The retail value of such complimentary services excluded from revenues amounted to $9,554,000 and $7,583,000 for the third quarter of 1995 and 1994, respectively, and $22,193,000 and $22,342,000 for the first three quarters of 1995 and 1994, respectively. The rooms, food and beverage, and other casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department for complimentary services provided to casino patrons. These allocations do not necessarily represent the incremental cost of providing such complimentary services to casino patrons. Amounts a l l ocated to the casino department from the other operating departments were as follows:

                                      Quarter Ended     Three Quarters Ended
                                      September 30,         September 30,
        (In Thousands of Dollars)    1995      1994        1995        1994

        Rooms                       $1,438    $1,071     $ 3,737     $ 3,243
        Food and beverage            4,653     3,688      12,802      11,854
        Other casino/hotel
         operations                  2,185     1,974       4,900       5,377

        Total allocated to casino   $8,276    $6,733     $21,439     $20,474



        I.   Related Party Transaction:

             Effective May 1, 1995 Thomas E. Gallagher became President and Chief Executive Officer of GGE. Mr. Gallagher has been President and Chief Executive Officer of The Griffin Group, Inc. ("Griffin Group"), a corporation controlled by Merv Griffin, Chairman of the Board of Directors of GGE, since April 1992. In connection with Mr. Gallagher's appointment as President and Chief Executive Officer of GGE, following review and approval by independent members of GGE's Board of Directors, GGE agreed to pay $300,000 per year for his services in this capacity. Such payment is to be made to Griffin Group where Mr. Gallagher remains President and Chief Executive Officer.

        J.   Per Share Data:

             Per share data was computed using the weighted average number of shares of outstanding Common Stock. When dilutive, stock options and warrants were included as share equivalents using the treasury stock method. Per share data has been restated for all periods presented to give effect to the Reverse Stock Split.

        K.   Statements of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                      Three Quarters Ended
                                                          September 30,
        (In Thousands of Dollars)                       1995        1994

        Reconciliation of net earnings to net cash provided by operating activities:

          Net earnings                                $15,876    $  81,697
          Adjustments to reconcile net earnings
           to net cash provided by operating
           activities:
            Extraordinary item - gain on exchange
             of debt                                              (186,000)
            Loss on SIHL Sale                                       73,108
            Write-down of non-operating real
             estate                                                 20,525
            Depreciation                               10,312       14,093
            Amortization of debt discounts              2,958       14,163
            Provision for doubtful receivables            887        1,097
            Provision for discount on Casino
             Reinvestment Development Authority
             obligations, net of amortization           1,175        1,098
            Deferred tax benefit                                      (300)
            Recapitalization costs                                   8,488
            Proceeds from Litigation Trust                          (2,542)
            Net loss on sale of property                               138
            Net increase in receivables                (1,979)        (246)
            Net decrease in inventories and
             prepaid expenses                           1,112        4,036
            Net decrease in deferred charges
             and other assets                             318        1,048
            Net increase (decrease) in accounts
             payable and accrued liabilities           (2,530)      11,323

        Net cash provided by operating activities     $28,129    $  41,726

                                                      Three Quarters Ended
                                                          September 30,
        (In Thousands of Dollars)                       1995        1994

        Non-cash investing and financing
         activities:

          Exchange of real estate in Atlantic
           City (at carrying value of property
           exchanged)                                  $1,501

          Exchange of Senior Secured Redeemable
           Notes due April 15, 1994 for:
            Mortgage Notes due 2003 and Junior
             Mortgage Notes due 2004 (at
             estimated market value)                              $135,300
            SIHL Series A Ordinary Shares (at
             estimated market value)                                60,000
            Common Stock (at estimated market
             value)                                                 24,415
            Other liabilities                                        1,425

          Reduction in note receivable from
           related party applied to prepaid
           services                                                  2,310

          Issuance of Common Stock for
           prepaid services                                          2,060

          Issuance of Common Stock in settlement
           of certain recapitalization costs                           865

          Increase in liabilities for additions
           to other assets                                179          176



        L.   Commitments and Contingencies:

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

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        FINANCIAL CONDITION

        Liquidity

             At September 30, 1995 the Company's working capital amounted to $ 2 9 , 7 71,000, including unrestricted cash and equivalents of $47,489,000. A significant portion of the unrestricted cash and e q u i valents is required for day-to-day operations, including approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as additional cash balances necessary to meet current working capital needs.

             In addition, the Company has a $19,738,000 senior credit facility (the "Senior Facility") available for the period ending May 2, 1996 should the Company have additional cash needs. The Company believes that the Senior Facility will also serve as a source of funds for expansion, development and/or an investment opportunity as well as a safeguard if an emergency arises from current operations. However, market interest rates and other economic conditions, among other factors, will determine if it is appropriate for the Company to draw on the Senior Facility.

             The Company will satisfy the interest payment due December 15, 1995 on its 11.375% Junior Mortgage Notes due 2004 by cash payment.

        Capital Expenditures and Resources

             During the first three quarters of 1995 the Company's $16,954,000 of capital expenditures included approximately $6,100,000 for an Atlantic City land acquisition, $4,000,000 for the conversion of certain existing facilities into an additional 10,000 square feet of casino gaming area and $2,900,000 for certain restaurant renovations at Merv Griffin's Resorts Casino Hotel (the "Resorts Casino Hotel") in Atlantic City.

             The Company purchased a 4.4 acre tract on the Boardwalk, adjacent to Resorts Casino Hotel, from an affiliate of Harrah's Atlantic City in exchange for certain non-operating real estate in the marina area of Atlantic City and cash. The Company has been leasing this property and using it as a parking lot since 1985. The Company is exploring the feasibility of using this additional acreage to expand its Atlantic City operations.

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

        Revenues

             Revenues by geographic and business segment were as follows (in thousands of dollars):


                                      Quarter Ended     Three Quarters Ended
                                      September 30,         September 30,
                                      1995      1994      1995        1994

        Casino/hotel:
          Atlantic City, New Jersey:
            Casino                  $76,058   $69,582   $206,690    $188,509
            Rooms                     2,113     2,424      5,180       5,509
            Food and beverage         3,811     4,267      9,708      11,324
            Other casino/hotel        1,474     1,406      4,118       3,430
                                     83,456    77,679    225,696     208,772

          Paradise Island,
           The Bahamas (a):
            Casino                                                    28,115
            Rooms                                                     13,419
            Food and beverage                                         13,646
            Other casino/hotel                                         7,708
                                        -0-       -0-        -0-      62,888

            Total casino/hotel       83,456    77,679    225,696     271,660

        Real estate related -
         Atlantic City, New Jersey    2,140     2,081      6,361       6,211
        Airline (a)                                                    5,674
        Other segments                    6                    6           7
        Intersegment eliminations                                     (1,104)

        Revenues from operations    $85,602   $79,760   $232,063    $282,448

        (a)  These operations were disposed of through the SIHL Sale.

             Third Quarter and First Three Quarters 1995 Compared to 1994

             Casino/hotel - Atlantic City, New Jersey

             Casino revenues increased by $6,476,000 and $18,181,000 for the third quarter and first three quarters of 1995, respectively. For the third quarter the Company's slot and table game win increased by $5,422,000 and $1,362,000, respectively, while revenues from poker, simulcasting and keno declined. The increase in slot win was primarily due to increased amounts wagered by patrons; the increase in table game win was largely due to an increase in the Company's hold percentage (ratio of casino win to total amount of chips purchased for table games or total amount wagered for slots).

             For the first three quarters, the Company's slot win and table game win increased by $16,937,000 and $2,399,000, respectively. The Company's revenue from poker, simulcasting and keno was down for this period. The Company's slot win was up primarily due to an increase in amounts wagered, though slot win was also favorably affected by an increase in hold percentage. The Company's table game win was up due to increases in both amounts wagered and hold percentage.

             The increased amounts wagered reflect the Company's recent casino expansion as well as increased emphasis on bus and junket air programs. The Company s current junket programs were initiated in September 1994. In addition, poor weather conditions during the first quarter of 1994 adversely affected operations in that period as the principal means of transportation to Atlantic City is by automobile or bus.

             The decreases in food and beverage revenues for the first three quarters was primarily attributable to the closing of the Celebrity Deli in early April and, to a lesser extent, Mr. G's lounge in mid March for the renovations discussed under "FINANCIAL CONDITION - Capital Expenditures and Resources" above.

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

        Contribution to Consolidated Earnings (Loss) Before Extraordinary Item

             Results by geographic and business segment were as follows (in thousands of dollars):


                                       Quarter Ended      Three Quarters Ended
                                       September 30,          September 30,
                                      1995      1994        1995       1994

        Casino/hotel:
          Atlantic City, New Jersey $12,947   $ 11,445    $ 23,206  $  16,742
          Paradise Island,
           The Bahamas (a)(b)                                          10,206
                                     12,947     11,445      23,206     26,948
        Real estate related -
         Atlantic City, New Jersey    2,052      1,911       6,124    (15,283)
        Airline(a)(b)                                                      (7)
        Other segments                  (20)                   (20)       (24)
        Corporate expense, net of
         management fees              1,776      1,700       5,782      4,878
        Loss on SIHL Sale                                             (73,108)

        Earnings (loss) from
         operations                  16,755     15,056      35,092    (56,596)
        Other income (deductions):
          Interest income               726        861       2,698      2,087
          Interest expense           (6,357)    (6,600)    (18,956)   (29,685)
          Amortization of debt
           discounts                   (964)      (832)     (2,958)   (14,163)
          Recapitalization costs                 1,300                 (8,488)
          Proceeds from Litigation
           Trust                                                        2,542

        Earnings (loss) before
         extraordinary item         $10,160   $  9,785    $ 15,876  $(104,303)

        (a)  These operations were disposed of through the SIHL Sale.

        ( b )    The  Paradise  Island  casino/hotel  segment  subsidized  the operations of Paradise Island Airlines, Inc. in the amount of $993,000 for the first three quarters of 1994.



             Third Quarter and First Three Quarters 1995 Compared to 1994

             Casino/hotel - Atlantic City, New Jersey

             For the third quarter and first three quarters of 1995 casino, hotel and related operating results increased by $1,502,000 and $6,464,000, respectively, as the increased revenues described above were partially offset by net increases in operating costs.

             For the third quarter the most significant variances in operating expenses were increases in casino promotional costs ($1,700,000), payroll and related costs ($800,000) and casino win tax ($600,000). Casino promotional costs increased primarily due to increases in costs associated with the junket air program, which was expanded in September 1994. Payroll and related costs increased primarily due to increased salary and wage rates, although the average number of employees was up slightly for the quarter. Casino win tax increased relative to the increase in casino revenues.

             For  the  first  three quarters the most significant variances in
        o p erating expenses were increases in casino promotional costs ($6,000,000), casino win tax ($1,500,000), payroll and related costs ($1,400,000) and the accrual for performance and incentive bonuses ( $ 800,000). Casino promotional costs increased due to costs associated with the expanded junket air program as well as increases in the amount of cash giveaway to bus patrons. Casino win tax increased relative to the increase in casino revenues. Payroll and related costs increased due to increased salary and wage rates, as the average number of employees was down slightly for the year-to-date period.

             Casino/hotel - Paradise Island, The Bahamas

             The Company's Paradise Island casino/hotel facilities were disposed of in the SIHL Sale effective May 3, 1994. The Paradise Island operating results for 1994 reflect the Company's operation of the Paradise Island properties through April 30, 1994.

             Real Estate Related - Atlantic City, New Jersey

             Atlantic City real estate related results for the first three quarters of 1995 include a $400,000 credit from the favorable settlement of certain prior years' property tax appeals. For the first three quarters of 1994 the results for this segment include a charge of $20,525,000 for the write-down of certain non-operating properties to net realizable value.

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

             Corporate Expense

             The corporate expense segment includes credits for management fees which GGE charges certain subsidiaries based on three percent of their gross revenues. The corresponding charges are included in the segments where the respective subsidiary's operations are reported. Management fees charged to Resorts International Hotel, Inc., GGE's subsidiary that owns and operates the Resorts Casino Hotel, amounted to $2,790,000 and $2,558,000 for the third quarter of 1995 and 1994, respectively, and
        $7,436,000 and $6,846,000 for the first three quarters of 1995 and 1994, respectively. Management fees charged to other subsidiaries totaled $1,971,000 for the first three quarters of 1994.

             Corporate expense for the first three quarters of 1995 includes a credit of $1,000,000 from a favorable litigation settlement.

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

             Other Income (Deductions)

             The decreases in interest expense and amortization of debt discounts for the first three quarters of 1995 are attributable to the restructuring of the Company's debt pursuant to the Plan, which resulted in a significant decrease in the principal amount of debt outstanding as well as a reduction in interest rates.

             Recapitalization costs include legal and other advisory fees incurred in connection with the restructuring that was effected in May 1994.

             Proceeds from Litigation Trust represent the distribution that the Company received as a holder of units of beneficial interest in a litigation trust (the "Litigation Trust") established under a previous plan of reorganization.


        PART II. - OTHER INFORMATION


        Item 1.  Legal Proceedings

             The following is an update of the status of certain litigation which was previously described in "Item 3. Legal Proceedings" of GGE's Annual Report on Form 10-K for the year ended December 31, 1994 and in "Item 1. Legal Proceedings" of GGE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

        U.S. District Court Action - Friedman

             This action was dismissed with prejudice as to the plaintiff in September 1995.

        U.S. District Court Action / U.S. Bankruptcy Court Action - Rogers

             The   U.  S.  District  Court  Action  was  discontinued  without prejudice  to plaintiff.

             On September 25, 1995 plaintiff Rogers filed a Complaint in Adversary Proceeding in the Bankruptcy Court for the District of New J e r s e y , which court approved the Company s 1990 Plan of Reorganization. The complaint alleges that the Company did not comply with its 1990 Plan of Reorganization in that Merv Griffin failed to timely redeem his $11,000,000 promissory note in September 1991, and the Company did not demand such redemption at that time. The complaint further alleges that the Company violated the court order approving the 1990 Plan of Reorganization by filing a pre-packaged plan of reorganization in another district. The complaint seeks to have a trustee appointed for the Company and to have the issuance of C o m mon Stock to Merv Griffin pursuant to the 1990 Plan of Reorganization voided. The Company has not yet responded to the summons it received. A pre-trial conference has been scheduled for November 22, 1995.

        U.S. Bankruptcy Court Action - GGE v. Lowenschuss

             The trial for the Company's action against the Trustee of the Fred Lowenschuss Associates Pension Plan was held on November 2 and 3, 1995 in the Bankruptcy Court for the District of New Jersey. Closing arguments in this trial are scheduled for late November 1995.


        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibits are filed herewith:

             Exhibit
             Number                            Exhibit

             (11)      Statement re computation of per share data.

             (27)(a)   Financial data schedule as of September 30, 1995.

             (27)(b)   Restated  financial  data  schedule  as of December 31,
                        1994.

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by GGE covering an event during the third quarter of 1995. No amendments to previously filed Forms 8-K were filed during the third quarter of 1995.

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


                                        GRIFFIN GAMING & ENTERTAINMENT, INC.
                                                    (Registrant)




                                        /s/ Matthew B. Kearney
                                        Matthew B. Kearney
                                        Executive Vice President -  Finance
                                         (Authorized Officer of Registrant
                                         and Chief Financial Officer)


        Date:  November 10, 1995

                         GRIFFIN GAMING & ENTERTAINMENT, INC.

                          Form 10-Q for the quarterly period
                               ended September 30, 1995


                                     EXHIBIT INDEX


             Exhibit                             Reference to Previous Filing
             Number            Exhibit           or Page Number in Form 10-Q

             (11)      Statement re computation  Page 21.
                       of per share data.

             (27)(a)   Financial data schedule   Page 22.
                       as of September 30, 1995.

             (27)(b)   Restated financial data   Page 23.
                       schedule as of December
                       31, 1994.