Form 10-K
period 1995-12-31
GRIFFIN GAMING & ENTERTAINMENT INC
filed 1996-03-08
CIK 83394

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       Form 10-K

        [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1995

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


                                     - continued -



                   Exhibit Index is presented on pages 79 through 90

                               Total Number of Pages 147

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes      X         No

        Indicate  by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Based on the closing price on the American Stock Exchange, on February 29, 1996 the aggregate market value of the registrant's Common Stock held by nonaffiliates was $73,936,000.


           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                           Yes      X         No

        A s   of  February  29,  1996  there  were  7,941,035  shares  of  the registrant's Common Stock outstanding and 35,000 shares of the registrant's Class B Redeemable Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Proxy Statement to be filed for the registrant's 1996 annual meeting of shareholders are incorporated by reference in Part III hereof.

                                        PART I


        ITEM 1. BUSINESS

             (a)  General Development of Business

             Griffin Gaming & Entertainment, Inc. ("GGE") is a holding company which, through its indirect wholly owned subsidiary, Resorts International Hotel, Inc. ("RIH"), is principally engaged in the ownership and operation of Merv Griffin's Resorts Casino Hotel
        ("Resorts Casino Hotel") in Atlantic City, New Jersey. GGE was known as Resorts International, Inc. until its name change, which was effective June 30, 1995. "GGE" is used herein to refer to the corporation both before and after its name change. GGE was incorporated in Delaware in 1958. The term "Company" as used herein includes GGE and/or one or more of its subsidiaries as the context may require.

             In Atlantic City, the Company owns and operates the Resorts Casino Hotel, which has approximately 660 guest rooms, a 70,000 square foot casino, an 8,000 square foot simulcast parimutuel betting and poker area and related facilities, located on the Boardwalk. See "( c ) Narrative Description of Business" below, and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

             Casino operations in Atlantic City are conducted under a casino license which is subject to periodic review and renewal by action of the New Jersey Casino Control Commission (the "Casino Control Commission"). The Company's current license was renewed in January 1996 through January 31, 2000 subject to a financial stability review after two years. See "Regulation and Gaming Taxes and Fees" under "(c) Narrative Description of Business" below.

        1994 Restructuring

             In  April  1994  the  Company  s  prepackaged  bankruptcy plan of reorganization (the "Plan") was confirmed by the United States Bankruptcy Court for the District of Delaware and on May 3, 1994 the Plan became effective. The Company s reorganization under the Plan (the "Restructuring") included, among other things, (i) the sale of the Company s Paradise Island operations and properties (the "SIHL Sale") and (ii) the exchange of $481,907,000 principal amount of public indebtedness for $160,000,000 principal amount of new debt securities, 40% of the common stock of GGE (the "GGE Common Stock"), the proceeds from the sale of the Paradise Island operations and approximately $36,700,000 cash.

             The  Paradise  Island  assets  disposed  of included the Paradise
        Island Resort & Casino, the Ocean Club Golf & Tennis Resort and the Paradise Paradise Beach Resort. The assets sold included an 18-hole golf course, approximately six miles of beach and water frontage and other resort facilities on Paradise Island. A total of 562 acres on Paradise Island, 218 of which were not used in the Company's former operations and were available for future development, were included in the sale. Also, certain assets located in Florida and used in connection with the Company's former Paradise Island operations were included in the sale. In addition, the Company's airline operation was effectively disposed of in the sale by means of an option/put agreement with a nominal option price. Pursuant to an agreement, the Company operated the airline on behalf of the purchaser for a small management fee through early May 1995.

             The Plan and Restructuring are more completely described in GGE s Form 10-K for the year ended December 31, 1994.

             (b)  Financial Information about Industry Segments

             The information called for by this item is incorporated by reference to the tables entitled "Revenues," "Contribution to Consolidated Earnings (Loss) Before Income Taxes and Extraordinary Items" and "Identifiable Assets, Depreciation and Capital Additions" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

             (c)  Narrative Description of Business

        Gaming Facilities

             Through May 1995, the Resorts Casino Hotel in Atlantic City, New Jersey, had a 60,000 square foot casino and a simulcast parimutuel betting and poker area of approximately 8,000 square feet. In late May 1995, the casino was expanded by approximately 10,000 square feet which enabled the Company to increase the number of slot machines by approximately 315 machines. At December 31, 1995, these gaming areas contained 43 blackjack tables, 18 poker tables, 11 roulette tables, 10 dice tables, eight Caribbean stud poker tables, two baccarat tables, two let it ride poker tables, one mini-baccarat table, one pai gow poker table, one big six wheel, one sic bo table, 2,338 slot machines, and five betting windows and four customer-operated terminals for simulcast parimutuel betting. Also included in the simulcast area is a keno lounge which has two keno cashier windows. There are also two keno windows in the bus waiting area and one on the casino floor.

             During 1995, the Company had total gaming revenues from its Atlantic City casino of $267,757,000. This compares to total gaming revenues of $250,482,000 for 1994 and $244,116,000 for 1993. In the
        last several years, approximately a dozen new table games have been introduced in order to provide more variety than the basic five table games of blackjack, roulette, craps, baccarat and big six, which were the only games available for the initial 15 years of the gaming industry in Atlantic City. The Company has offered simulcast betting and poker since June 1993, keno since June 1994 and Caribbean stud poker since November 1994.

             Casino gaming in Atlantic City is highly competitive and is strictly regulated under the New Jersey Casino Control Act and regulations promulgated thereunder (the "Casino Control Act"), which affect virtually all aspects of the Company's Atlantic City casino operations. See "Competition" and "Regulation and Gaming Taxes and Fees" below.

        Resort and Hotel Facilities

             The Resorts Casino Hotel commenced operations in May 1978 and was the first casino/hotel opened in Atlantic City. This was accomplished by the conversion of the former Haddon Hall Hotel, a classic hotel structure originally built in the early 1900's, into a casino/hotel. It is situated on approximately seven acres of land with approximately 310 feet of Boardwalk frontage overlooking the Atlantic Ocean. The Resorts Casino Hotel consists of two hotel towers, the 15-story East Tower and the nine-story North Tower. In addition to the casino f a c ilities described above, the casino/hotel complex includes approximately 660 guest rooms and suites, the 1,400-seat Superstar Theater, seven restaurants, one cocktail lounge, a VIP slot and table player lounge, an indoor swimming pool and health club, and retail stores. The complex also has approximately 50,000 square feet of convention facilities, including eight large meeting rooms and a 16,000 square foot ballroom.

             The Company owns a garage that is connected to the Resorts Casino
        Hotel by a covered walkway. This garage is used for patrons' self parking and accommodates approximately 700 vehicles. The Company also leases a lot which provides valet parking for approximately 180 cars. In June 1995 the Company acquired approximately 4.4 acres adjoining the Resorts Casino Hotel (the "Chalfonte Site" ) which acreage currently provides additional uncovered self parking for approximately 140 cars and valet parking for approximately 420 cars. The Chalfonte Site includes approximately 265 feet of Boardwalk frontage and was previously leased by the Company. The Company intends to expand the Resorts Casino Hotel by constructing hotel rooms, casino space and a parking garage on this acreage commencing in late 1996. The expanded facilities will be connected to the existing hotel structure by a covered walkway already in place.

             Consistent with industry practice, the Company reserves a portion of its hotel rooms and suites as complimentary accommodations for high-level casino wagerers. For 1995, 1994 and 1993 the average occupancy rates, including complimentary rooms, which were primarily provided to casino patrons, were 94%, 91% and 92%, respectively. The average occupancy rate and weighted average daily room rental, excluding complimentary rooms, were 51% and $59, respectively, for 1995. This compares with 47% and $64, respectively, for 1994, and 47% and $62, respectively, for 1993.

        Capital Improvements

             The Company has pursued a major capital improvements program since 1989 in order to compete more effectively in the Atlantic City market. During these seven years capital additions at Resorts Casino Hotel exceeded $122,000,000. In 1995 the Company expanded its casino by approximately 10,000 square feet and added approximately 315 slot machines. Also in 1995, a new restaurant, California Pizza Kitchen, was constructed and opened, five suites were renovated, and the exterior of the building was painted. In 1994 the Company purchased 221 slot machines, most of which replaced older models, and completed various capital maintenance projects. In prior years, the Company converted certain back-of-the-house space into an 8,000 square foot simulcast facility, opened the VIP slot and table player lounge, "Club Griffin," and converted the parking garage from valet to self-parking. The Company has a continual capital maintenance program whereby it renovates its guest rooms, replaces its slot machines with newer models, renovates its public areas, including restaurants, as well as improves its infrastructure such as elevators and air conditioning.

             As stated above, the Company intends to expand the Resorts Casino Hotel by constructing hotel rooms, additional casino space and a parking garage on the Chalfonte Site which it has acquired. The Company s expansion plans are preliminary at this time, so the number of rooms and parking spaces and the size of the additional casino space to be constructed, as well as the estimated cost, are not yet determined. Excluding any expenditures on the proposed expansion, capital expenditures in 1996 on the Resorts Casino Hotel will be limited to those of a capital maintenance nature and are estimated to approximate $10,000,000.

        Marketing

             The Company continues to take advantage of the celebrity status of Merv Griffin, who is actively engaged in the marketing of the Resorts Casino Hotel. Mr. Griffin, who is Chairman of the Board of
        GGE ,    is   featured  in  television  commercials  and  in  print
        advertisements. Mr. Griffin also appears live at the Resorts Casino Hotel in numerous entertainment events including the nationally televised "Merv Griffin's New Year's Eve Special 1995" which featured Harry Belafonte, Tony Bennett and Trisha Yearwood. Merv Griffin's New Year's Eve Special has been produced live at the Resorts Casino Hotel each year since 1991. Mr. Griffin is to continue to participate in the operations and marketing of the Resorts Casino Hotel through the term of a License and Services Agreement described in Note 12 of Notes to Consolidated Financial Statements.

             The Company's marketing strategy is designed to enhance the appeal of the Resorts Casino Hotel to the mid and premium-level slot and table game players, although slot players have been, in recent years, the primary focus of the Company's marketing efforts. In 1993 the Company introduced the "cash-back" program, which rewards slot players with cash refunds or complimentaries based on their volume of play, and expanded and upgraded "Hollywood Hills," its high-limit slot area. This area was further expanded in late May 1995. In the fall of 1994, the Company increased its charter flight program to recapture lost market share in table win. The charter program was further expanded in 1995 to attract mid-level slot players. In the fall of 1994, the Company introduced the "Griffin Games," created by Merv Griffin, whereby slot players are chosen at random to participate in daily slot tournaments; daily tournament winners qualify to participate in a $100,000 "winners tournament." In January 1995 the "Griffin Games" were expanded to include patrons playing blackjack and in January 1996 they were further expanded to include roulette players. The Company also has a VIP slot and table player lounge, "Club Griffin," which serves complimentary food and beverages. As in prior years, the Company continues to emphasize entertainment as an integral part of its marketing program. The production show Wahoo Baby, created by Merv
        Griffin, opened in September 1995 to excellent reviews. The entertainment schedule is supplemented on a monthly basis with headliners who included, among others, Regis & Kathie Lee, Rosie
        O  Donnell  and  Tony  Danza  in  1995;  for 1996 all of the preceding headliners are scheduled, as well as Wayne Newton, Tom Jones and the Beach Boys. In addition to the above, the Company continues to rely heavily on its bus program to supply a critical mass of low to mid-level slot players.

        New Convention Center and Casino/Hotel Expansion

             In January 1992, the State of New Jersey enacted legislation that authorized a financing plan for the construction of a new convention center to be located on a 30-acre site next to the Atlantic City train station at the base of the Atlantic City Expressway. The Company understands that the new convention center will have 500,000 square feet of exhibit space and an additional 109,000 square feet of meeting rooms. Construction of the new convention center began in early 1993 and it is scheduled to be completed in early 1997.

             The  convention center is part of a broader plan that includes an additional expansion of the Atlantic City International Airport, the transformation of the main entryway into Atlantic City into a new corridor, and the construction of a new 500 room convention hotel. Officials have commented upon the need for improved commercial air service into Atlantic City as a factor in the success of the proposed convention center. See further discussion under "Transportation
        Facilities" below. The corridor will link the new convention center and hotel with the Boardwalk. In all, six blocks are to be transformed into an expansive park with extensive landscaping, night-time lighting, a large fountain and pool with a 60-foot lighthouse.

             It is believed that additional hotel rooms are necessary to support the convention center as well as to allow Atlantic City to become a competitive destination resort. Thus, in addition to the 500 room convention hotel, to further spur construction of new hotel rooms and renovation of substandard hotel rooms into deluxe accommodations, up to a total of $100,000,000 has been set aside by the Casino Reinvestment Development Authority (the "CRDA"), a public authority created under the Casino Control Act, to aid in financing such projects. To date, the CRDA has approved the expansion projects submitted by eight casino/hotels which are to receive CRDA financing totaling the $100,000,000 set aside, and could result in the construction of approximately 4,000 hotel rooms. The New Jersey legislature is currently discussing the possibility of increasing the fund by an additional $50,000,000 to provide further incentive for additional hotel rooms. Also, Mirage Resorts, Inc., a Las Vegas, Nevada casino/hotel company, has been selected to be the developer of an approximately 180 acre tract in the Marina area of Atlantic City. Mirage Resorts, Inc., proposes to build a $500,000,000, 2,000 room casino/hotel on that tract. The Company understands that feasibility studies for development of the tract and its associated infrastructure are in the preliminary stages.

             Although these developments are viewed as positive and favorable to the future prospects of the Atlantic City gaming industry, the Company, at this point, can make no representations as to whether, or to what extent, its results may be affected by the completion of the new convention center, the proposed airport expansion projects and the proposed increase in number of hotel rooms in the area.

        Transportation Facilities

             The  lack  of  an  adequate  transportation infrastructure in the
        Atlantic City area continues to negatively affect the industry's ability to attract patrons from outside a core geographic area. In 1989, Amtrak express rail service to Atlantic City commenced from
        Philadelphia, New York, Washington and other major cities in the northeast. This service was expected to improve access to Atlantic City and expand the geographic size of the Atlantic City casino industry's marketing base. However, Amtrak discontinued its express rail service to Atlantic City in 1995.

             Also, in 1989 the terminal at the Atlantic City International Airport (located approximately 12 miles from Atlantic City) was expanded to handle additional air carriers and large passenger jets, but scheduled service to that airport from major cities by national air carriers remains extremely limited. In order to attract increased air service, expansion of the existing terminal is currently in progress. This construction, which will double the size of the terminal, is expected to be completed in the spring of 1996. This project includes a new second level for the terminal, additional departure gates, an improved baggage handling system and sheltered walkways connecting the terminal and planes.

             Since the inception of gaming in Atlantic City there has been no significant change in the industry's marketing base or in the principal means of transportation to Atlantic City, which continues to be automobile and bus. The resulting geographic limitations and traffic congestion have restricted Atlantic City's growth as a major destination resort.

             The Company continues to utilize day-trip bus programs. A non-exclusive easement enables the Resorts Casino Hotel to utilize a bus tunnel under the adjacent Trump Taj Mahal Casino-Resort (the "Taj Mahal"), which connects Pennsylvania and Virginia Avenues, and a service road exit from the bus tunnel. This reduces congestion around the Pennsylvania Avenue bus entrance to the Resorts Casino Hotel. To accommodate its bus patrons, the Company has a waiting facility which is located indoors, adjacent to the casino, and offers various amenities.

        Competition

             Competition in the Atlantic City casino/hotel industry is intense. Casino/hotels compete primarily on the basis of promotional allowances, entertainment, advertising, services provided to patrons, caliber of personnel, attractiveness of the hotel and casino areas and related amenities, and parking facilities. The Resorts Casino Hotel competes directly with 11 casino/hotels in Atlantic City which, in the aggregate, contain approximately 880,000 square feet of gaming area, including simulcast betting and poker rooms, and 8,700 hotel rooms. Significant additional expansion is expected in the near future due to the previously discussed projects to be financed by the CRDA as well as the expected re-opening in April 1996 of the Trump Regency Hotel, which contains 500 hotel rooms and approximately 50,000 square feet of casino floor space.

             The Resorts Casino Hotel is located at the eastern end of the Boardwalk adjacent to the Taj Mahal, which is next to the Showboat. These three properties have a total of more than 2,700 hotel rooms and approximately 308,000 square feet of gaming space in close proximity to each other. In 1995, the three casino/hotels combined generated approximately 30% of the gross gaming revenue of Atlantic City. A 28-foot wide enclosed pedestrian bridge between the Resorts Casino Hotel and the Taj Mahal allows patrons of both hotels and guests for events being held at the Resorts Casino Hotel and at the Taj Mahal to move between the facilities without exposure to the weather. A similar enclosed pedestrian bridge connects the Showboat to the Taj M a hal, allowing patrons to walk under cover among all three casino/hotels. The remaining nine Atlantic City casino/hotels are located approximately one-half mile to one and one-half miles to the west on the Boardwalk or in the Marina area of Atlantic City.

             In recent years, competition for the gaming patron outside of Atlantic City has become extremely intense. In 1988, only Nevada and New Jersey had legalized casino operations. Currently, twenty four states have legalized casinos on land, water or Indian reservations. Also, The Bahamas and other destination resorts in the Caribbean and Canada have increased the competition for gaming revenue. Thus, the competition for the destination resort patron has intensified. Directly competing with Atlantic City for the day-trip patron is a casino/hotel on an Indian reservation in Connecticut which currently operates more than 3,880 slot machines and whose slot revenue for the year 1995 exceeded $575,000,000, which is twice the slot revenue of the largest casino/hotel in Atlantic City. A second casino/hotel on another Indian reservation located in the same area in Connecticut is expected to open in the fall of 1996. In July 1993 the Oneida Indians opened a casino near Syracuse, New York. Other Indian reservation projects have been announced in the states of New York and Rhode Island which would increase the competition for day-trip patrons.

             This rapid expansion of casino gaming, particularly that which has been or may be introduced into jurisdictions in close proximity to Atlantic City, adversely affects the Company's operations as well as the Atlantic City gaming industry.

        Gaming Credit Policy

             Credit is extended to selected gaming customers primarily in order to compete with other casino/hotels in Atlantic City which also extend credit to customers. Credit play represented 19% of table game volume at the Resorts Casino Hotel in 1995, 21% in 1994 and 24% in 1993. The credit play percentage of table game volume for the Atlantic City industry excluding RIH was 22% in 1995, 23% in 1994 and 23 % in 1993. RIH's gaming receivables, net of allowance for uncollectible amounts, were $3,813,000, $4,216,000 and $3,618,000 as of December 31, 1995, 1994 and 1993, respectively. The collectibility of gaming receivables has an effect on results of operations, and management believes that overall collections have been satisfactory. Atlantic City gaming debts are enforceable under the laws of New Jersey and certain other states, although it is not clear whether other states will honor this policy or enforce judgments rendered by the courts of New Jersey with respect to such debts.

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

        Employees

             During 1995 the Company had a maximum of approximately 3,800 employees, almost all of whom were located in Atlantic City. The Company believes that its employee relations are satisfactory.

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

        Regulation and Gaming Taxes and Fees

             General

             The Company's operations in Atlantic City are subject to regulation under the Casino Control Act, which authorizes the establishment of casinos in Atlantic City, provides for licensing, regulation and taxation of casinos and created the Casino Control
        Commission and the Division of Gaming Enforcement to administer the Casino Control Act. In general, the provisions of the Casino Control Act concern: the ability, character and financial stability and integrity of casino operators, their officers, directors and employees and others financially interested in a casino; the nature and suitability of hotel and casino facilities, operating methods and conditions; and financial and accounting practices. Gaming operations are subject to a number of restrictions relating to the rules of games, type of games, credit play, size of hotel and casino operations, hours of operation, persons who may be employed, companies which may do business with casinos, the maintenance of accounting and cash control procedures, security and other aspects of the business.

             There were significant regulatory changes from 1993 through early 1995. The Casino Control Commission approved poker and keno, which were implemented by casinos in the summers of 1993 and 1994, respectively. Also, the Casino Control Act was amended to allow casinos to expand their casino floors before building the requisite number of hotel rooms, subject to approval of the Casino Control Commission. This amendment was designed to encourage hotel room construction by giving casino licensees an incentive and an added ability to generate money to finance hotel construction. Previous law only allowed for casino expansion if a casino built new hotel rooms first. In addition, the minimum casino square footage has been increased from 50,000 square feet to 60,000 square feet for the first 500 qualifying rooms and allows for an additional 10,000 square feet for each additional 100 qualifying rooms over 500, up to a maximum of 200,000 square feet. Future costs of regulation have been reduced as new legislation (i) no longer requires hotel employees to be registered, (ii) extends the term for casino and casino key employee license renewals from two years to four years and (iii) allows greater efficiency by either reducing or eliminating the time permitted the Casino Control Commission to approve internal controls, patron complimentary programs and the movement of gaming equipment.

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

             On February 26, 1979, the Casino Control Commission granted a casino license to RIH for the operation of the Company's Atlantic City casino. In January 1996, RIH's license was renewed until January 31, 2000. RIH's renewed license is subject to a financial stability review midway through the license period.

             Restrictions on Ownership of Equity and Debt Securities

             The Casino Control Act imposes certain restrictions upon the ownership of securities issued by a corporation which holds a casino license or is a holding, intermediary or subsidiary company of a corporate licensee (collectively, "holding company"). Among other r e strictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporation which holds a casino license is conditional and shall be ineffective if disapproved by the Casino Control Commission. The restrictions imposed by the Casino Control Act are more stringent for equity securities than for debt securities. If the Casino Control Commission finds that an individual owner or holder of any securities of a corporate licensee or its holding company must be qualified and is not qualified under the Casino Control Act, the Casino Control Commission has the right to propose any necessary remedial action. In the case of corporate holding companies and affiliates whose securities are publicly traded, the Casino Control Commission may require divestiture of the security held by any disqualified holder who is required to be qualified under the Casino Control Act.

             In the event that entities or persons required to be qualified refuse or fail to qualify and fail to divest themselves of such security interest, the Casino Control Commission has the right to take any necessary action, including the revocation or suspension of the casino license. If any security holder of the licensee or its holding company or affiliate who is required to be qualified is found disqualified, it will be unlawful for the security holder to (i) receive any dividends or interest upon any such securities, (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities or (iii) receive any remuneration in any form from the corporate licensee for services rendered or otherwise. The Amended and Restated Certificate of Incorporation of GGE provides that all securities of GGE are held subject to the condition that if the holder thereof is found to be disqualified by the Casino Control Commission pursuant to provisions of the Casino Control Act, then that holder must dispose of his or her interest in the securities. The Company s 11% Mortgage Notes due 2003 and 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes") are also subject to the qualification, divestiture and redemption provisions under the Casino Control Act described herein. Because the Junior Mortgage Notes are traded as part of Units along with shares of GGE s Class B redeemable common stock (see "ITEM 5. MARKET FOR THE REGISTRANT' S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS" ), for purposes of the Casino Control Act, these notes are considered to be equity securities.

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

             License Fees, Taxes and Investment Obligations

             The Casino Control Act provides for casino license renewal fees and other fees based upon the cost of maintaining control and regulatory activities, and various license fees for the various classes of employees. In addition, a casino licensee is subject annually to a tax of 8% of "gross revenue" (defined under the Casino Control Act as casino win, less provision for uncollectible accounts up to 4% of casino win) and license fees of $500 on each slot machine. Also, the Casino Control Act has been amended to create a new Atlantic City fund (the "AC Fund") for economic development projects other than the construction and renovation of casino/hotels. Beginning in fiscal year 1995/1996 and for the following three fiscal years, if the amount of money expended by the Casino Control Commission and the Division of Gaming Enforcement is less than $57,300,000, the prior year s budget for these agencies, the amount of the difference is to be contributed to the AC Fund. Thereafter, beginning with fiscal year 1999/2000 and for the following three fiscal years, an amount equal to the average paid into the AC Fund for the previous four fiscal years shall be contributed to the AC Fund. Each licensee s share of the amount to be contributed to the AC Fund is based upon its percentage of the total industry gross revenue for the relevant fiscal year. After eight years, the casino licensee s requirement to contribute to this fund ceases.

             The following table summarizes, for the periods shown, the fees, taxes and contributions assessed upon the Company by the Casino Control Commission.

                                                    For the Year
                                          1995         1994          1993

        Gaming tax                    $21,402,000  $19,996,000   $19,545,000
        License, investigation,
         inspection and other fees      3,917,000    4,218,000     3,985,000
        Contribution to AC Fund           224,000

                                      $25,543,000  $24,214,000   $23,530,000



             The  Casino  Control  Act,  as  originally  adopted,  required  a licensee to make investments equal to 2% of the licensee's gross r e venue (the "investment obligation") for each calendar year, commencing in 1979, in which such gross revenue exceeded its "cumulative investments" (as defined in the Casino Control Act). A licensee had five years from the end of each calendar year to satisfy this investment obligation or become liable for an "alternative tax" in the same amount. In 1984 the New Jersey legislature amended the Casino Control Act so that these provisions now apply only to investment obligations for the years 1979 through 1983. As discussed in Note 18 of Notes to Consolidated Financial Statements certain issues have been raised concerning the satisfaction of the Company's investment obligations for the years 1979 through 1983.

             Effective for 1984 and subsequent years, the amended Casino Control Act requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee's gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Licensees are required to make quarterly deposits with the CRDA against their current year investment obligations. The Company's investment obligations for the years 1995, 1994 and 1993 amounted to $3,348,000, $3,124,000, and
        $3,054,000, respectively, and, with the exception of a $127,000 credit received in 1995 for making a donation, have been satisfied by deposits made with the CRDA. At December 31, 1995, the Company held $5,567,000 face amount of bonds issued by the CRDA and had $18,197,000 on deposit with the CRDA. The CRDA bonds issued through 1995 have interest rates ranging from 3.9% to 7% and have repayment terms of between 20 and 50 years.

        Showboat Lease

             The  Showboat  has  800  guest rooms, a 60-lane bowling center, a
        77,000 square foot casino and a 20,000 square foot simulcast betting and poker room. The Showboat is situated on approximately 10 acres which are owned by the Company and leased to ACS pursuant to the Showboat Lease, a 99-year net lease dated October 26, 1983, as amended. The Showboat Lease provided for an initial annual rental, which commenced in March 1987, of $6,340,000, subject to annual adjustment based upon changes in the consumer price index. The annual rental was $8,560,000 for the 1995 lease year and is expected to approximate $8,700,000 for the 1996 lease year.

             The Company's First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000 (the "Showboat Notes") are secured and serviced by the Showboat Lease, and all lease payments are made to the Indenture Trustee for the Showboat Notes to meet the Company's interest obligations under those notes. See Note 8 of Notes to Consolidated Financial Statements.

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

        Other Properties

             The Company owns in the aggregate approximately 35 acres of land in Atlantic City at various sites which the Company intends to develop or are available for sale. The acreage which the Company intends to develop is the 4.4 acre Chalfonte Site and the parcels available for sale primarily consists of vacant land in Great Island and waterfront parcels in the inlet section. See "ITEM 2. PROPERTIES."

             (d) Financial Information about Foreign and Domestic Operations and Export Sales

             The Company's foreign operations and properties were disposed of in May 1994 as part of the Restructuring described under "(a) General Development of Business - 1994 Restructuring" above. See also "(b) Financial Information about Industry Segments."


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

             RIH's fee and leasehold interests in the Resorts Casino Hotel, the contiguous parking garage and property, all additions and improvements thereto, and related personal property of RIH compose the collateral securing the Company s 11% Mortgage Notes due 2003 (the "Mortgage Notes") and the Junior Mortgage Notes. The Showboat Lease, including the land subject to the lease, secures the payment of the Showboat Notes.

        Other Properties

             The Company owns various non-operating sites, approximating 35 acres, in Atlantic City that could be developed and are available for sale. Included in these parcels is the 4.4 acre Chalfonte Site and the 2 acre Steeplechase Pier site, both of which the Company intends to develop. GGE also owns in fee an approximately 552 acre parcel located in Atlantic City on Blackhorse Pike, of which approximately 545 acres are considered to be woodlands and wetlands ("Great Island"). The Company also owns in fee various individual parcels of property located in the area of Atlantic City known as the South Inlet which in the aggregate constitute approximately 10 acres and a parcel of land in Atlantic City consisting of approximately six acres and a warehouse thereon. The Company is the owner of various additional properties at scattered sites in Atlantic City. Principal among these is the so-called "Trans Expo" site, a 2.3 acre parcel located near the site of the new convention center.

             In  recent  years  the  commercial real estate market in Atlantic
        City has been in a generally depressed state and, even though in recent months there has been a noticeable increase in interest by major casino/hotel companies to enter the Atlantic City gaming industry, the Company does not anticipate any significant real estate activity in the foreseeable future. In this connection, see Note 15 of Notes to Consolidated Financial Statements for a discussion of a write-down of the Company s non-operating Atlantic City real estate in 1994.


        ITEM 3.  LEGAL PROCEEDINGS

        U.S. District Court / U.S. Bankruptcy Court Action - Rogers

             GGE was named as a nominal defendant in a class action filed by Nathan Rogers, a shareholder of GGE. The complaint was filed in the U.S. District Court for the Southern District of New York on January 27, 1995. The defendants in the action were Merv Griffin, The Griffin
        Group,  Inc.  ("Griffin  Group,"   a  corporation  controlled by Merv
        Griffin), David P. Hanlon, who was President, Chief Executive Officer and a director of GGE through October 31, 1993, and four former directors of GGE who served in that capacity until the effective date of the Plan. Rogers alleged a violation of section 14(a) of the Securities Exchange Act for allegedly false and misleading proxy statements used to elect directors and auditors at the 1991 and 1992 shareholder meetings. Rogers also filed a claim derivatively on behalf of GGE alleging that defendants improperly permitted defendant Griffin not to repay money he allegedly owed to the Company. The complaint sought, among other things, the appointment of a receiver until after election of new directors and an unspecified sum of money as compensatory damages to GGE for allegedly wrongful acts by the defendants. In November 1995 the District Court for the Southern District of New York granted GGE's motion to transfer the case to the U.S. District Court for the District of Delaware where it is now pending.

             On September 25, 1995 plaintiff Rogers filed a Complaint in Adversary Proceeding in the Bankruptcy Court for the District of New Jersey (the "NJ Bankruptcy Court"), which court approved the Company s 1990 plan of reorganization. The complaint alleges that the Company did not comply with its 1990 plan of reorganization in relation to the repayment by Merv Griffin of his $11,000,000 promissory note. The complaint further alleges that the Company violated the court order approving the 1990 plan of reorganization by filing a pre-packaged plan of reorganization in another district. The complaint seeks to have a trustee appointed for the Company and to have the issuance of GGE Common Stock to Merv Griffin pursuant to the 1990 plan of reorganization voided. The Company believes the litigation is wholly without merit and has filed a motion to dismiss the adversary proceeding. The NJ Bankruptcy Court has set March 19, 1996 as the date for the hearing of that motion.

        U.S. District Court Action - GGE v. Lowenschuss

             As previously reported, in September 1989 GGE filed an action in the U.S. District Court for the Eastern District of Pennsylvania to recover certain sums paid to the defendant, as trustee for two
        Individual Retirement Accounts and the Fred Lowenschuss Associates Pension Plan, for GGE stock in the 1988 merger, in which GGE was acquired by Merv Griffin. This action was transferred to the NJ Bankruptcy Court in connection with the Company's former bankruptcy case commenced there in 1989.

             In February 1992, the NJ Bankruptcy Court issued an opinion granting partial summary judgment in favor of GGE on one of its six causes of action. The NJ Bankruptcy Court reserved the issue of remedies for trial.

             In    A ugust  1992,  Fred  Lowenschuss  filed  for  chapter  11 reorganization  in  the  U.  S.  Bankruptcy  Court for the District of
        Nevada  (the  "Nevada  Bankruptcy  Court").    As  a  result,  the  NJ
        Bankruptcy Court stayed GGE's action against Lowenschuss.

             The Nevada Bankruptcy Court confirmed Fred Lowenschuss' plan of reorganization in October 1993. GGE appealed certain portions of the confirmation order and other orders of the Nevada Bankruptcy Court. In June 1994, the U. S. District Court for the District of Nevada (the "Nevada District Court") granted GGE's appeal in all respects. In October 1995, the U.S. Court of Appeals for the Ninth Circuit affirmed the Nevada District Court s ruling in all respects. In November 1995, the Court of Appeals denied Fred Lowenschuss petition for rehearing.

             On November 2 and 3, 1995, the NJ Bankruptcy Court held a trial on the merits of GGE s claims against the trustee of the Fred Lowenschuss Associates Pension Plan. The NJ Bankruptcy Court heard oral arguments on February 29, 1996 and has not yet rendered a final judgment.

             The foregoing litigation and bankruptcy proceedings have spawned additional and related litigation, including the following: (i) an injunction action brought by Fred Lowenschuss, wherein the Nevada Bankruptcy Court enjoined GGE from proceeding against Fred Lowenschuss individually; the Nevada District Court dismissed appeals by both GGE and Fred Lowenschuss, and Fred Lowenschuss has appealed the Nevada District Court s dismissal to the Ninth Circuit; (ii) a malicious prosecution action brought by Fred Lowenschuss against GGE and its counsel that was dismissed by the Nevada Bankruptcy Court; Fred Lowenschuss has appealed that dismissal to the Nevada District Court;
        (iii) an action filed by Laurance Lowenschuss, as trustee of the Fred Lowenschuss Associates Pension Plan, in the Nevada District Court against GGE, which was transferred to the New Jersey District Court; in January 1996, the New Jersey District Court referred the matter to the NJ Bankruptcy Court; (iv) another injunction action brought by Fred Lowenschuss against GGE in the Nevada Bankruptcy Court, which GGE has moved to dismiss.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.


                                        PART II


        ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

             The  principal  market for GGE Common Stock is the American Stock
        Exchange.    The  high  and low quarterly sales prices on the American
        Stock Exchange of GGE Common Stock in 1995 and 1994 were as follows:

                                          1995                   1994
        Quarter                      High      Low         High      Low

        First                      12 1/2     4 1/16      9 3/8     6 9/16
        Second                     19 11/16  11 9/16      8 7/16    3 3/4
        Third                      17 1/4    11 7/8       5 5/8     3 3/4
        Fourth                     14 1/4    10           5         3 3/4



             At the 1995 annual meeting the shareholders approved a one-for-five reverse stock split of the GGE Common Stock (the "Reverse Stock Split"), which was effective as of the close of business on June 30, 1995. The sales prices reflected above for periods prior to that date have been restated to give effect to the Reverse Stock Split.

             No dividends were paid on GGE Common Stock during the last two fiscal years.

             The number of holders of record of GGE Common Stock on February 29, 1996 was 1,728.

             As part of the Restructuring described under "ITEM 1.  BUSINESS -
        (a) General Development of Business - 1994 Restructuring" the Company issued 35,000 units (the "Units") each comprised of one share of GGE s Class B redeemable common stock (the "Class B Stock") and $1,000 principal amount of Junior Mortgage Notes issued by Resorts International Hotel Financing, Inc., a subsidiary of GGE. Shares of Class B Stock are traded only as part of Units. Therefore, no separate market information is available for Class B Stock. In November 1994 RIH purchased 12,899 of the Units.

                   ITEM 6.  SELECTED FINANCIAL DATA

                 The information presented below should be read in conjunction with the consolidated financial statements, including notes thereto, presented under "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

            (In Thousands of Dollars, except per share data)
                                                                          For the Year Ended December 31,
            Operating Information (Note A)                     1995        1994        1993        1992        1991
            Operating revenues (Note B)                      $301,740    $353,016   $ 439,564    $436,934    $418,243

            Earnings (loss) from operations (Note B)         $ 41,678    $(48,570)  $  12,898    $ 21,502    $ 16,036
            Recapitalization costs (Note C)                                (5,232)     (8,789)     (2,848)
            Proceeds from Litigation Trust (Note D)                         2,542
            Other income (deductions), net (Note E)           (25,779)    (47,631)   (105,273)    (73,456)    (58,438)
            Earnings (loss) before income taxes and
             extraordinary items                               15,899     (98,891)   (101,164)    (54,802)    (42,402)
            Income tax benefit (expense) (Note F)                                      (1,000)      1,348         831
            Earnings (loss) before extraordinary items         15,899     (98,891)   (102,164)    (53,454)    (41,571)
            Extraordinary items (Note G)                                  190,008
            Net earnings (loss)                              $ 15,899    $ 91,117   $(102,164)   $(53,454)   $(41,571)

            Per share data - primary (Note H):
              Earnings (loss) before extraordinary items     $   1.87    $ (15.13)  $  (25.34)   $ (13.27)   $ (10.35)
              Extraordinary items                                           29.07
              Net earnings (loss)                            $   1.87    $  13.94   $  (25.34)   $ (13.27)   $ (10.35)

            Per share data - fully diluted:
              Net earnings                                   $   1.83

                                                                                  At December 31,
            Balance Sheet Information (Note A)                 1995        1994        1993        1992        1991
            Total assets                                     $338,451    $317,248   $ 575,785    $568,950    $567,890

            Current maturities of long-term debt
             (Note I)                                        $    589    $      5   $ 466,336    $    828    $  1,571

            Long-term debt, excluding current
             maturities (Note I)                             $217,356    $212,466   $  85,029    $460,712    $392,667

            Shareholders' equity (deficit)                   $ 25,947    $ 10,031   $(113,744)   $(17,262)   $ 36,099


         Notes to Selected Financial Data

        Note A: See Note 2 of Notes to Consolidated Financial Statements for a description of the transactions that occurred in connection with the Restructuring, which was effective May 3, 1994.

                Changes in operations during the past five years include the following: As part of the Restructuring, on May 3, 1994, the Company sold its Paradise Island subsidiaries as well as assets of GGE and certain U.S. subsidiaries that supported the Paradise Island operations, and the Company's scheduled airline operation which serviced routes between South Florida and Paradise Island was effectively disposed of. See "SIHL Sale" in Note 2 of Notes to Consolidated Financial Statements. The Company's security consulting service operations were sold in 1991.

        Note B: The loss from operations in 1994 includes a $72,463,000 loss on the SIHL Sale and a charge of $20,525,000 for the write-down of certain non-operating properties to net realizable value. Operating revenues for 1994 include the sales of various parcels of land in Atlantic City for net proceeds of $534,000. Earnings from operations include a net loss of $99,000 on those sales.

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

        Note C: Recapitalization costs incurred in 1994, 1993 and 1992 relate to the Restructuring described in Note 2 of Notes to Consolidated Financial Statements.

        Note D: Proceeds from Litigation Trust represents cash distributed to
        the  Company  from  a  litigation  trust  (the   "Litigation  Trust")
        established under a previous plan of reorganization to pursue certain claims against a former affiliate.

        Note E: This item includes interest income, interest expense and amortization of debt discounts.

        Note F: For the years 1991 and 1992 the Company accounted for income taxes in accordance with Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes." Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109,
        "Accounting  for  Income  Taxes."    There  was  no  effect  on  the
        accompanying financial data nor was there a cumulative effect of adopting this statement.

                See Note 16 of Notes to Consolidated Financial Statements for further discussion of income taxes for 1995, 1994 and 1993. The income tax benefits reported in 1992 and 1991 represent federal income tax refunds.

        Note G: As  described  in  Note  2 of Notes to Consolidated Financial
        Statements, as part of the Restructuring the Company exchanged its Senior Secured Redeemable Notes due April 15, 1994 (the "Series
        Notes")  for  certain  consideration.    The  difference  between the
        carrying value of the Series Notes and the sum of the fair values of the items exchanged therefor resulted in a gain of $186,000,000 which is reported as an extraordinary item.

                In November 1994, RIH purchased 12,899 Units comprising $12,899,000 principal amount of Junior Mortgage Notes and 12,899 shares of Class B Stock of GGE at a price of $6,740,000. The resulting gain of $4,008,000 was recorded as an extraordinary item.

        Note H: Per share data have been restated to give effect to the Reverse Stock Split described in Note 10 of Notes to Consolidated Financial Statements.

        Note I: These items are presented net of unamortized discounts.


        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FINANCIAL CONDITION

        Liquidity

             At December 31, 1995 the Company's working capital amounted to $30,746,000, including unrestricted cash and equivalents of $51,210,000. A substantial amount of the unrestricted cash and equivalents is required for day-to-day operations, including approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as additional cash balances necessary to meet current working capital needs.

             On May 3, 1994 the Company's plan of reorganization became effective. The Company s reorganization included, among other things,
        (i) the SIHL Sale and (ii) the exchange of $481,907,000 principal amount of Series Notes for $160,000,000 principal amount of new debt securities, 40% of GGE Common Stock, the proceeds from the SIHL Sale and approximately $36,700,000 cash. The Restructuring resulted in a significant reduction in the Company's unrestricted cash and equivalents; however, the Restructuring also resulted in a significant decrease in the Company's long-term debt outstanding. The Company believes that the Restructuring has improved its long term liquidity and enhanced its ability to meet its financial obligations as they become due.

        Capital Expenditures and Other Uses of Funds

             In recent years, capital expenditures have consistently been a significant use of financial resources. See capital additions by geographic and business segment in the table entitled "Identifiable Assets, Depreciation and Capital Additions" below.

             Capital additions for Resorts Casino Hotel in 1993 amounted to $21,618,000, as the Company converted certain back-of-the-house space into an 8,000 square foot simulcast facility which also houses poker tables, various other table games, a keno lounge and a full service bar. Also, 280 slot machines were purchased, most of which replaced older models, and the VIP slot and table player lounge, "Club
        Griffin," opened. Capital expenditures in 1994 at this property totaled $7,744,000 and included the purchase of 221 slot machines, most of which replaced older models, the purchase of equipment and minor renovations to accommodate keno and Caribbean stud poker and various other capital maintenance projects. Capital expenditures in 1995 at Resorts Casino Hotel totaled $13,272,000. These included approximately $4,000,000 for the conversion of certain existing facilities into an additional 10,000 square feet of casino gaming area as the Company modified a portion of its bus waiting area to house approximately 155 slot machines and converted Mr. G s lounge to accommodate approximately 160 more slot machines. The cost noted above includes the cost of slot machines and related equipment. The Company also converted the space formerly occupied by the Celebrity Deli into a California Pizza Kitchen and the new Oceanside cocktail lounge at a cost of approximately $2,900,000. The balance of capital expenditures for 1995 included approximately $900,000 for suite renovations, as well as various other capital maintenance projects.

             Also in 1995 the Company acquired the 4.4 acre Chalfonte Site on the Boardwalk, adjacent to Resorts Casino Hotel, from an affiliate of Harrah s Atlantic City in exchange for certain non-operating real estate in the marina area of Atlantic City and approximately $6,100,000 in cash. The Company had been leasing this property and using it as a parking lot since 1985. The Company intends to use this a d ditional acreage to expand its Atlantic City operations by constructing hotel rooms, additional casino space and a parking garage, though its plans are preliminary at this time. The Company is proceeding with the development of cost estimates for such expansion and has not yet determined the extent to which additional financing, if any, will be required.

             For the Paradise Island properties, which were disposed of in the SIHL Sale, capital additions in 1993 totaled $3,747,000 and included the purchase of 110 new slot machines as replacements for older models as well as various maintenance projects. The expenditures of $1,958,000 in 1994 were largely made on behalf of Sun International Hotels Limited ("SIHL"), the purchaser in the SIHL Sale, in accordance with the agreement for that sale.

             In    N ovember  1994  RIH  purchased  12,899  Units  comprising
        $12,899,000 principal amount of Junior Mortgage Notes and 12,899 shares of Class B Stock for $6,740,000.

             Another significant use of funds in recent years has been recapitalization costs, which amounted to $8,738,000 and $8,332,000 in 1994 and 1993, respectively. These legal, financial and other advisory fees and costs were largely related to the Restructuring, though minor amounts included therein related to the Company's 1990 plan of reorganization.

        Capital Resources and Other Sources of Funds

             Since 1993 operations have been the most significant source of funds to the Company.

             In 1993 Merv Griffin, Chairman of the Board of GGE, made a partial payment of $3,477,000 of principal on his note payable to GGE (the "Griffin Note"). As described in Note 12 of Notes to Consolidated Financial Statements, the Griffin Note was then canceled and a new note (the "Group Note") from Griffin Group was substituted therefor. In 1994 pursuant to the Plan, after certain fees the Company owed Griffin Group pursuant to its License and Services Agreement (the "Griffin Services Agreement," also described in Note
        12) were applied to reduce the balance due under the Group Note, Griffin Group paid the $3,008,000 balance due under the Group Note.

             In 1995, in connection with the casino expansion at Resorts Casino Hotel, the Company financed the purchase of slot machines and related equipment with a $1,815,000 bank loan.

             The Company has a $19,738,000 senior credit facility (the Senior Facility, which is further described in Note 9 of Notes to Consolidated Financial Statements) available for the period ending May 2, 1996 should the Company have additional cash needs. The Company believes that the Senior Facility will also serve as a source of funds for expansion, development and/or an investment opportunity as well as a safeguard if an emergency arises from current operations. However, market interest rates and other economic conditions, among other factors, will determine if it is appropriate for the Company to draw on the Senior Facility or obtain a substitute facility.

        RESULTS OF OPERATIONS

        General

             The Paradise Island portion of the casino/hotel and real estate segments, as well as the airline segment, were disposed of through the SIHL Sale effective May 3, 1994. Results of these operations for the year 1993 and the first four months of 1994 are included in the segment tables which follow.

        Revenues

                                           For the Year Ended December 31,
        (In Thousands of Dollars)            1995       1994       1993

        Casino/hotel:
          Atlantic City, New Jersey:
            Casino                         $267,757   $250,482   $244,116
            Rooms                             6,978      7,134      6,974
            Food and beverage                12,704     14,609     15,926
            Other casino/hotel                5,787      4,508      4,463
                                            293,226    276,733    271,479

          Paradise Island, The Bahamas(a):
            Casino                                      28,115     62,943
            Rooms                                       13,419     28,734
            Food and beverage                           13,646     30,917
            Other casino/hotel                           7,708     18,867
                                                 -0-    62,888    141,461

          Total casino/hotel                293,226    339,621    412,940

        Real estate related:
          Atlantic City, New Jersey           8,501      8,813      8,057
          Paradise Island, The Bahamas(a)                             445
                                              8,501      8,813      8,502

        Airline(a)                                       5,674     21,802
        Other segments                           13         12        115
        Intersegment eliminations                       (1,104)    (3,795)

        Revenues from operations           $301,740   $353,016   $439,564

        (a)  These operations were disposed of through the SIHL Sale.



             Casino/hotel - Atlantic City, New Jersey

             Casino revenues from the Company's Atlantic City casino/hotel increased by $17,275,000 in 1995 and by $6,366,000 in 1994. The
        Company s slot and table game win increased by $18,585,000 in 1995 and by $3,516,000 in 1994. The Company s slot and table game win increases, which amounted to 8.1% in 1995 and 1.4% in 1994, compare to increases for the Atlantic City gaming industry of 9.7% and 2.8% for those periods, respectively. This market growth favorably reflects the expansion of existing Atlantic City casinos and hotels; however, such expansion by the Company s competitors adversely affects the Company's operations in that it significantly increases the Company's cost of obtaining additional revenue. In that regard, several competing properties have announced expansion projects. See New Convention Center and Casino/Hotel Expansion under ITEM 1. BUSINESS
        - (c) Narrative Description of Business  for related discussion.

             In 1995 RIH s slot win increased by $16,310,000, due to increased amounts wagered, and its table game win increased by $2,275,000, primarily due to an increase in hold percentage (ratio of casino win to total amount of chips purchased). The increased amounts wagered by slot patrons reflect the Company s 10,000 square-foot casino expansion during 1995, which enabled RIH to increase its number of slot machines by more than 15%, as well as increased emphasis on bus and junket air programs. Further affecting the comparison of RIH s casino revenues during the years presented was poor weather conditions during the first quarter of 1994, which adversely affected operations in that period as the principal means of transportation to Atlantic City is by automobile or bus. RIH s revenue from poker, simulcasting and keno combined decreased by $1,310,000 in 1995.

             In  the fall of 1994 RIH increased its program of charter flights in an effort to recapture some of its lost market share of table game win. During 1995 the Company also targeted table players through certain other efforts, including match play promotions, the expansion of the Griffin Games to include table players and renovation of some of Resorts Casino Hotel s suites. More suite renovations are planned for 1996. However, in light of the increased promotions offered by competing properties, the Company s expanded efforts in this area enabled the Company to maintain, but not increase, its market share of table game win in 1995.

             In 1994 RIH's slot win increased by $10,084,000 due to increased amounts wagered, and table game win was down $6,568,000 primarily due to decreased amounts wagered. RIH s percentage increase in slot win in 1994 exceeded that of the Atlantic City industry. However, in 1994 the industry experienced a slight increase in table game win while
        RIH s table game win decreased by 8.4%. These results reflect the fact that slot players had been the prime focus of RIH's marketing efforts until the fall of 1994 as discussed above. RIH's revenue from poker, simulcasting and keno combined increased by $2,850,000 in 1994, the first full year these games were offered.

             The decrease in RIH s food and beverage revenues in 1995 was due primarily to the closing of the Celebrity Deli in early April and, to a lesser extent, Mr. G s lounge in mid March for the renovations discussed under FINANCIAL CONDITION - Capital Expenditures and Other Uses of Funds above. Also, there was a decline in the number of patrons served at the "all-you-can-eat Beverly Hills Buffet. This decline was attributable to price increases effected during the second quarter of 1994 as management determined that this promotion was no longer cost effective at the prior price levels.

             RIH's food and beverage revenues were down in 1994 primarily due to reduced patronage at the Beverly Hills Buffet due to price increases noted above. Also in 1994, there was a general decline in the number of patrons served at all of RIH's food and beverage facilities.

             As discussed above, because the principal means of transportation to Atlantic City is by automobile or bus, the industry s results may be affected by periods of inclement weather. In January and February of

        1996 the northeastern United States experienced the Blizzard of 1996" and other storms. These storms, as well as the threat of other severe weather, adversely affected the Company s gaming revenues and may have adversely affected the Company s operating results in early 1996.

             Casino/hotel - Paradise Island, The Bahamas

             The Company's Paradise Island casino/hotel facilities were disposed of in the SIHL Sale effective May 3, 1994. The Company's
        Paradise Island revenues for 1994 reflect the Company's operation of the Paradise Island properties through April 30, 1994.

             Real Estate Related

             Atlantic City real estate related revenues in 1995, 1994 and 1993 largely represent rent from ACS pursuant to the Showboat Lease. Such rent receipts are restricted for the payment of interest on the Showboat Notes. See Note 8 of Notes to Consolidated Financial Statements. Atlantic City real estate related revenues for 1994 also include $534,000 from the sale of certain properties in Atlantic City.

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

        Contribution to Consolidated Earnings (Loss)
         Before Income Taxes and Extraordinary Items

                                            For the Year Ended December 31,
        (In Thousands of Dollars)            1995       1994        1993

        Casino/hotel:
          Atlantic City, New Jersey        $ 26,346   $ 20,791   $  12,069
          Paradise Island, The
           Bahamas(a)                                   10,206      (9,979)
                                             26,346     30,997       2,090
        Real estate related:
          Atlantic City, New Jersey           8,156    (13,494)      6,654
          Paradise Island, The
           Bahamas(a)                                                  224
                                              8,156    (13,494)      6,878

        Airline(a)                                          (7)        (14)
        Other segments                         (114)       (19)       (122)
        Management fees, net of
         corporate expense                    7,290      6,416       4,066
        Loss on SIHL Sale                              (72,463)
        Earnings (loss) from operations      41,678    (48,570)     12,898
        Other income (deductions):
          Interest income                     3,518      2,686       3,174
          Interest expense                  (25,318)   (35,271)    (57,244)
          Amortization of debt discounts     (3,979)   (15,046)    (51,203)
          Recapitalization costs                        (5,232)     (8,789)
          Proceeds from Litigation Trust                 2,542
        Earnings (loss) before income
         taxes and extraordinary items     $ 15,899   $(98,891)  $(101,164)

        (a)  These operations were disposed of through the SIHL Sale.



             Casino/hotel - Atlantic City, New Jersey

             C a sino, hotel and related operating results increased by $5,555,000 for 1995 as the increased revenues described above were partially offset by a net increase in operating costs. The most significant variances in operating expenses were increases in casino promotional costs ($7,300,000), casino win tax ($1,500,000), payroll and related costs ($1,000,000) and the accrual for performance and incentive bonuses ($1,000,000). Casino promotional costs increased due to the expanded junket air program as well as increases in the amount of cash giveaway to bus patrons. Casino win tax increased relative to the increase in casino revenues. Payroll and related costs increased due to increased salary and wage rates, as the average number of employees was down slightly for the year.

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

             Real Estate Related

             Atlantic City real estate related results for 1994 include a charge of $20,525,000 for the write-down of certain non-operating properties to net realizable value. See Note 15 of Notes to Consolidated Financial Statements. The comparison of earnings from Atlantic City real estate related activities is also affected by annual increases in rental income under the Showboat Lease described above, a $400,000 credit in 1995 resulting from the favorable settlement of certain prior years property tax appeals and a loss of $99,000 in 1994 on sales of certain properties in Atlantic City.

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

             Management Fees, Net of Corporate Expense

             This segment includes credits for management fees which GGE charges certain subsidiaries based on three percent of their gross revenues. The corresponding charges are included in the segments where the respective subsidiary's operations are reported. Management fees charged by GGE to RIH amounted to $9,651,000, $9,082,000 and $8,911,000 in 1995, 1994 and 1993, respectively. Management fees charged to other subsidiaries totaled $1,971,000 and $4,635,000 in 1994 and 1993, respectively.

             Corporate expense, net of management fees, for 1995 includes a $1,000,000 credit from a favorable litigation settlement. Corporate expense decreased by $2,350,000 in 1994 due primarily to decreases in payroll and related costs associated with certain executives whose service to the Company terminated.

             The   Environmental  Protection  Agency  ("EPA")  has  named  a
        predecessor to GGE as a potentially responsible party in the Bay Drum hazardous waste site (the "Site") in Tampa, Florida which the EPA has listed on the National Priorities List. No formal action has commenced against GGE and GGE intends to dispute any claims of this nature, if asserted. Although it may ultimately be determined that GGE is one of several hundred parties that are jointly and severally liable for the costs of Site remediation and for damages to natural resources at the Site caused by hazardous wastes, the extent of such liability, if any, cannot be determined at this time.

             Loss on SIHL Sale

             See Note 2 of Notes to Consolidated Financial Statements for a description of the SIHL Sale.

             Other Income (Deductions)

             The decreases in interest expense and amortization of debt discounts for 1995 and 1994 are attributable to the Restructuring, which resulted in a significant decrease in the principal amount of debt outstanding as well as a reduction in interest rates. Also affecting the comparison of these expenses is the fact that the Company stopped accruing interest and amortizing debt discounts on the Series Notes as of March 21, 1994, the date the Company entered bankruptcy proceedings, while the accrual of interest and amortization of discounts on the Mortgage Notes and the Junior Mortgage Notes did not start until May 3, 1994. See Note 8 of Notes to Consolidated Financial Statements for a description of the Mortgage Notes and Junior Mortgage Notes.

             Recapitalization costs in 1994 and 1993 include costs of financial advisers retained to assist in the development and analysis of financial alternatives which resulted in the Restructuring and other legal and advisory fees incurred in connection with such Restructuring. Also, in 1994 the Company recorded credits of $3,256,000 resulting from the reversal of restructuring reserves provided in connection with the Company's 1990 plan of reorganization.

             Proceeds from Litigation Trust represent the distribution that the Company received as a holder of units of beneficial interest in the litigation trust established under the Company's 1990 plan of reorganization.

             Income Taxes

             See Note 16 of Notes to Consolidated Financial Statements for a discussion of the Company's income taxes during the years 1993 through 1995.

                                      Identifiable Assets, Depreciation and Capital Additions
                                                       (In Thousands of Dollars)

                                                         Identifiable assets
                                                         Less accumulated
                                                         depreciation and
                                              Gross          valuation         Net                           Capital
                                              assets        allowances        assets        Depreciation    additions

                                                                                                For the Year Ended
                                                          December 31, 1995                      December 31, 1995
            Casino/hotel - Atlantic City,
             New Jersey                       $269,595      $(65,747)        $203,848          $13,434       $13,272

            Real estate related -
             Atlantic City, New Jersey          93,799                         93,799

            Other segments                         100                            100                             27

            Corporate(a)                        40,754           (50)          40,704               18            47

                                              $404,248      $(65,797)        $338,451          $13,452       $13,346

                                                                                For the Year Ended
                                               December 31, 1994                 December 31, 1994
          Casino/hotel:
            Atlantic City, New Jersey $254,419    $(52,891)     $201,528        $13,205     $ 7,744
            Paradise Island, The
             Bahamas(b)                                                           3,732       1,958
                                       254,419     (52,891)      201,528         16,937       9,702

          Real estate related -
           Atlantic City, New Jersey    87,647                    87,647

          Airline(b)                                                                276         186

          Other segments                                                              5

          Corporate(a)                  28,107         (34)       28,073             32          36

                                      $370,173    $(52,925)     $317,248        $17,250     $ 9,924
          /TABLE

                                      Identifiable Assets, Depreciation and Capital Additions
                                                       (In Thousands of Dollars)

                                                          Identifiable assets
                                                         Less accumulated
                                                         depreciation and
                                               Gross         valuation         Net                            Capital
                                               assets       allowances        assets        Depreciation     additions

                                                                                                For the Year Ended
                                                          December 31, 1993                      December 31, 1993
          Casino/hotel:
              Atlantic City, New Jersey       $244,054      $(40,390)        $203,664          $13,674        $21,618
              Paradise Island, The
               Bahamas(b)                      207,003       (46,398)         160,605           13,325          3,747
                                               451,057       (86,788)         364,269           26,999         25,365

            Real estate related:
              Atlantic City, New Jersey        108,271           (33)         108,238                9
              Paradise Island, The
               Bahamas(b)                       33,114                         33,114
                                               141,385           (33)         141,352                9

            Airline(b)                          12,887        (2,750)          10,137              831            445
            Other segments                       1,546           (47)           1,499               13              2
            Corporate(a)                        58,883          (355)          58,528               72            101

                                              $665,758      $(89,973)        $575,785          $27,924        $25,913


            (a)    Includes  cash  equivalents, restricted cash equivalents not pledged for operations, and other corporate assets.

            (b)  These operations were disposed of through the SIHL Sale.
            /TABLE

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The Company's consolidated financial statements and supplementary data are presented on the following pages:

                                                                       Page
        Financial Statements                                         Reference

             Report of Independent Auditors                              35

             Consolidated Balance Sheets at December 31,
              1995 and 1994                                              36

             Consolidated Statements of Operations for the
              years ended December 31, 1995, 1994 and 1993               38

             Consolidated Statements of Cash Flows for the
              years ended December 31, 1995, 1994 and 1993               39

             Consolidated Statements of Changes in
              Shareholders' Equity for the years ended
              December 31, 1995, 1994 and 1993                           40

             Notes to Consolidated Financial Statements                  41

             Financial Statement Schedules:

               Schedule I:    Condensed Financial
                               Information of Registrant                 61

               Schedule II:   Valuation Accounts for the
                               years ended December 31,
                               1995, 1994 and 1993                       66


        Supplementary Data

             Selected Quarterly Financial Data (Unaudited)               67

                            REPORT OF INDEPENDENT AUDITORS


        The Board of Directors and Shareholders
        Griffin Gaming & Entertainment, Inc.


             We have audited the accompanying consolidated balance sheets of Griffin Gaming & Entertainment, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Griffin Gaming & Entertainment, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                         /s/ Ernst & Young LLP

        Philadelphia, Pennsylvania
        February 19, 1996

                         GRIFFIN GAMING & ENTERTAINMENT, INC.
                              CONSOLIDATED BALANCE SHEETS
                               (In Thousands of Dollars)


                                                        December 31,
        Assets                                      1995           1994

        Current assets:
          Cash (including cash equivalents
           of $35,515 and $21,321)                $ 51,210       $ 35,503
          Restricted cash equivalents                4,362          5,388
          Receivables, net                           7,910          6,509
          Inventories                                2,447          1,793
          Prepaid expenses                           6,615          9,531
            Total current assets                    72,544         58,724

        Land held for investment,
         development or resale                      93,795         87,641

        Property and equipment:
          Land and land rights                      54,384         54,384
          Land improvements                            158            158
          Hotels and other buildings               116,318        108,410
          Furniture, machinery and equipment        50,142         45,148
          Construction in progress                     200             41
                                                   221,202        208,141
          Less accumulated depreciation            (62,227)       (49,024)
            Net property and equipment             158,975        159,117

        Deferred charges and other assets           13,137         11,766

                                                  $338,451       $317,248




        See Notes to Consolidated Financial Statements.

                         GRIFFIN GAMING & ENTERTAINMENT, INC.
                              CONSOLIDATED BALANCE SHEETS
                      (In Thousands of Dollars, except par value)


        Liabilities and Shareholders'                   December 31,
         Equity                                      1995           1994

        Current liabilities:
          Current maturities of long-term debt,
           net of unamortized discounts           $     589      $       5
          Accounts payable and accrued
           liabilities                               41,209         41,046
            Total current liabilities                41,798         41,051

        Long-term debt, net of unamortized
         discounts:
          Mortgage Notes                            108,128        106,877
          Junior Mortgage Notes                      18,633         18,432
          Showboat Notes                             89,676         87,149
          Other                                         919              8
                                                    217,356        212,466

        Deferred income taxes                        53,350         53,700

        Commitments and contingencies (Note 18)

        Shareholders' equity:
          GGE Common Stock - 7,941,035 and
           7,938,835 shares outstanding -
           $.01 par value                                79            397
          Class B Stock - 35,000 shares
           outstanding - $.01 par value
          Capital in excess of par                  129,572        129,237
          Accumulated deficit                      (103,704)      (119,603)
            Total shareholders' equity               25,947         10,031

                                                  $ 338,451      $ 317,248




        See Notes to Consolidated Financial Statements.

                         GRIFFIN GAMING & ENTERTAINMENT, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In Thousands, except per share data)

                                            For the Year Ended December 31,
                                             1995       1994        1993
        Revenues:
          Casino                           $267,757   $278,597   $ 307,059
          Rooms                               6,978     20,553      35,708
          Food and beverage                  12,704     28,255      46,843
          Other casino/hotel revenues         5,800     12,216      23,330
          Other operating revenues                       4,582      18,122
          Real estate related                 8,501      8,813       8,502
                                            301,740    353,016     439,564
        Expenses:
          Casino                            156,091    160,371     189,304
          Rooms                               3,698      6,030      10,906
          Food and beverage                  14,235     25,131      41,859
          Other casino/hotel operating
           expenses                          34,281     46,446      69,918
          Other operating expenses                       3,483      14,697
          Selling, general and
           administrative                    37,979     48,124      70,453
          Depreciation                       13,452     17,250      27,924
          Real estate related                   326      1,763       1,605
          Write-down of non-operating
           real estate                                  20,525
          Loss on SIHL Sale                             72,463
                                            260,062    401,586     426,666
        Earnings (loss) from operations      41,678    (48,570)     12,898
        Other income (deductions):
          Interest income                     3,518      2,686       3,174
          Interest expense                  (25,318)   (35,271)    (57,244)
          Amortization of debt discounts     (3,979)   (15,046)    (51,203)
          Recapitalization costs                        (5,232)     (8,789)
          Proceeds from Litigation Trust                 2,542
        Earnings (loss) before income
         taxes and extraordinary items       15,899    (98,891)   (101,164)
        Income tax expense                                          (1,000)
        Earnings (loss) before
         extraordinary items                 15,899    (98,891)   (102,164)
        Extraordinary items                            190,008
        Net earnings (loss)                $ 15,899   $ 91,117   $(102,164)

        Per share data - primary:
          Earnings (loss) before
           extraordinary items             $   1.87   $ (15.13)  $  (25.34)
          Extraordinary items                            29.07
          Net earnings (loss)              $   1.87   $  13.94   $  (25.34)
          Weighted average number of
           shares and equivalents             8,522      6,537       4,031
        Per share data - fully diluted:
          Net earnings                     $   1.83
          Weighted average number of
           shares and equivalents             8,675

        See Notes to Consolidated Financial Statements.

                                                GRIFFIN GAMING & ENTERTAINMENT, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In Thousands of Dollars)

                                                                                    For the Year Ended December 31,
                                                                                 1995             1994            1993
            Cash flows from operating activities:
              Cash received from customers                                    $ 300,089        $ 347,896       $ 441,354
              Cash paid to suppliers and employees                             (242,511)        (285,343)       (393,013)
                Cash flow from operations before interest and income taxes       57,578           62,553          48,341
              Interest received                                                   3,431            2,882           3,809
              Interest paid                                                     (25,088)         (15,002)         (8,440)
              Income taxes paid, net of refunds                                    (353)            (285)            306
                Net cash provided by operating activities                        35,568           50,148          44,016

            Cash flows from investing activities:
              Cash proceeds from SIHL Sale, net of cash balances
               transferred                                                                        39,747
              Payments for property and equipment                               (13,093)          (9,924)        (25,308)
              Purchase of land held for investment, development or resale        (6,154)
              Purchase of 12,899 Units                                                            (6,740)
              Proceeds from sales of land held for investment, development
               or resale                                                                             650             445
              CRDA deposits and bond purchases                                   (3,152)          (3,044)         (3,025)
              Proceeds from sales of short-term money market securities
               with maturities greater than three months                                                           1,377
              Purchases of short-term money market securities with
               maturities greater than three months                                                                 (492)
                Net cash provided by (used in) investing activities             (22,399)          20,689         (27,003)

            Cash flows from financing activities:
              Proceeds from borrowing                                             1,815
              Cash (including cash proceeds of SIHL Sale) distributed
               to noteholders                                                                   (103,434)
              Collection of note receivable from related party                                     3,008           3,477
              Payments of recapitalization costs                                                  (8,738)         (8,332)
              Proceeds from Litigation Trust                                                       2,542
              Repayments of non-public debt                                        (320)            (118)         (2,251)
              Proceeds from exercise of stock options                                17
                Net cash provided by (used in) financing activities               1,512         (106,740)         (7,106)
            Net increase (decrease) in cash and cash equivalents                 14,681          (35,903)          9,907
            Cash and cash equivalents at beginning of period                     40,891           76,794          66,887
            Cash and cash equivalents at end of period                        $  55,572        $  40,891       $  76,794

            See Notes to Consolidated Financial Statements./TABLE

                                                  GRIFFIN GAMING & ENTERTAINMENT, INC.
                                       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                       (In Thousands of Dollars)

                                                       GGE                     Capital
                                                      Common      Class B     in excess      Accumulated      Notes
                                                      Stock        Stock       of par          deficit      receivable
            Balance at December 31, 1992              $ 202                   $102,092       $(108,556)     $(11,000)

            Collection on Griffin Note                                                                         3,477
            Cancellation of Griffin Note                                                                       7,523
            Issuance of Group Note                                                                            (7,523)
            Reduction of Group Note applied to
             prepaid services                                                                                  2,205
            Net loss for year 1993                                                            (102,164)

            Balance at December 31, 1993                202                    102,092        (210,720)       (5,318)

            Shares issued to financial advisers in
             settlement of recapitalization costs         6                        859
            Reduction of Group Note applied to
             prepaid services                                                                                  2,310
            Collection of Group Note                                                                           3,008
            Shares issued in exchange for Series
             Notes                                      170         $-0-        24,245
            Shares issued to affiliate of Griffin
             Group in satisfaction of final
             payment under service agreement             19                      2,041
            Net earnings for year 1994                                                          91,117

            Balance at December 31, 1994                397          -0-       129,237        (119,603)           -0-

            Reverse Stock Split                        (318)                       318
            Issuance of shares for stock options
             exercised                                                              17
            Net earnings for year 1995                                                          15,899

            Balance at December 31, 1995              $  79         $-0-      $129,572       $(103,704)     $     -0-


            See Notes to Consolidated Financial Statements.
            /TABLE

                          GRIFFIN GAMING & ENTERTAINMENT, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Griffin Gaming & Entertainment, Inc. ("GGE") was known as Resorts
        International, Inc. until its name change, which was effective June 30, 1995. "GGE" is used herein to refer to the corporation both before and after its name change. The term "Company" as used herein includes GGE and/or one or more of its subsidiaries, as the context may require.

        Principles of Consolidation

             The consolidated financial statements include the accounts of GGE and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

        Accounting Estimates

             The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Revenue Recognition

             The Company records as revenue the win from casino gaming activities which represents the difference between amounts wagered and amounts won by patrons. Revenues from hotel and related services and from theater ticket sales are recognized at the time the related service is performed.

        Complimentary Services

              The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The retail value of such complimentary services excluded from revenues amounted to $28,494,000, $28,982,000 and $33,794,000 for the years 1995, 1994 and
        1993,   respectively.    The  rooms,  food  and  beverage,  and  other
        casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department for complimentary
        services  provided  to  casino  patrons.    These  allocations  do not
        n e c essarily represent the incremental cost of providing such complimentary services to casino patrons. Amounts allocated to the casino department from the other operating departments were as follows:

        (In Thousands of Dollars)            1995       1994       1993

        Rooms                              $ 4,813    $ 4,236    $ 4,470
        Food and beverage                   16,846     15,787     20,353
        Other casino/hotel operations        6,403      7,467      7,412

        Total allocated to casino          $28,062    $27,490    $32,235



        Cash Equivalents

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


             Land improvements                        10 - 25 years

             Hotels and other buildings               20 - 28 years

             Furniture, machinery and equipment        3 - 5 years


        Casino Reinvestment Development Authority ("CRDA") Obligatory
         Investments

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

        Income Taxes

             GGE and all of its domestic subsidiaries file consolidated U.S. federal income tax returns.

             The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under this method, the deferred tax liability is determined based on the difference between the financial reporting and tax bases of assets and liabilities and enacted tax rates which will be in effect for the years in which the differences are expected to reverse. Deferred tax liabilities are recognized for differences that will result in taxable amounts in future years. Deferred tax assets are recognized for differences that
        will   result  in  deductible  amounts  in  future  years  and  for carryforwards. A valuation allowance is recognized based on estimates of the likelihood that some portion or all of the deferred tax asset will not be realized.

             There are no income taxes in The Bahamas and the income of GGE's former Bahamian subsidiaries was generally not subject to U.S. federal income taxation until it was distributed to a U.S. parent. Deferred federal income taxes were provided on the undistributed earnings of Bahamian subsidiaries until their disposition.

        Per Share Data

             Per share data was computed using the weighted average number of shares of GGE s common stock (the "GGE Common Stock") outstanding. When dilutive, stock options and warrants were included as share equivalents using the treasury stock method. Fully diluted earnings per share reflect additional dilution related to stock options and warrants due to the use of the market price at the end of certain periods, when higher than the average price for such periods.

             Per share data, as well as references to number of shares and market prices of GGE Common Stock, have been restated to give effect to the Reverse Stock Split described in Note 10.

        Impact of Newly Issued Accounting Standards

             In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ( SFAS 121"), which requires impairment losses to be recorded on long-lived assets used in

        o p erations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS 121 in 1996 and, based on current circumstances, believes the effect, if any, of adoption will be insignificant.

        Reclassifications

             Certain previously reported amounts were reclassified for comparative purposes.

        NOTE 2 - 1994 RESTRUCTURING

             In  April  1994  the  Company  s  prepackaged  bankruptcy plan of
        reorganization  (the   "Plan")  was  confirmed  by  the United States
        Bankruptcy  Court for the District of Delaware and on May 3, 1994 (the
        "Effective  Date")  the  Plan  became  effective.    The  Company  s
        reorganization under the Plan (the "Restructuring ) included, among other things, (i) the sale of the Company s Paradise Island operations and properties (the SIHL Sale ) and (ii) the exchange of $481,907,000 principal amount of Senior Secured Redeemable Notes due April 15, 1994 (the "Series Notes") for $160,000,000 principal amount of new debt securities (see Note 8), 40% of GGE Common Stock on a fully diluted basis (excluding certain stock options), the proceeds from the SIHL Sale and approximately $36,700,000 cash. Included in the cash distributed to noteholders was a $2,542,000 cash distribution which the Company received from a litigation trust (the "Litigation Trust") established under a previous plan of reorganization to pursue certain claims against a former affiliate.

             The difference between the carrying value of the Series Notes and the sum of the fair values of the items exchanged therefor resulted in a gain of $186,000,000 which was reported as an extraordinary item.

        SIHL Sale

             Sun International Investments Limited ("SIIL"), an unrelated party, acquired a 60% interest in the Company s Paradise Island operations, through Sun International Hotels Limited ("SIHL"), a subsidiary of SIIL formed for that purpose. SIIL purchased 60% of the capital stock of SIHL for $90,000,000 plus interest at 7.5% from January 1, 1994 through the Effective Date. Pursuant to the purchase agreement, SIHL then purchased 100% of the equity of Resorts International (Bahamas) 1984 Limited, GGE s former indirect Bahamian subsidiary which, along with its subsidiaries, owned and operated the Company s Paradise Island properties. Also, certain subsidiaries of SIHL acquired certain assets of GGE and its U.S. subsidiaries which supported the Paradise Island operations and assumed certain related liabilities. The purchase price received from SIHL was $65,000,000 in cash, plus interest at 7.5% from January 1, 1994 through the Effective Date, and 2,000,000 Series A Ordinary Shares of SIHL (the "SIHL Shares"), which amounts to the remaining 40% of the capital stock of SIHL. These cash proceeds as well as the SIHL Shares were distributed to holders of Series Notes pursuant to the Plan.

             Although the SIHL Sale was effective May 3, 1994, the consolidated statements of operations and cash flows reflect the Paradise Island operations through April 30, 1994. The loss on SIHL Sale represents the difference between the carrying values and the fair values of the assets and equity interests sold.

             For   information  as  to  the  revenues  and  contribution  to
        consolidated earnings (loss) from operations of the operations disposed of in the SIHL Sale, see the Paradise Island portion of the casino/hotel segment, the Paradise Island portion of the real estate related segment and the airline segment in the segment tables included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

        Recapitalization Costs

             Recapitalization costs in 1994 and 1993 include costs of financial advisers retained to assist in the development and analysis of financial alternatives which resulted in the Restructuring and other legal and advisory fees incurred in connection with such Restructuring. Also, recapitalization costs for 1994 include credits of $3,256,000 recorded in the fourth quarter resulting from the reversal of restructuring reserves provided in connection with the Company's 1990 plan of reorganization.

        NOTE 3 - CASH EQUIVALENTS

             Cash equivalents and restricted cash equivalents at December 31, 1995 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with National Westminster Bank NJ in the amount of $2,994,000 under which the Company had not taken delivery of the underlying securities. This agreement matured January 2, 1996.

             The Company's cash equivalents at December 31, 1995 also included U.S. Treasury Bills.

        NOTE 4 - RESTRICTED CASH EQUIVALENTS

             Components of restricted cash equivalents at December 31 were as follows:

        (In Thousands of Dollars)                  1995           1994

        Showboat Lease payments and interest
         earned thereon held by trustee
         (see Note 13)                            $3,595         $3,494
        Amount, including interest earned,
         on deposit with trustee for
         Litigation Trust                                         1,711
        Other                                        767            183

                                                  $4,362         $5,388



        NOTE 5 - RECEIVABLES

             Components of receivables at December 31 were as follows:

        (In Thousands of Dollars)                   1995           1994

        Gaming                                    $ 7,332        $ 8,035
          Less allowance for doubtful accounts     (3,519)        (3,819)
                                                    3,813          4,216
        Non-gaming:
          Hotel and related                         1,163            799
          Contracts and notes                         205            270
          Other                                     2,780          1,306
                                                    4,148          2,375
          Less allowance for doubtful accounts        (51)           (82)
                                                    4,097          2,293

                                                  $ 7,910        $ 6,509


        NOTE 6 - CRDA OBLIGATORY INVESTMENTS

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

             From time to time RIH has donated certain funds it has had on deposit with the CRDA in return for either relief from its obligation to purchase CRDA bonds or credits against future CRDA deposits.

             At December 31, 1995, RIH had $5,567,000 face value of bonds issued by the CRDA and had $18,197,000 on deposit with the CRDA. The CRDA bonds have interest rates ranging from 3.9% to 7% and have repayment terms of between 20 and 50 years. These bonds and deposits, net of an estimated discount charged to expense to reflect the below-market interest rate payable on the bonds, are included in other assets in the Company's Consolidated Balance Sheet.

             RIH records charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges in 1995, 1994 and 1993 for discounts on obligations arising in those years were $1,567,000, $1,461,000 and $1,541,000, respectively.

        NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

             Components   of  accounts  payable  and  accrued  liabilities  at
        December 31 were as follows:

        (In Thousands of Dollars)                   1995           1994

        Accrued payroll and related taxes and
         benefits                                 $12,241        $12,170
        Accrued interest                            7,839          7,609
        Accrued gaming taxes, fees and related
         assessments                                7,211          7,064
        Trade payables                              2,163          1,441
        Customer deposits and unearned revenues     2,081          2,152
        Accrued costs of recapitalization             590            995
        Other accrued liabilities                   9,084          9,615

                                                  $41,209        $41,046



        NOTE 8 - LONG-TERM DEBT

             As described in Note 2, on May 3, 1994, the Series Notes were exchanged for, among other things, $160,000,000 principal amount of new debt securities which consist of $125,000,000 principal amount of 11% Mortgage Notes (the "Mortgage Notes") due September 15, 2003 and $35,000,000 principal amount of 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes") due December 15, 2004. The Mortgage Notes and the Junior Mortgage Notes were issued by Resorts International Hotel

        Financing, Inc. ("RIHF"), a wholly-owned subsidiary of GGE, and are guaranteed by Resorts International Hotel, Inc. ("RIH"), GGE s
        indirect    subsidiary  which owns and operates Merv Griffin s Resorts
        Casino  Hotel  (the   "Resorts  Casino  Hotel") in Atlantic City, New
        Jersey.

             The Mortgage Notes are secured by a $125,000,000 promissory note made by RIH (the "RIH Promissory Note"), the terms of which mirror the terms of the Mortgage Notes. The RIH Promissory Note and RIH s guaranty of the Mortgage Notes are secured by liens on the Resorts Casino Hotel, consisting of RIH s fee and leasehold interests in the Resorts Casino Hotel, the contiguous parking garage and property, and related personal property. The liens securing the Mortgage Notes will be subordinated to the lien securing the Senior Facility Notes (see
        Note 9) or notes issued under a similar working capital facility, if such notes are issued.

             The Junior Mortgage Notes were issued as part of Units (the "Units") with GGE s Class B Redeemable Common Stock (the "Class B
        Stock").    The  Units  are described further in Note 10.  The Junior
        Mortgage Notes are secured by a $35,000,000 promissory note made by RIH (the "RIH Junior Promissory Note"), the terms of which mirror the terms of the Junior Mortgage Notes. The RIH Junior Promissory Note and RIH s guaranty of the Junior Mortgage Notes are also secured by liens on the Resorts Casino Hotel property as described above. The liens securing the Junior Mortgage Notes will be subordinated to the lien securing the Senior Facility Notes (see Note 9) or notes issued under a similar working capital facility, if such notes are issued, and are subordinated to the liens securing the Mortgage Notes.

             The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued (collectively, the Indentures ) prohibit RIH and its subsidiaries from paying dividends, from making other distributions in respect of their capital stock, and from purchasing or redeeming their capital stock, with certain exceptions, unless certain interest coverage ratios are attained. Also, the Indentures restrict RIH and its subsidiaries from incurring additional indebtedness, with certain exceptions, and limit intercompany loans by RIH to GGE to loans from proceeds of the Senior Facility (or a similar working capital facility) and other advances not in excess of $1,000,000 in the aggregate at any time outstanding. As of December 31, 1995, RIH had total shareholder s equity of $45,676,000 of which approximately $36,000,000 is restricted as to distribution under these Indenture provisions.

             A total of 35,000 Units were issued as part of the Restructuring in May 1994. In November 1994 RIH purchased 12,899 Units comprising $12,899,000 principal amount of Junior Mortgage Notes and 12,899 shares of Class B Stock at a price of $6,740,000. The resulting gain of $4,008,000 was reported as an extraordinary item.

             The First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000 (the "Showboat Notes") were issued pursuant to the Company s 1990 plan of reorganization. The Company owns a 10-acre parcel of land in Atlantic City underlying the Showboat Casino Hotel which parcel is subject to a 99-year net lease (the "Showboat Lease") which expires in

        2082. The Showboat Notes are non-recourse notes, secured by a mortgage encumbering that 10-acre parcel, by a collateral assignment of the Showboat Lease, and by a pledge of any proceeds of the sale of such mortgage and collateral assignment.

             The carrying value and fair value by component of long-term debt at December 31 were as follows:

                                         1995                  1994
                                  Carrying      Fair    Carrying       Fair
        (In Thousands of Dollars)   Value      Value      Value       Value

        Mortgage Notes            $125,000   $115,313   $125,000    $ 83,750
          Less unamortized
           discount                (16,872)              (18,123)
                                   108,128               106,877

        Junior Mortgage Notes       35,000                35,000
          Less notes held by RIH   (12,899)              (12,899)
                                    22,101     20,333     22,101      13,040
          Less unamortized
           discount                 (3,468)               (3,669)
                                    18,633                18,432

        Showboat Notes             105,333     97,433    105,333      88,480
          Less unamortized
           discount                (15,657)              (18,184)
                                    89,676                87,149

        Other                        1,508      1,508         13          13
                                   217,945    234,587    212,471     185,283
        Less due within one year      (589)      (589)        (5)         (5)

                                  $217,356   $233,998   $212,466    $185,278



             The fair value presented above for the Company's long-term debt is based on December 31 closing market prices for publicly traded debt and carrying value for other debt, because other debt is not considered material to the total.

             Minimum principal payments of long-term debt outstanding as of December 31, 1995, for the five years thereafter are as follows: 1996
        -  $589,000; 1997 - $636,000; 1998 - $283,000; 1999 - none; and 2000 -
        $105,333,000.

             In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company stopped accruing interest and amortizing discounts on the Series Notes as of March 21, 1994, the date the Company filed its prepackaged bankruptcy cases.

             The accrual of interest and amortization of discounts on the Mortgage Notes and the Junior Mortgage Notes commenced on May 3, 1994. Interest on the Mortgage Notes is payable semi-annually on March 15 and September 15 in each year. Interest on the Junior Mortgage Notes is payable semi-annually on June 15 and December 15 in each year. In certain circumstances, interest payable on the Junior Mortgage Notes may be satisfied by the issuance of additional Units.

             Interest  on  the  Showboat  Notes  consists  of  a  pass-through
        (subject to certain adjustments) of the lease payments received under the Showboat Lease. See Note 13 for a description of the Showboat Lease. Interest is payable semi-annually on January 15 and July 15.

             The effective interest rates on the Company's publicly held debt at December 31, 1995 were as follows: Mortgage Notes - 14.1%; Junior Mortgage Notes - 14.8%; and Showboat Notes - 11.2%.

        NOTE 9 - SENIOR FACILITY

             As part of the Restructuring the Company entered into a senior note purchase agreement (the "Senior Facility") with certain funds and accounts advised or managed by Fidelity Management & Research Company. The Senior Facility, as amended, is available for a single borrowing of up to $19,738,000 during the period ending May 2, 1996, through the issuance of notes (the "Senior Facility Notes"). If issued, the Senior Facility Notes will bear interest at 11.75% and will be due in 2002. The Senior Facility Notes will be senior obligations of RIHF secured by a promissory note from RIH in an aggregate principal amount of up to $19,738,000 payable in amounts and at times necessary to pay the principal of and interest on the Senior Facility Notes. The Senior Facility Notes will be guaranteed by RIH and secured by a lien of the Resorts Casino Hotel property as described in Note 8. Market interest rates and other economic conditions, among other factors, will determine if it is appropriate for the Company to draw on the Senior Facility.

        NOTE 10 - SHAREHOLDERS' EQUITY

             On June 27, 1995, GGE s shareholders approved a one-for-five reverse stock split (the "Reverse Stock Split") of GGE Common Stock, par value $.01 per share, of which there were previously 100,000,000 shares authorized. The Reverse Stock Split became effective on June 30, 1995, on which date each share of GGE Common Stock was reclassified into one-fifth of a new share of GGE Common Stock and the total authorized shares of GGE Common Stock was, therefore, reduced to 20,000,000. The par value of the GGE Common Stock remains $.01 per share after the Reverse Stock Split. As of June 30, 1995, $318,000 was reclassified from GGE Common Stock to capital in excess of par in order to reflect the Reverse Stock Split. All references to number of shares, per share amounts and market prices of GGE Common Stock in the c o nsolidated financial statements and notes thereto have been retroactively restated to reflect the Reverse Stock Split.

             GGE is authorized to issue 120,000 shares of Class B Stock. The Class B Stock was not affected by the Reverse Stock Split. Holders of

        Class B Stock are entitled to elect one-third of the Board of Directors of GGE and under certain circumstances they would be entitled to elect a majority of the Board of Directors. Holders of Class B Stock do not participate in any dividends which may be declared by GGE s Board of Directors.

             Each share of Class B Stock is to be issued as part of a Unit comprising $1,000 principal amount of Junior Mortgage Notes and one share of Class B Stock. Shares of Class B Stock may not be transferred separately from the related Junior Mortgage Notes. Upon redemption, or cancellation following the purchase thereof, of each $1,000 principal amount of Junior Mortgage Notes, GGE will redeem, at a price of $.01 per share, the share of Class B Stock issued as part of that Unit.

             GGE is authorized to issue 10,000,000 shares of preferred stock. As of December 31, 1995 no shares of preferred stock had been issued.

        NOTE 11 - STOCK OPTIONS AND WARRANTS

             Pursuant to the Restructuring, the Resorts International, Inc. Senior Management Stock Option Plan (the "1990 SOP") was terminated, although holders of options granted under that plan retain their options, and the Resorts International, Inc. 1994 Stock Option Plan (the "1994 SOP") was adopted. The 1994 SOP, as amended, allows for the granting of options to purchase up to 466,685 shares of GGE Common Stock to members of the Company s management, its Boards of Directors, and certain others providing services to the Company. The 1994 SOP is administered by a Compensation/Option Committee of GGE s Board of Directors. The exercise price of options granted under the 1994 SOP will not be less than fair market value of GGE Common Stock on the date of grant. All options granted under the 1994 SOP will expire not later than ten years from the date of grant.

             Also in connection with the Restructuring, GGE issued a warrant (the "Griffin Warrant"), which is exercisable through May 3, 1998, to purchase 933,370 shares of GGE Common Stock at $6.00 per share to an affiliate ("ARH") of The Griffin Group, Inc. (the "Griffin Group"), a corporation controlled by Merv Griffin, Chairman of the Board of GGE. Subsequent to the issuance of the Griffin Warrant, ARH sold portions of the Griffin Warrant to Thomas E. Gallagher and Lawrence Cohen, officers of ARH. Mr. Gallagher is President, Chief Executive Officer and a member of the Board of Directors of GGE; Mr. Cohen is a member of the Board of Directors of RIH.

             In accordance with the anti-dilution and adjustment provisions of the 1994 SOP, the 1990 SOP and the Griffin Warrant, all of GGE s outstanding options and warrants as of June 30, 1995 were reduced by 80% and the exercise prices were increased accordingly as a result of the Reverse Stock Split. All of the information provided herein with regard to number of shares and exercise prices have been adjusted for the Reverse Stock Split.

             Options to purchase the following shares of GGE Common Stock were outstanding at December 31, 1995:

                            Exercise         Options          Options
               Plan          Price         Outstanding      Exercisable

             1990 SOP       $ 9.37500         280,677          280,677

             1994 SOP       $ 5.15625         205,500           56,625

             1994 SOP       $10.46875         115,000           28,750

             1994 SOP       $14.06250           4,000            4,000

             1994 SOP       $15.75000          15,000

             Warrants       $ 6.00000         933,370          933,370

                                            1,553,547        1,303,422



             In 1995 options to purchase 1,200 shares at $9.375 per share and 1,000 shares at $5.15625 per share were exercised. No shares were issued in connection with the exercise of stock options during 1994 or 1993.

        NOTE 12 - RELATED PARTY TRANSACTIONS

        License and Services Agreements

             In April 1993, GGE, RIH and Griffin Group entered into a license and services agreement (the "Griffin Services Agreement") effective as of September 17, 1992. Pursuant to this agreement, Griffin Group granted GGE and RIH a non-exclusive license to use the name and likeness of Merv Griffin to advertise and promote the Company's facilities and operations. Also pursuant to the Griffin Services Agreement, Mr. Griffin is to provide certain services to the Company, including serving as Chairman of the Board of GGE and as a host, producer and featured performer in various shows to be presented in R e sorts Casino Hotel, and furnishing marketing and consulting services.

             The Griffin Services Agreement is to continue until September 17, 1997 and provides for earlier termination under certain circumstances including, among others, a change of control (as defined) of the Company and Mr. Griffin ceasing to serve as Chairman of the Board of GGE.

             The Griffin Services Agreement provides for compensation to Griffin Group in the amount of $2,000,000 for the year ended September 16, 1993, and in specified amounts for each of the following years, which increase at approximately 5% per year. In accordance with the Griffin Services Agreement, upon signing, the Company paid Griffin Group $4,100,000, representing compensation for the first two years. Thereafter, the Griffin Services Agreement called for annual payments on September 17, each representing a prepayment for the year ending two years hence. In lieu of paying in cash, at the Company's option, the Company could satisfy its obligation to make any of the payments required under the Griffin Services Agreement by reducing the amount of the note receivable from Griffin Group (the "Group Note") described below. In September 1993 the Company notified Griffin Group that it would satisfy its obligation to make the $2,205,000 payment for the year ending September 16, 1995 by reducing the Group Note by that amount. In May 1994, as part of the Restructuring, GGE reduced the Group Note by $2,310,000 in satisfaction of the payment due in September 1994 for the year ending September 16, 1996. The final payment required under the Griffin Services Agreement, $2,425,000, was to be due in September 1995. On August 1, 1994, following review and approval by the independent members of GGE's Board of Directors, GGE agreed to issue 388,000 shares of GGE Common Stock to an affiliate of Griffin Group in satisfaction of this final payment obligation. The closing price of GGE Common Stock on the date of the agreement was $5.3125 per share. The shares are not registered under the Securities Act of 1933 and are restricted securities. In the event of an early termination of the Griffin Services Agreement, and depending on the circumstances of such early termination, all or a portion of the compensation paid to Griffin Group in respect of the period subsequent to the date of termination may be required to be repaid to the Company.

             The Griffin Services Agreement also provided for the issuance of the Griffin Warrant described in Note 11.

             In   the  Griffin  Services  Agreement  the  Company  agreed  to indemnify, defend and hold harmless Griffin Group and Mr. Griffin against certain claims, losses and costs, and to maintain certain insurance coverage with Mr. Griffin and Griffin Group as named insureds.

        Notes Receivable from Related Parties

             Pursuant to the Company's 1990 plan of reorganization, in September 1990 GGE received $12,345,000 in cash and an $11,000,000 promissory note (the "Griffin Note") from Merv Griffin for certain shares of GGE Common Stock purchased by him. In April 1993, in accordance with the Griffin Services Agreement, Mr. Griffin made a partial payment of $4,100,000 on this note comprised of $3,477,000 principal and $623,000 accrued interest. The Griffin Note, which then had a remaining balance of $7,523,000, was canceled and a new note from Griffin Group, the Group Note, in the amount of $7,523,000 was substituted therefor. The Group Note was unconditionally guaranteed as to principal and interest by Mr. Griffin and bore interest at the rate of 3%. As noted above, the balance of the Group Note was reduced by $2,205,000 in September 1993 and by $2,310,000 in May 1994 in
        satisfaction of fees due to Griffin Group under the Griffin Services Agreement. Also in May 1994, as part of the Restructuring, Griffin Group repaid the remaining principal balance of $3,008,000 and accrued interest thereon.

        Other

             Effective May 1, 1995 Thomas E. Gallagher became President and Chief Executive Officer of GGE. Mr. Gallagher has been President and

        Chief Executive Officer of Griffin Group since April 1992. In connection with Mr. Gallagher s appointment as President and Chief Executive Officer of GGE, following review and approval by independent members of GGE s Board of Directors, GGE agreed to pay $300,000 per year for his services in this capacity. In 1995 such payments were made to Griffin Group where Mr. Gallagher remains President and Chief Executive Officer.

             The Company reimbursed Griffin Group $183,000, $296,000 and $219,000 for charter air services related to Company business rendered in 1995, 1994 and 1993, respectively.

             In 1995 and 1994 the Company incurred charges from unaffiliated parties of $450,000 and $394,000, respectively, in producing the nationwide television broadcast of "Merv Griffin's New Year's Eve Special" from Resorts Casino Hotel. For the 1993 production of "Merv Griffin's New Year's Eve Special," which also was broadcast nationwide, the Company paid $100,000 and provided certain facilities, labor and accommodations to subsidiaries of January Enterprises, Inc., of which Merv Griffin formerly was Chairman.

             In 1995 the Company entered into an agreement with Players Island Resort Casino Spa ("Players Island"), a subsidiary of Players International, Inc. ("Players"), to produce and present a stage show in the theater of Players Island in Mesquite, Nevada. The Company received $266,000 from Players Island under this agreement for services rendered during 1995, which services resulted in a modest profit after expenses. Griffin Group owns in excess of 10% of the outstanding common stock of Players. Mr. Gallagher serves as a member of the Board of Directors of Players.

             Also from time to time the Company has reimbursed Griffin Group, at cost, for certain costs incurred by Griffin Group on behalf of the Company. The Company has also paid standard room rates for hotel rooms occupied by Company personnel or patrons of the Company at certain hotels owned or controlled by Griffin Group.

             Antonio C. Alvarez II, a shareholder of Alvarez & Marsal, Inc., was a member of the Board of Directors of GGE from September 1990 until the Effective Date. In 1994 the Company paid Alvarez & Marsal, Inc. $225,000 and issued 22,500 shares (as adjusted for the Reverse Stock Split) of GGE Common Stock as compensation for financial advisory services rendered in connection with the Restructuring.

        NOTE 13 - SHOWBOAT LEASE

             The Company leases to a subsidiary ("ACS") of Showboat, Inc., a resort and casino operator, approximately 10 acres of land adjacent to the Boardwalk in Atlantic City. Under the 99-year net lease, lease payments are payable in equal monthly installments on the first day of each month. The lease payments for the lease year ending March 31, 1996, total $8,560,000. The lease payments are adjusted annually, as of April 1, for changes in the consumer price index.

             Pursuant to the lease agreement, the Company is unable to transfer its interest in the lease, other than to an affiliate, without giving ACS the opportunity to purchase such interest at terms no less favorable than agreed to by any other party.

             As described in Note 8, the Showboat Notes are secured by a mortgage encumbering the real property which is subject to the Showboat Lease, by a collateral assignment of the Showboat Lease, and by a pledge of any proceeds of the sale of such mortgage and collateral assignment. Lease payments under the Showboat Lease are required to be passed-through to holders of the Showboat Notes.

        NOTE 14 - RETIREMENT PLANS

             GGE and certain of its subsidiaries participate, and certain of GGE's former subsidiaries participated, in a defined contribution plan covering substantially all of their non-union employees. The Company makes contributions to this plan based on a percentage of eligible employee contributions. Total pension expense for this plan was $652,000, $683,000 and $804,000 in 1995, 1994 and 1993, respectively.

             In addition to the plan described above, union and certain other employees of RIH and certain former subsidiaries of GGE are covered by multi-employer defined benefit pension plans to which the subsidiaries make, or made, contributions. The Company's pension expense for these plans totaled $881,000, $1,066,000 and $1,392,000 in 1995, 1994 and
        1993, respectively.

        NOTE 15 - WRITE-DOWN OF NON-OPERATING REAL ESTATE

             The Company owns various non-operating sites in Atlantic City, New Jersey, which are available for sale. Certain of these properties could be developed while others are designated as wetlands. In 1994, based on a study of these properties, the Company determined that write-downs totaling $20,525,000 were appropriate in order to properly reflect the net realizable value of these properties.

        NOTE 16 - INCOME TAXES

             In 1995 and 1994 the Company recorded current federal tax provisions of $350,000 and $300,000, respectively, representing estimated alternative minimum tax ("AMT") resulting from utilization of net operating loss ("NOL") carryforwards to offset the regular taxable income generated in those years. These current federal tax provisions were offset by deferred federal tax benefits of the same amounts resulting from the carryforward of AMT credits generated.

             In 1995, taxable income was generated by recurring operations. In 1994, however, the taxable income was largely generated by the sale of the Paradise Island operations. Though this sale resulted in a $72,463,000 loss for book purposes, the tax bases of the assets and equity sold were significantly less than the book bases. The NOLs utilized were available to the Company under the provisions of the Internal Revenue Code for gains existing as of the date of change in ownership. The gain on the exchange of the Series Notes in 1994 was excludable from the Company's federal taxable income because the exchange occurred pursuant to a plan confirmed by the Bankruptcy Court.

             In 1993, NOLs were generated for federal tax purposes, therefore no current federal tax provision was recorded in that year. In August 1993 tax law changes were enacted which resulted in an increase in the Company's federal income tax rate. The increase resulted in a $1,000,000 increase in the Company's deferred income tax liability and a deferred income tax provision of the same amount.

             No state tax provision was recorded in 1995, 1994 or 1993 due to the utilization of state NOL carryforwards in states where the Company generated taxable income.

             Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 were as follows:

        (In Thousands of Dollars)                    1995           1994

        Deferred tax liabilities:
          Basis differences on land held for
           investment, development or resale $ (32,700) $ (32,700) Basis differences on property and
           equipment                                (20,900)       (20,700)
          Other                                      (3,100)        (2,800)
            Total deferred tax liabilities          (56,700)       (56,200)

        Deferred tax assets:
          NOL carryforwards                         197,000        195,800
          Basis differences on land held for
           investment, development or resale         16,000         16,000
          Book reserves not yet deductible
           for tax                                   14,350         12,900
          Basis differences on debt                   8,400         10,000
          Tax credit carryforwards                    1,000          3,100
          Other                                       4,700          5,900
            Total deferred tax assets               241,450        243,700

          Valuation allowance for deferred
           tax assets                              (238,100)      (241,200)
            Deferred tax assets, net of
             valuation allowance                      3,350          2,500

        Net deferred tax liabilities              $ (53,350)     $ (53,700)



             The effective income tax rate on the earnings (loss) before income taxes and extraordinary items varies from the statutory federal income tax rate as a result of the following factors:

                                            1995       1994       1993

        Statutory federal income tax
         rate                               35.0%     (35.0%)    (35.0%)

        NOL carryforwards utilized         (23.9%)

        NOLs for which no tax
         benefit was recognized                        37.2%      34.7%

        Deferred income tax benefit
         of temporary differences          (13.7%)

        Other, including impact of
         increase in tax rate in 1993        2.6%      (2.2%)      1.3%

        Effective tax rate                   0.0%       0.0%       1.0%



             For federal income tax purposes the Company had NOL carryforwards of approximately $562,000,000 at December 31, 1995. Of this amount, approximately $185,000,000 is not limited as to use. Due to the change of ownership of GGE in 1990, the balance of the NOL carryforwards (the "Pre-Change NOLs") is limited in its availability to offset future taxable income of the Company. As a result of these limitations, all but approximately $78,000,000 of these Pre-Change NOLs are expected to expire unutilized. The unrestricted NOLs combined with that portion of the restricted NOLs which the Company believes will become available to the Company for utilization in spite of the limitations total $263,000,000 and expire as follows:
        $22,000,000  in  2004,  $128,000,000  in  2005,  $23,000,000  in 2006,
        $31,000,000 in 2007, $58,000,000 in 2008 and $1,000,000 in 2009.

             Also at December 31, 1995, the Company had federal income tax credit carryforwards of approximately $400,000, which expire $100,000 per year between 2006 and 2009, and federal AMT tax credits of approximately $600,000, which carry forward indefinitely.

             At December 31, 1995, RIH had approximately $125,000,000 of NOL carryforwards in New Jersey which expire as follows: $13,000,000 in 1996, $111,000,000 in 1997 and $1,000,000 in 2001.

             T h e    source  of  earnings  (loss)  before  income  taxes  and
        extraordinary items was as follows:

        (In Thousands of Dollars)            1995       1994        1993

        U.S. source earnings (loss)        $15,899   $(106,487)  $ (81,542)
        Foreign source earnings (loss)                   7,596     (19,622)

        Earnings (loss) before income
         taxes and extraordinary items     $15,899   $ (98,891)  $(101,164)

        NOTE 17 - STATEMENTS OF CASH FLOWS

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," are presented below.

        (In Thousands of Dollars)            1995       1994        1993

        Reconciliation of net earnings
         (loss) to net cash provided
         by operating activities:
          Net earnings (loss)              $15,899   $  91,117   $(102,164)
          Adjustments to reconcile net
           earnings (loss) to net cash
           provided by operating
           activities:
            Extraordinary items                       (190,008)
            Loss on SIHL Sale                           72,463
            Write-down of non-operating
             real estate                                20,525
            Depreciation                    13,452      17,250      27,924
            Amortization (principally
             debt discounts)                 3,979      15,046      51,254
            Interest expense settled by
             issuance of long-term debt                             40,268
            Provision for doubtful
             receivables                       925       1,212       2,889
            Provision for discount on
             CRDA obligations, net of
             amortization                    1,561       1,456       1,538
            Deferred tax provision
             (benefit)                        (350)       (300)      1,000
            Recapitalization costs                       5,232       8,789
            Proceeds from Litigation
             Trust                                      (2,542)
            Net loss on asset
             dispositions                       36         107         220
            Net (increase) decrease in
             receivables                    (2,579)       (913)      2,236
            Net (increase) decrease in
             inventories and prepaid
             expenses                        2,056       3,967        (849)
            Net (increase) decrease in
             deferred charges and other
             assets                            215       1,073        (416)
            Net increase in accounts
             payable and accrued
             liabilities                       374      14,463      11,327

          Net cash provided by
           operating activities            $35,568   $  50,148   $  44,016

        (In Thousands of Dollars)            1995       1994        1993

        Non-cash investing and
         financing transactions:

          Exchange of real estate in
           Atlantic City (at carrying
           value of property exchanged)     $1,501

          Exchange of Series Notes for:
            Mortgage Notes and Junior
             Mortgage Notes (at
             estimated market value)                  $135,300
            SIHL Shares (at estimated
             market value)                              60,000
            GGE Common Stock (at
             estimated market value)                    24,415
            Other liabilities                              125

          Exchange of Griffin Note for
           Group Note                                              $7,523

          Reduction in Group Note
           applied to prepaid services                   2,310      2,205

          Issuance of GGE Common Stock
           for prepaid services                          2,060

          Issuance of GGE Common Stock
           in settlement of certain
           recapitalization costs                          865

          Increase in liabilities for
           additions to property and
           equipment and other assets                       80        632

          Reclassifications to other
           assets from receivables
           and property and equipment                                 450



        NOTE 18 - COMMITMENTS AND CONTINGENCIES

        CRDA

             Certain issues have been raised by the CRDA and the State of New Jersey Department of the Treasury (the "Treasury") concerning the satisfaction of RIH s investment obligations for the years 1979 through 1983 (see Note 6). These matters were dormant for some time until late 1995, when the Company was contacted by the CRDA. In a recent meeting with CRDA representatives the Company was informed that it would be hearing from the Treasury in the near future regarding a resolution of these matters. If these issues are determined adversely, RIH could be required to pay the relevant amount in cash to the CRDA. However, management believes a negotiated settlement with an insignificant monetary cost to the Company is probable.

        Litigation

             GGE  and  certain  of  its subsidiaries are defendants in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

        NOTE 19 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

             Schedules of geographic and business segment information relating to (i) revenues, (ii) contribution to consolidated earnings (loss) before income taxes and extraordinary items and (iii) identifiable assets, depreciation and capital additions are included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                                                    SCHEDULE I

                         GRIFFIN GAMING & ENTERTAINMENT, INC.
                                     (Registrant)
                                    BALANCE SHEETS
                               (In Thousands of Dollars)


                                                        December 31,
        Assets                                      1995           1994

        Current assets:
          Cash (including cash equivalents
           of $13,181 and $8,625)                 $ 13,183       $  8,627
          Restricted cash equivalents                3,612          5,388
          Receivables                                  977            277
          Prepaid expenses                             464            965
            Total current assets                    18,236         15,257

        Land held for investment,
         development or resale                      93,795         86,641

        Property and equipment, net of
         accumulated depreciation of $153
         and $118                                    1,358          1,366

        Deferred charges and other assets              315

        Net advances to subsidiaries                23,356         43,008

        Investments in subsidiaries, at
         cost plus equity in earnings               22,666         (3,417)

                                                  $159,726       $142,855




        See Notes to Financial Statements.

                                                                    SCHEDULE I

                         GRIFFIN GAMING & ENTERTAINMENT, INC.
                                     (Registrant)
                                    BALANCE SHEETS
                      (In Thousands of Dollars, except par value)


        Liabilities and Shareholders'                    December 31,
         Equity                                      1995           1994

        Current liabilities - accounts
         payable and accrued liabilities          $   9,703      $  11,375

        Long-term debt, net of unamortized
         discount                                    89,676         87,149

        Deferred income taxes                        34,400         34,300

        Commitments and contingencies (Note F)

        Shareholders' equity:
          GGE Common Stock - 7,941,035 and
           7,938,835 shares outstanding -
           $.01 par value                                79            397
          Class B Stock - 35,000 shares
           outstanding - $.01 par value
          Capital in excess of par                  129,572        129,237
          Accumulated deficit                      (103,704)      (119,603)
            Total shareholders  equity               25,947         10,031

                                                  $ 159,726      $ 142,855




        See Notes to Financial Statements.

                                                                   SCHEDULE I

                                 GRIFFIN GAMING & ENTERTAINMENT, INC.
                                             (Registrant)
                                       STATEMENTS OF OPERATIONS
                                       (In Thousands of Dollars)


                                            For the Year Ended December 31,
                                              1995          1994          1993

         Revenues:
           Management fees charged
            subsidiaries                   $ 9,651      $  11,053     $  13,546
           Real estate related and other
            revenues                         9,311          9,143         8,383
                                            18,962         20,196        21,929

         Expenses:
           Real estate related                 884          1,785         1,278
           Corporate expense                 2,343          4,609         9,403
           Depreciation                         37             51            89
           Write-down of non-operating
            real estate                                    12,775
           Loss on SIHL Sale                               74,019
                                             3,264         93,239        10,770

         Earnings (loss) from operations    15,698        (73,043)       11,159
         Other income (deductions):
           Interest income                   1,132          1,032         1,909
           Interest expense                 (8,578)       (24,404)      (57,000)
           Amortization of debt discounts   (2,527)       (14,289)      (51,203)
           Recapitalization costs                          (1,236)       (2,727)
           Proceeds from Litigation Trust                     847
         Earnings (loss) before equity in
          net earnings (loss) of
          subsidiaries, registrant income
          taxes and extraordinary item       5,725       (111,093)      (97,862)
         Equity in net earnings (loss) of
          subsidiaries                      10,174         16,195        (3,704)
         Earnings (loss) before
          registrant income taxes and
          extraordinary item                15,899        (94,898)     (101,566)
         Income tax benefit (expense)                          15          (598)
         Earnings (loss) before
          extraordinary item                15,899        (94,883)     (102,164)
         Extraordinary item                               186,000
         Net earnings (loss)               $15,899      $  91,117     $(102,164)



         See Notes to Financial Statements.

                                                                                                                 SCHEDULE I
                                                  GRIFFIN GAMING & ENTERTAINMENT, INC.
                                                              (Registrant)
                                                        STATEMENTS OF CASH FLOWS
                                                       (In Thousands of Dollars)

                                                                                  For the Year Ended December 31,
                                                                                1995            1994          1993
            Cash flows from operating activities:
              Cash received from customers                                    $ 9,311        $   8,609      $  8,383
              Management fees from subsidiaries                                 9,651           11,053        13,546
              Cash paid to suppliers and employees                             (5,485)          (8,015)      (11,429)
              Cash flow from operations before interest and income taxes       13,477           11,647        10,500
              Interest received                                                 1,124            1,306         2,562
              Interest paid                                                    (8,477)          (8,250)       (8,199)
              Income taxes refunded (paid) and received from (paid to)
               subsidiaries                                                        97             (711)          308
                Net cash provided by operating activities                       6,221            3,992         5,171

            Cash flows from investing activities:
              Cash proceeds from SIHL Sale                                                      70,147
              Purchase of land held for investment, development or resale      (6,154)
              Proceeds from sales of land held for investment,
               development or resale                                                               534
              Payments for property and equipment                                 (47)             (36)         (107)
              Repayments from (advances to) subsidiaries                        2,743            1,632        (7,909)
                Net cash provided by (used in) investing activities            (3,458)          72,277        (8,016)

            Cash flows from financing activities:
              Cash (including cash proceeds of SIHL Sale) distributed to
               noteholders                                                                    (103,434)
              Dividends received from subsidiary                                                12,262
              Payments of recapitalization costs                                                (4,742)       (2,270)
              Collection of note receivable from related party                                   3,008         3,477
              Proceeds from Litigation Trust                                                       847
              Proceeds from exercise of stock options                              17
                Net cash provided by (used in) financing activities                17          (92,059)        1,207

            Net increase (decrease) in cash and cash equivalents                2,780          (15,790)       (1,638)
            Cash and cash equivalents at beginning of period                   14,015           29,805        31,443

            Cash and cash equivalents at end of period                        $16,795        $  14,015      $ 29,805


            See Notes to Financial Statements./TABLE

                                                                     SCHEDULE I

                         GRIFFIN GAMING & ENTERTAINMENT, INC.
                                     (Registrant)
                             NOTES TO FINANCIAL STATEMENTS


        Note A - General

             The   Notes  to  Consolidated  Financial  Statements  contained
        elsewhere in this report are an integral part of the registrant's financial statements and should be read in conjunction therewith.

        Note B - 1994 Restructuring

             See Note 2 of Notes to Consolidated Financial Statements for a description of the Restructuring.

        Note C - Long-term Debt

             The Showboat Notes described in Note 8 of Notes to Consolidated Financial Statements are the registrant's only long-term debt
        outstanding  at  December  31,  1995.    The principal amount of these
        notes, $105,333,000, is due in the year 2000.

             If the Senior Facility Notes described in Note 9 of Notes to Consolidated Financial Statements are issued, they will be guaranteed by the registrant.

        Note D - Class B Redeemable Common Stock

             See Note 10 of Notes to Consolidated Financial Statements for a description of the registrant s Class B Stock.

        Note E - Dividends

             In May 1994, as part of the Restructuring, the registrant received cash dividends totalling $12,262,000 from subsidiaries in order for the registrant to make certain distributions called for by the plan of reorganization.

             As described in Note 8 of Notes to Consolidated Financial Statements, the Indentures for the Mortgage Notes and the Junior
        Mortgage Notes contain certain restrictions on the payment of dividends or other distributions by RIH and its subsidiaries.

        Note F - Commitments and Contingencies

             The registrant is a defendant in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying financial statements.

                                                                                            SCHEDULE II
                                      GRIFFIN GAMING & ENTERTAINMENT, INC.
                                               VALUATION ACCOUNTS
                                            (In Thousands of Dollars)

                                           Balance at  Additions                             Balance at
                                           beginning   charged to               Deductions     end of
                                           of period    expenses    SIHL Sale       (A)        period
          For the year ended December 31, 1995:

          Allowance for doubtful receivables:
            Gaming                          $3,819      $  902                   $(1,202)     $3,519
            Other                               82          23                       (54)         51
                                            $3,901      $  925                   $(1,256)     $3,570


          For the year ended December 31, 1994:

          Allowance for doubtful receivables:
            Gaming                          $6,598      $  846      $(2,248)     $(1,377)     $3,819
            Other                            1,276         366       (1,511)         (49)         82
                                            $7,874      $1,212      $(3,759)     $(1,426)     $3,901


          For the year ended December 31, 1993:

          Allowance for doubtful receivables:
            Gaming                          $6,952      $2,336                   $(2,690)     $6,598
            Other                            1,212         553                      (489)      1,276
                                            $8,164      $2,889                   $(3,179)     $7,874





          (A)  Write-off of uncollectible accounts, net of recoveries.
          /TABLE

      SELECTED QUARTERLY FINANCIAL DATA  (Unaudited)
      (In Thousands of Dollars, except per share data)

      The table below reflects selected quarterly financial data for the years 1995 and 1994.


                                             1995                                  1994
      For the Quarter         First     Second   Third     Fourth   First     Second    Third    Fourth
      Operating revenues
       (Note A)              $69,761   $76,700  $85,602   $69,677  $111,872  $ 90,816  $79,760  $70,568

      Earnings (loss) from
       operations (Note A)   $ 6,155   $12,182  $16,755   $ 6,586  $  8,112  $(79,764) $15,056  $ 8,026
      Recapitalization
       costs (Note B)                                                (4,382)   (5,406)   1,300    3,256
      Proceeds from
       Litigation Trust
       (Note C)                                                       2,542
      Other income
       (deductions), net
       (Note D)               (6,135)   (6,486)  (6,595)   (6,563)  (30,006)   (5,184)  (6,571)  (5,870)

      Earnings (loss) before
       extraordinary items        20     5,696   10,160        23   (23,734)  (90,354)   9,785    5,412
      Extraordinary items
       (Notes B and E)                                                        187,300   (1,300)   4,008

      Net earnings (loss)    $    20   $ 5,696  $10,160   $    23  $(23,734) $ 96,946  $ 8,485  $ 9,420

      Per share data -
       primary (Note F):
        Earnings (loss)
         before extraordinary
         items               $    -0-  $   .65  $  1.16   $    -0- $  (5.89) $ (14.31) $  1.25  $   .68
        Extraordinary items                                                     29.66     (.16)     .51
        Net earnings (loss)  $    -0-  $   .65  $  1.16   $    -0- $  (5.89) $  15.35  $  1.09  $  1.19

      Per share data - fully
       diluted (Note F):
        Net earnings                   $   .65  $  1.16   $    -0-



      /TABLE

         Notes to Selected Quarterly Financial Data

        Note A: The Company's Paradise Island operations were disposed of on May 3, 1994, through the SIHL Sale, as part of the Restructuring. The loss from operations for the second quarter of 1994 includes a loss of $73,108,000 on the SIHL Sale and a $20,525,000 charge for the write-down of non-operating real estate in Atlantic City. Earnings from operations for the fourth quarter of 1994 includes a credit adjustment of $645,000 to the loss on SIHL Sale. See Notes 2 and 15 of Notes to Consolidated Financial Statements.

        Note B:In October 1994, after settlement of the majority of recapitalization costs and updating estimates of unbilled costs and costs still to be incurred, the Company determined that the cash balance required to pay such costs was $1,300,000 less than originally
        anticipated.    This  determination  resulted  in  the  $1,300,000
        reclassification from recapitalization costs to extraordinary items reported in the third quarter of 1994. Recapitalization costs in the fourth quarter of 1994 represent credits resulting from the reversal of restructuring reserves provided in connection with the Company's 1990 plan of reorganization.

        Note C: Proceeds from Litigation Trust represents cash distributed to the Company from a litigation trust established under a previous plan of reorganization to pursue certain claims against a former affiliate.

        Note D: Includes interest income, interest expense and amortization of debt discounts.

        Note E: See  Notes  2  and  8  of  Notes  to  Consolidated  Financial
        Statements.

        Note F: Per share data for the four quarters of 1995 and 1994 do not add to the total reported for the year due to changes in the average number of shares and equivalents outstanding during the year.

                Per share data have been restated to give effect to the Reverse Stock Split described in Note 10 of Notes to Consolidated Financial Statements.

        ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.


                                       PART III


        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The information called for by this item with respect to directors is incorporated by reference to the registrant's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with GGE's 1996 annual meeting of shareholders.

             The executive officers of GGE are:
                                                               Executive
                                                                Officer
          Name                                       Age         Since

          Merv Griffin                               70          1988
           Chairman of the Board of Directors

          Thomas E. Gallagher                        51          1995
           President and Chief Executive Officer

          Matthew B. Kearney                         56          1982
           Executive Vice President - Finance,
           Chief Financial Officer and Treasurer

          David G. Bowden                            55          1979
           Vice President - Controller, Chief
           Accounting Officer, Secretary
           and Assistant Treasurer

        GGE's officers serve at the pleasure of the Board of Directors.

        Business Experience

             The principal occupations and business experience for the last five years or more of the executive officers of GGE are as follows:

             Merv Griffin - Chairman of the Board of GGE since November 1988; Chairman of Griffco Resorts Holding, Inc. ("Griffco," a company which through September 1990 was owned by Mr. Griffin and from November 1988 through September 1990 was GGE's parent) from its incorporation in May 1986 to September 1990; President of Griffco from September 1988 to September 1990; Chairman of Griffin Group since its incorporation in September 1988; Chairman
             of    J anuary  Enterprises,  Inc.  ("January  Enterprises"),  a television production and holding company doing business as Merv Griffin Enterprises, from 1964 to May 1986, and Chief Executive Officer from 1964 to

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

             Thomas E. Gallagher - Director of GGE since October 1993; President and Chief Executive Officer of GGE since May 1995;
             President and Chief Executive Officer of Griffin Group since April 1992; a director of Players International, Inc., a gaming company, since December 1992. For the preceding 15 years, Mr. Gallagher was a partner of the law firm of Gibson, Dunn & Crutcher.

             Matthew B. Kearney - Executive Vice President - Finance of GGE since September 1993; Chief Financial Officer of GGE since 1982; Treasurer of GGE since May 1993; Office of the President of GGE from November 1993 to March 1995; Vice President - Finance of GGE from 1982 through September 1993.

             David   G.  Bowden  -  Vice  President  -  Controller  and  Chief
             Accounting Officer of GGE since 1979; Secretary of GGE since August 1994.


        ITEM 11.  EXECUTIVE COMPENSATION

             The information called for by this item is incorporated by reference to the registrant's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with GGE's 1996 annual meeting of shareholders.


        ITEM  12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
        MANAGEMENT

             The information called for by this item is incorporated by reference to the registrant's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with GGE's 1996 annual meeting of shareholders.

        ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The information called for by this item is incorporated by reference to the registrant's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with GGE's 1996 annual meeting of shareholders.

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

        (3)(a)(1) Form of Amended and Restated Certificate of Incorporation of GGE. (Incorporated by reference to Exhibit 3.01 to registrant's Form S-1 Registration Statement in File No. 33-53371.)

        (3)(a)(2) Form of Amendment to Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit A to registrant s Definitive Proxy Statement filed on May 23, 1995 on Schedule 14A in File No. 1-4748.)

        (3)(b)      Form    of  Amended  and  Restated  By-Laws  of  GGE.
                    (Incorporated   by   reference   to   Exhibit   3.02   to
                    registrant's Form S-1 Registration Statement in File No. 33-53371.)

        (4)(a)      See  Exhibits  (3)(a)(1),  (3)(a)(2) and (3)(b) as to the
                    rights of holders of registrant's common stock.

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

        (4)(b)(9) Form of Amended and Restated $125,000,000 RIH Promissory Note. (Incorporated by reference to Exhibit A to Exhibit
                    (4)(b)(1) hereto.)

        (4)(c)(1) Form of Indenture between RIHF, as issuer, RIH, as guarantor, and U.S. Trust Company of California, N.A., as trustee, with respect to RIHF 11.375% Junior Mortgage Notes due 2004. (Incorporated by reference to Exhibit
                    4.05 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (4)(c)(2) Form of Mortgage between RIH and U.S. Trust Company of California, N.A., securing Guaranty of RIHF Junior Mortgage Notes. (Incorporated by reference to Exhibit
                    4.29 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (4)(c)(3) Form of Mortgage between RIH and RIHF, securing RIH Junior Promissory Note. (Incorporated by reference to
                    Exhibit 4.30 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (4)(c)(4) Form of Assignment of Agreements made by RIHF, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding RIH Junior Promissory Note. (Incorporated by reference to Exhibit 4.31 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

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

        (4)(c)(7) Form of Assignment of Operating Assets made by RIH, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding the Guaranty of the RIHF Junior Mortgage Notes. (Incorporated by reference to Exhibit
                    4.35 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (4)(c)(8) Form of Assignment of Operating Assets made by RIH, as Assignor, to RIHF, as Assignee, regarding RIH Junior Promissory Note. (Incorporated by reference to Exhibit
                    4.27 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (4)(c)(9) Form of Amended and Restated $35,000,000 RIH Junior Promissory Note. (Incorporated by reference to Exhibit A to Exhibit (4)(c)(1) hereto.)

        (4)(d) Indenture dated as of September 14, 1990, between the registrant and The Bank of New York, as Trustee, with respect to registrant's First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000, with Exhibits as executed. (Incorporated by reference to Exhibit (4)(b) to registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1990, in File No. 1-4748.)

        (4)(e) Form of Warrant issued to Atlantic Resorts Holdings, Inc. for 746,695 shares, to Thomas E. Gallagher for 140,006 shares and to Lawrence Cohen for 46,669 shares.

        (4)(f)* Resorts International, Inc. Senior Management Stock Option Plan. (Incorporated by reference to Exhibit 8.5 to Exhibit 35 to registrant's Form 8 Amendment No. 1 to its Form 8-K Current Report dated August 30, 1990, in File No. 1-4748.)

        (4)(g)* Resorts International, Inc. 1994 Stock Option Plan (as amended on June 27, 1995). (Incorporated by reference to Exhibit (4)(b) to registrant s Form 10-Q Quarterly Report for the quarter ended June 30, 1995, in File No. 1-4748.)

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

        (10)(a)(5) Fourth Amendment, dated December 16, 1986, to Lease Agreement, dated October 26, 1983, between the registrant and Atlantic City Showboat, Inc. (Incorporated by reference to Exhibit (10)(c)(v) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1986, in File No. 1-4748.)

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

        (10)(a)(8) Seventh Amendment, dated October 18, 1988, to Lease Agreement, dated October 26, 1983, between the registrant and Atlantic City Showboat, Inc. (Incorporated by reference to Exhibit (10)(c)(viii) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1988, in File No. 1-4748.)

        (10)(b)(1)* GGE Executive Health Plan.  (Incorporated by reference to
                    Exhibit (10)(c)(1) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992, in File No. 1-4748.)

        (10)(b)(2)* Resorts   Retirement  Savings  Plan.    (Incorporated  by
                    reference to Exhibit (10)(c)(2) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

        (10)(c)(1)* Employment  Agreement, dated May 3, 1991, between GGE and
                    Matthew  B.  Kearney.    (Incorporated  by  reference  to
                    Exhibit (10)(d)(3) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

        (10)(c)(2)* Amendment  to  Employment  Agreement,  dated  December 3,
                    1992, between GGE and Matthew B. Kearney. (Incorporated by reference to Exhibit 10.24 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(c)(3)* Second Amendment to Employment Agreement, dated September
                    24 ,    1 993,  between  GGE  and  Matthew  B.  Kearney.
                    (Incorporated by reference to Exhibit 10.25 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(d)(1)* Nonqualified Stock Option Agreement, dated as of June 30,
                    1995, between the registrant and Thomas E. Gallagher.

        (10)(d)(2)* Nonqualified  Stock  Option Agreement, dated as of May 3,
                    1991, between the registrant and Matthew B. Kearney. (Incorporated by reference to Exhibit (10)(e)(3) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

        (10)(d)(3)* Nonqualified  Stock  Option Agreement, dated as of August
                    1, 1994, between the registrant and Matthew B. Kearney.

        (10)(d)(4)* Nonqualified  Stock  Option Agreement, dated as of August
                    9, 1995, between the registrant and Matthew B. Kearney.

        (10)(d)(5)* Nonqualified  Stock  Option Agreement, dated as of May 3,
                    1991, between the registrant and David G. Bowden. (Incorporated by reference to Exhibit (10)(e)(5) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

        (10)(d)(6)* Nonqualified  Stock  Option Agreement, dated as of August
                    1, 1994, between the registrant and David G. Bowden.

        (10)(e)(1)* License and Services Agreement, dated as of September 17,
                    1992, among Griffin Group, GGE and RIH. (Incorporated by reference to Exhibit 10.34(a) to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(e)(2)* Form  of  Amendment  to  License  and Services Agreement,
                    dated as of September 17, 1992, among Griffin Group, GGE and RIH. (Incorporated by reference to Exhibit 10.34(b) to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(f) Litigation Trust Agreement, dated as of September 17, 1990, among GGE, Resorts International Financing, Inc., Griffin Resorts Holding Inc. and Griffin Resorts Inc. (now GGRI, Inc.). (Incorporated by reference to Exhibit
                    1.46 to Exhibit 35 to the Form 8 Amendment dated November 16, 1990, to registrant's Form 8-K Current Report dated August 30, 1990, in File No. 1-4748.)

        (10)(g) Form of Intercreditor Agreement by and among RIHF, RIH, GGE, GGRI, Inc., State Street Bank and Trust Company of Connecticut, National Association, U.S. Trust Company of California, N.A. and any lenders which provide additional facilities. (Incorporated by reference to Exhibit 10.64 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(h)(1) Form of Note Purchase Agreement dated May 3, 1994, among RIHF, GGE and RIH, and certain funds advised or managed by Fidelity Management & Research Company with respect to issuance of Senior Facility Notes. (Incorporated by reference to Exhibit 10.65 to Form S-1 Registration Statement in File No. 33-53371.)

        (10)(h)(2) Revised term sheet for 11.0% Senior Secured Loan due 2002 with RIHF as issuer. (Incorporated by reference to
                    Exhibit 10.54 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(h)(3) Letter agreement dated February 27, 1995, amending Exhibit (10)(h)(1) hereto. (Incorporated by reference to Exhibit (10)(n)(3) to registrant s Form 10-K Annual Report for the fiscal year ended December 31, 1994, in File No. 1-4748.)

        (10)(i) Form of Registration Rights Agreement dated as of April 29, 1994, among GGE, RIHF, RIH, Fidelity Management & Research Company and The TCW Group, Inc. (Incorporated by reference to Exhibit 10.66 to Form S-1 Registration Statement in File No. 33-53371.)

        (10)(j) F o r m of Nominee Agreement between RIHF and RIH. (Incorporated by reference to Exhibit 10.57 to Form S-1 Registration Statement in File No. 33-53371.)

        (11)        Statement re computation of per share data.

        (21)        Subsidiaries of the registrant.

        (27)        Financial data schedule.
        _________________

        *  Management contract or compensatory plan.

             Registrant agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

             (b)  Reports on Form 8-K

             No Current Report on Form 8-K was filed by GGE covering an event during the fourth quarter of 1995. No amendments to previously filed Forms 8-K were filed during the fourth quarter of 1995.

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

                                        GRIFFIN GAMING & ENTERTAINMENT, INC.
                                                    (Registrant)


        Date:  March 8, 1996            By /s/ Merv Griffin
                                           Merv Griffin
                                           Chairman of the Board

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        By /s/ Merv Griffin                          March 8, 1996
           Merv Griffin
           Chairman of the Board

        By /s/ Thomas E. Gallagher                   March 8, 1996
           Thomas E. Gallagher
           President and Director
           (Principal Executive Officer)

        By /s/ William J. Fallon                     March 8, 1996
           William J. Fallon
           Director

        By /s/ Jay M. Green                          March 8, 1996
           Jay M. Green
           Director

        By /s/ Charles Masson                        March 8, 1996
           Charles Masson
           Director

        By /s/ Vincent J. Naimoli                    March 8, 1996
           Vincent J. Naimoli
           Director

        By /s/ Matthew B. Kearney                    March 8, 1996
           Matthew B. Kearney
           Executive Vice President - Finance
           (Principal Financial Officer)

        By /s/ David G. Bowden                       March 8, 1996
           David G. Bowden
           Vice President - Controller
           (Principal Accounting Officer)

                        GRIFFIN GAMING & ENTERTAINMENT, INC.

                            Form 10-K for the fiscal year
                               ended December 31, 1995

                                    EXHIBIT INDEX

                                                     Reference to previous
         Exhibit                                     filing or page number
         Number         Exhibit                      in Form 10-K

         (2)            Plan of Reorganization.      Incorporated by
                                                     reference to Appendix A
                                                     of the Information
                                                     Statement/Prospectus
                                                     included in registrant s
                                                     Form S-4 Registration
                                                     Statement in File No.
                                                     33-50733.

        (3)(a)(1)      Form of Amended and           Incorporated by
                       Restated Certificate of       reference to Exhibit
                       Incorporation of GGE.         3.01 to registrant s
                                                     Form S-1 Registration
                                                     Statement in File No.
                                                     33-53371.

        (3)(a)(2)      Form of Amendment to          Incorporated by
                       Amended and Restated          reference to Exhibit A
                       Certificate of                to registrant s
                       Incorporation.                Definitive Proxy
                                                     Statement filed on May
                                                     23, 1995 on Schedule 14A
                                                     in File No. 1-4748.

        (3)(b)         Form of Amended and           Incorporated by
                       Restated By-Laws of GGE.      reference to Exhibit
                                                     3.02 to registrant s
                                                     Form S-1 Registration
                                                     Statement in File No.
                                                     33-53371.

        (4)(a)         See Exhibits (3)(a)(1),
                       (3)(a)(2) and (3)(b) as
                       to the rights of holders
                       of registrant s common
                       stock.

                         GRIFFIN GAMING & ENTERTAINMENT, INC.

                            Form 10-K for the fiscal year
                               ended December 31, 1995

                                    EXHIBIT INDEX

                                                     Reference to previous
         Exhibit                                     filing or page number
         Number        Exhibit                       in Form 10-K

         (4)(b)(1)     Form of Indenture among       Incorporated by
                       RIHF, as issuer, RIH, as      reference to Exhibit
                       guarantor, and State          4.04 to registrant s
                       Street Bank and Trust         Form S-4 Registration
                       Company of Connecticut,       Statement in File No.
                       National Association, as      33-50733.
                       trustee, with respect to
                       RIHF 11% Mortgage Notes
                       due 2003.



        (4)(b)(2)      Form of Mortgage between      Incorporated by
                       RIH and State Street          reference to Exhibit
                       Bank and Trust Company        4.22 to registrant s
                       of Connecticut, National      Form S-4 Registration
                       Association, securing         Statement in File No.
                       Guaranty of RIHF              33-50733.
                       Mortgage Notes.

        (4)(b)(3)      Form of Mortgage between      Incorporated by
                       RIH and RIHF, securing        reference to Exhibit
                       RIH Promissory Note.          4.23 to registrant s
                                                     Form S-4 Registration
                                                     Statement in File No.
                                                     33-50733.

        (4)(b)(4)      Form of Assignment of         Incorporated by
                       Agreements made by RIHF,      reference to Exhibit
                       as Assignor, to State         4.24 to registrant s
                       Street Bank and Trust         Form S-4 Registration
                       Company of Connecticut,       Statement in File No.
                       National Association, as      33-50733.
                       Assignee, regarding RIH
                       Promissory Note.

        (4)(b)(5)      Form of Assignment of         Incorporated by
                       Leases and Rents made by      reference to Exhibit
                       RIH, as Assignor, to          4.25 to registrant s
                       RIHF, as Assignee,            Form S-4 Registration
                       regarding RIH Promissory      Statement in File No.
                       Note.                         33-50733.

                        GRIFFIN GAMING & ENTERTAINMENT, INC.

                            Form 10-K for the fiscal year
                               ended December 31, 1995

                                    EXHIBIT INDEX

                                                     Reference to previous
         Exhibit                                     filing or page number
         Number         Exhibit                      in Form 10-K

         (4)(b)(6)     Form of Assignment of         Incorporated by
                       Leases and Rents made by      reference to Exhibit
                       RIH, as Assignor, to          4.26 to registrant s
                       State Street Bank and         Form S-4 Registration
                       Trust Company of              Statement in File No.
                       Connecticut, National         33-50733.
                       Association, as
                       Assignee, regarding
                       Guaranty of RIHF
                       Mortgage Notes.

        (4)(b)(7)      Form of Assignment of         Incorporated by
                       Operating Assets made by      reference to Exhibit
                       RIH, as Assignor, to          4.28 to registrant s
                       State Street Bank and         Form S-4 Registration
                       Trust Company of              Statement in File No.
                       Connecticut, National         33-50733.
                       Association, as
                       Assignee, regarding
                       Guaranty of RIHF
                       Mortgage Notes.

        (4)(b)(8)      Form of Assignment of         Incorporated by
                       Operating Assets made by      reference to Exhibit
                       RIH, as Assignor, to          4.34 to registrant s
                       RIHF, as Assignee,            Form S-4 Registration
                       regarding RIH Promissory      Statement in File No.
                       Note.                         33-50733.

        (4)(b)(9)      Form of Amended and           Incorporated by
                       Restated $125,000,000         reference to Exhibit A
                       RIH Promissory Note.          to Exhibit (4)(b)(1)
                                                     hereto.

        (4)(c)(1)      Form of Indenture             Incorporated by
                       between RIHF, as issuer,      reference to Exhibit
                       RIH, as guarantor, and        4.05 to registrant's
                       U.S. Trust Company of         Form S-4 Registration
                       California, N.A., as          Statement in File No.
                       trustee, with respect to      33-50733.
                       RIHF 11.375% Junior
                       Mortgage Notes due 2004.

                      GRIFFIN GAMING & ENTERTAINMENT, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1995

                                    EXHIBIT INDEX

                                                     Reference to previous
         Exhibit                                     filing or page number
         Number        Exhibit                       in Form 10-K

         (4)(c)(2)     Form of Mortgage between      Incorporated by
                       RIH and U.S. Trust            reference to Exhibit
                       Company of California,        4.29 to registrant's
                       N.A., securing Guaranty       Form S-4 Registration
                       of RIHF Junior Mortgage       Statement in File No.
                       Notes.                        33-50733.

        (4)(c)(3)      Form of Mortgage between      Incorporated by
                       RIH and RIHF, securing        reference to Exhibit
                       RIH Junior Promissory         4.30 to registrant's
                       Note.                         Form S-4 Registration
                                                     Statement in File No.
                                                     33-50733.

        (4)(c)(4)      Form of Assignment of         Incorporated by
                       Agreements made by RIHF,      reference to Exhibit
                       as Assignor, to U.S.          4.31 to registrant's
                       Trust Company of              Form S-4 Registration
                       California, N.A., as          Statement in File No.
                       Assignee, regarding RIH       33-50733.
                       Junior Promissory Note.

        (4)(c)(5)      Form of Assignment of         Incorporated by
                       Leases and Rents made by      reference to Exhibit
                       RIH, as Assignor, to          4.32 to registrant's
                       RIHF, as Assignee,            Form S-4 Registration
                       regarding RIH Junior          Statement in File No.
                       Promissory Note.              33-50733.

        (4)(c)(6)      Form of Assignment of         Incorporated by
                       Leases and Rents made by      reference to Exhibit
                       RIH, as Assignor, to          4.33 to registrant's
                       U.S. Trust Company of         Form S-4 Registration
                       California, N.A., as          Statement in File No.
                       Assignee, regarding           33-50733.
                       Guaranty of RIHF Junior
                       Mortgage Notes.

                      GRIFFIN GAMING & ENTERTAINMENT, INC.

                          Form 10-K for the fiscal year
                             ended December 31, 1995

                                  EXHIBIT INDEX

                                                     Reference to previous
         Exhibit                                     filing or page number
         Number        Exhibit                       in Form 10-K

         (4)(c)(7)     Form of Assignment of         Incorporated by
                       Operating Assets made by      reference to Exhibit
                       RIH, as Assignor, to          4.35 to registrant's
                       U.S. Trust Company of         Form S-4 Registration
                       California, N.A., as          Statement in File No.
                       Assignee, regarding the       33-50733.
                       Guaranty of the RIHF
                       Junior Mortgage Notes.

        (4)(c)(8)      Form of Assignment of         Incorporated by
                       Operating Assets made by      reference to Exhibit
                       RIH, as Assignor, to          4.27 to registrant's
                       RIHF, as Assignee,            Form S-4 Registration
                       regarding RIH Junior          Statement in File No.
                       Promissory Note.              33-50733.

        (4)(c)(9)      Form of Amended and           Incorporated by
                       Restated $35,000,000 RIH      reference to Exhibit A
                       Junior Promissory Note.       to Exhibit (4)(c)(1)
                                                     hereto.

        (4)(d)         Indenture dated as of         Incorporated by
                       September 14, 1990,           reference to Exhibit
                       between the registrant        (4)(b) to registrant's
                       and The Bank of New           Form 10-Q Quarterly
                       York, as Trustee, with        Report for the quarter
                       respect to registrant's       ended September 30,
                       First Mortgage                1990, in File No.
                       Non-Recourse                  1-4748.
                       Pass-Through Notes due
                       June 30, 2000, with
                       Exhibits as executed.

        (4)(e)         Form of Warrant issued        Pages 91 - 110.
                       to Atlantic Resorts
                       Holdings, Inc. for
                       746,695 shares, to
                       Thomas E. Gallagher for
                       140,006 shares and to
                       Lawrence Cohen for
                       46,669 shares.

                      GRIFFIN GAMING & ENTERTAINMENT, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1995

                                   EXHIBIT INDEX

                                                     Reference to previous
         Exhibit                                     filing or page number
         Number        Exhibit                       in Form 10-K

         (4)(f)        Resorts International,        Incorporated by
                       Inc. Senior Management        reference to Exhibit 8.5
                       Stock Option Plan.            to Exhibit 35 to
                                                     registrant's Form 8
                                                     Amendment No. 1 to its
                                                     Form 8-K Current Report
                                                     dated August 30, 1990,
                                                     in File No. 1-4748.

        (4)(g)         Resorts International,        Incorporated by
                       Inc. 1994 Stock Option        reference to Exhibit
                       Plan (as amended on June      (4)(b) to registrant s
                       27, 1995).                    Form 10-Q Quarterly
                                                     Report for the quarter
                                                     ended June 30, 1995, in
                                                     File No. 1-4748.

        (10)(a)(1)     Lease Agreement, dated        Incorporated by
                       October 26, 1983,             reference to Exhibit
                       between the registrant        (10)(c)(i) to
                       and Ocean Showboat, Inc.      registrant's Form 10-K
                                                     Annual Report for the
                                                     fiscal year ended
                                                     December 31, 1986, in
                                                     File No. 1-4748.

        (10)(a)(2)     First Amendment, dated        Pages 111 - 121.
                       January 15, 1985, to
                       Lease Agreement, dated
                       October 26, 1983,
                       between the registrant
                       and Atlantic City
                       Showboat, Inc. (assignee
                       from affiliate - Ocean
                       Showboat, Inc.).

                      GRIFFIN GAMING & ENTERTAINMENT, INC.

                         Form 10-K for the fiscal year
                            ended December 31, 1995

                                 EXHIBIT INDEX

                                                     Reference to previous
         Exhibit                                     filing or page number
         Number        Exhibit                       in Form 10-K

         (10)(a)(3)    Second and Third              Incorporated by
                       Amendments, dated July 5      reference to Exhibit
                       and October 28, 1985,         (10)(c)(iii) to
                       respectively, to Lease        registrant's Form 10-K
                       Agreement, dated October      Annual Report for the
                       26, 1983, between the         fiscal year ended
                       registrant and Atlantic       December 31, 1985, in
                       City Showboat, Inc.           File No. 1-4748.

        (10)(a)(4)     Restated Third                Incorporated by
                       Amendment, dated August       reference to Exhibit
                       28, 1986, to Lease            (10)(c)(iv) to
                       Agreement, dated October      registrant's Form 10-K
                       26, 1983, between the         Annual Report for the
                       registrant and Atlantic       fiscal year ended
                       City Showboat, Inc.           December 31, 1986, in
                                                     File No. 1-4748.

        (10)(a)(5)     Fourth Amendment, dated       Incorporated by
                       December 16, 1986, to         reference to Exhibit
                       Lease Agreement, dated        (10)(c)(v) to
                       October 26, 1983,             registrant's Form 10-K
                       between the registrant        Annual Report for the
                       and Atlantic City             fiscal year ended
                       Showboat, Inc.                December 31, 1986, in
                                                     File No. 1-4748.

        (10)(a)(6)     Fifth Amendment, dated        Incorporated by
                       February 1987, to Lease       reference to Exhibit
                       Agreement, dated October      (10)(c)(vi) to
                       26, 1983, between the         registrant's Form 10-K
                       registrant and Atlantic       Annual Report for the
                       City Showboat, Inc.           fiscal year ended
                                                     December 31, 1986, in
                                                     File No. 1-4748.

                      GRIFFIN GAMING & ENTERTAINMENT, INC.

                         Form 10-K for the fiscal year
                            ended December 31, 1995

                                 EXHIBIT INDEX

                                                     Reference to previous
         Exhibit                                     filing or page number
         Number        Exhibit                       in Form 10-K

         (10)(a)(7)    Sixth Amendment, dated        Incorporated by
                       March 13, 1987, to Lease      reference to Exhibit
                       Agreement, dated October      (10)(c)(vii) to
                       26, 1983, between the         registrant's Form 10-K
                       registrant and Atlantic       Annual Report for the
                       City Showboat, Inc.           fiscal year ended
                                                     December 31, 1986, in
                                                     File No. 1-4748.

        (10)(a)(8)     Seventh Amendment, dated      Incorporated by
                       October 18, 1988, to          reference to Exhibit
                       Lease Agreement, dated        (10)(c)(viii) to
                       October 26, 1983,             registrant's Form 10-K
                       between the registrant        Annual Report for the
                       and Atlantic City             fiscal year ended
                       Showboat, Inc.                December 31, 1988, in
                                                     File No. 1-4748.

        (10)(b)(1)     GGE Executive Health          Incorporated by
                       Plan.                         reference to Exhibit
                                                     (10)(c)(1) to
                                                     registrant's Form 10-K
                                                     Annual Report for the
                                                     fiscal year ended
                                                     December 31, 1992, in
                                                     File No. 1-4748.

        (10)(b)(2)     Resorts Retirement            Incorporated by
                       Savings Plan.                 reference to Exhibit
                                                     (10)(c)(2) to
                                                     registrant's Form 10-K
                                                     Annual Report for the
                                                     fiscal year ended
                                                     December 31, 1991, in
                                                     File No. 1-4748.

                     GRIFFIN GAMING & ENTERTAINMENT, INC.

                        Form 10-K for the fiscal year
                           ended December 31, 1995

                                EXHIBIT INDEX

                                                     Reference to previous
         Exhibit                                     filing or page number
         Number        Exhibit                       in Form 10-K

         (10)(c)(1)    Employment Agreement,         Incorporated by
                       dated May 3, 1991,            reference to Exhibit
                       between GGE and Matthew       (10)(d)(3) to
                       B. Kearney.                   registrant's Form 10-K
                                                     Annual Report for the
                                                     fiscal year ended
                                                     December 31, 1991, in
                                                     File No. 1-4748.

        (10)(c)(2)     Amendment to Employment       Incorporated by
                       Agreement, dated              reference to Exhibit
                       December 3, 1992,             10.24 to registrant's
                       between GGE and Matthew       Form S-4 Registration
                       B. Kearney.                   Statement in File No.
                                                     33-50733.

        (10)(c)(3)     Amendment to Employment       Incorporated by
                       Agreement, dated              reference to Exhibit
                       September 24, 1993,           10.25 to registrant's
                       between GGE and Matthew       Form S-4 Registration
                       B. Kearney.                   Statement in File No.
                                                     33-50733.

        (10)(d)(1)     Nonqualified Stock            Pages 122 - 127.
                       Option Agreement, dated
                       as of June 30, 1995,
                       between the registrant
                       and Thomas E. Gallagher.

        (10)(d)(2)     Nonqualified Stock            Incorporated by
                       Option Agreement, dated       reference to Exhibit
                       as of May 3, 1991,            (10)(e)(3) to
                       between the registrant        registrant's Form 10-K
                       and Matthew B. Kearney.       Annual Report for the
                                                     fiscal year ended
                                                     December 31, 1991, in
                                                     File No. 1-4748.

        (10)(d)(3)     Nonqualified Stock            Pages 128 - 133.
                       Option Agreement, dated
                       as of August 1, 1994,
                       between the registrant
                       and Matthew B. Kearney.

                      GRIFFIN GAMING & ENTERTAINMENT, INC.

                         Form 10-K for the fiscal year
                            ended December 31, 1995

                                 EXHIBIT INDEX

                                                     Reference to previous
         Exhibit                                     filing or page number
         Number        Exhibit                       in Form 10-K

         (10)(d)(4)    Nonqualified Stock            Pages 134 - 139.
                       Option Agreement, dated
                       as of August 9, 1995,
                       between the registrant
                       and Matthew B. Kearney.

        (10)(d)(5)     Nonqualified Stock            Incorporated by
                       Option Agreement, dated       reference to Exhibit
                       as of May 3, 1991,            (10)(e)(5) to
                       between the registrant        registrant's Form 10-K
                       and David G. Bowden.          Annual Report for the
                                                     fiscal year ended
                                                     December 31, 1991, in
                                                     File No. 1-4748.

        (10)(d)(6)     Nonqualified Stock            Pages 140 - 144.
                       Option Agreement, dated
                       as of August 1, 1994,
                       between the registrant
                       and David G. Bowden.

        (10)(e)(1)     License and Services          Incorporated by
                       Agreement, dated as of        reference to Exhibit
                       September 17, 1992,           10.34(a) to registrant's
                       among Griffin Group, GGE      Form S-4 Registration
                       and RIH.                      Statement in File No.
                                                     33-50733.

        (10)(e)(2)     Form of Amendment to          Incorporated by
                       License and Services          reference to Exhibit
                       Agreement, dated as of        10.34(b) to registrant's
                       September 17, 1992,           Form S-4 Registration
                       among Griffin Group, GGE      Statement in File No.
                       and RIH.                      33-50733.

                      GRIFFIN GAMING & ENTERTAINMENT, INC.

                         Form 10-K for the fiscal year
                            ended December 31, 1995

                                 EXHIBIT INDEX

                                                     Reference to previous
         Exhibit                                     filing or page number
         Number        Exhibit                       in Form 10-K

         (10)(f)       Litigation Trust              Incorporated by
                       Agreement, dated as of        reference to Exhibit
                       September 17, 1990,           1.46 to Exhibit 35 to
                       among GGE, Resorts            the Form 8 Amendment
                       International Financing,      dated  November 16,
                       Inc., Griffin Resorts         1990, to registrant's
                       Holding Inc. and Griffin      Form 8-K Current Report
                       Resorts Inc. (now GGRI,       dated August 30, 1990,
                       Inc.).                        in File No. 1-4748.

        (10)(g)        Form of Intercreditor         Incorporated by
                       Agreement by and among        reference to Exhibit
                       RIHF, RIH, GGE, GGRI,         10.64 to registrant's
                       Inc., State Street Bank       Form S-4 Registration
                       and Trust Company of          Statement in File No.
                       Connecticut, National         33-50733.
                       Association, U.S. Trust
                       Company of California,
                       N.A. and any lenders
                       which provide additional
                       facilities.

        (10)(h)(1)     Form of Note Purchase         Incorporated by
                       Agreement dated May 3,        reference to Exhibit
                       1994, among RIHF, GGE         10.65 to Form S-1
                       and RIH, and certain          Registration Statement
                       funds advised or managed      in File No. 33-53371.
                       by Fidelity Management &
                       Research Company with
                       respect to issuance of
                       Senior Facility Notes.

        (10)(h)(2)     Revised term sheet for        Incorporated by
                       11.0% Senior Secured          reference to Exhibit
                       Loan due 2002 with RIHF       10.54 to registrant's
                       as issuer.                    Form S-4 Registration
                                                     Statement in File No.
                                                     33-50733.

                      GRIFFIN GAMING & ENTERTAINMENT, INC.

                         Form 10-K for the fiscal year
                            ended December 31, 1995

                                 EXHIBIT INDEX

                                                     Reference to previous
         Exhibit                                     filing or page number
         Number        Exhibit                       in Form 10-K

         (10)(h)(3)    Letter agreement dated        Incorporated by
                       February 27, 1995,            reference to Exhibit
                       amending Exhibit              (10)(n)(3) to
                       (10)(h)(1) hereto.            registrant s Form 10-K
                                                     Annual Report for the
                                                     fiscal year ended
                                                     December 31, 1994, in
                                                     File No. 1-4748.

        (10)(i)        Form of Registration          Incorporated by
                       Rights Agreement dated        reference to Exhibit
                       as of April 29, 1994,         10.66 to Form S-1
                       among GGE, RIHF, RIH,         Registration Statement
                       Fidelity Management &         in File No. 33-53371.
                       Research Company and The
                       TCW Group, Inc.

        (10)(j)        Form of Nominee               Incorporated by
                       Agreement between RIHF        reference to Exhibit
                       and RIH.                      10.57 to Form S-1
                                                     Registration Statement
                                                     in File No. 33-53371.

        (11)           Statement re computation      Page 145.
                       of per share data.

        (21)           Subsidiaries of the           Page 146.
                       registrant.

        (27)           Financial data schedule.      Page 147.