Form 10-Q
period 1996-03-31
GRIFFIN GAMING & ENTERTAINMENT INC
filed 1996-05-10
CIK 83394

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1996

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

                                                         Yes  X     No

        Number of shares outstanding of each class of registrant's common stock as of March 31, 1996: Common Stock - 7,941,035 shares and Class B Redeemable Common Stock - 35,000 shares.

                         Exhibit Index is presented on page 16

                               Total number of pages 17

                         GRIFFIN GAMING & ENTERTAINMENT, INC.
                                       FORM 10-Q
                                         INDEX


                                                                  Page Number

        Part I.  Financial Information

             Item 1.     Financial Statements

                         Consolidated Balance Sheets
                          at March 31, 1996 and
                          December 31, 1995                             3

                         Consolidated Statements of
                          Operations for the Quarters
                          Ended March 31, 1996 and 1995                 4

                         Consolidated Statements of
                          Cash Flows for the Quarters
                          Ended March 31, 1996 and 1995                 5

                         Notes to Consolidated
                          Financial Statements                          6

             Item 2.     Management's Discussion and
                          Analysis of Financial
                          Condition and Results of
                          Operations                                    8


        Part II.  Other Information

             Item 1.     Legal Proceedings                             12

             Item 5.     Other Information                             13

             Item 6.     Exhibits and Reports on
                          Form 8-K                                     14

        PART I. - FINANCIAL INFORMATION
        Item 1.   Financial Statements

                 GRIFFIN GAMING & ENTERTAINMENT, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                      (In Thousands of Dollars, except par value)

                                                    March 31,    December 31,
                                                      1996           1995
                                                   (Unaudited)
        ASSETS

        Current assets:
          Cash (including cash equivalents
           of $34,987 and $35,515)                 $  47,783      $  51,210
          Restricted cash equivalents                  2,234          4,362
          Receivables, less allowance for
           doubtful accounts of $3,446
           and $3,570                                  6,706          7,910
          Inventories                                  2,231          2,447
          Prepaid expenses                             5,452          6,615
            Total current assets                      64,406         72,544

        Land held for investment, development
         or resale                                    93,795         93,795

        Property and equipment, net of
         accumulated depreciation of $63,963
         and $62,227                                 156,902        158,975

        Deferred charges and other assets             13,653         13,137
                                                   $ 328,756      $ 338,451

        LIABILITIES AND SHAREHOLDERS' EQUITY

        Current liabilities:
          Current maturities of long-term
           debt                                    $     600      $     589
          Accounts payable and accrued
           liabilities                                34,723         41,209
            Total current liabilities                 35,323         41,798

        Long-term debt, net of unamortized
         discounts                                   218,249        217,356

        Deferred income taxes                         53,350         53,350

        Shareholders' equity:
          GGE Common Stock - $.01 par value               79             79
          Class B Stock - $.01 par value
          Capital in excess of par                   129,572        129,572
          Accumulated deficit                       (107,817)      (103,704)
            Total shareholders' equity                21,834         25,947
                                                   $ 328,756      $ 338,451

                 GRIFFIN GAMING & ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In Thousands, except per share data)
                                      (Unaudited)


                                                       Quarter Ended
                                                         March 31,
                                                    1996           1995
        Revenues:
          Casino                                  $58,687        $62,118
          Rooms                                     1,434          1,346
          Food and beverage                         2,712          3,030
          Other casino/hotel revenues               1,176          1,186
          Real estate related                       2,140          2,081

                                                   66,149         69,761

        Expenses:
          Casino                                   37,713         37,064
          Rooms                                     1,036            975
          Food and beverage                         3,270          3,389
          Other casino/hotel operating
           expenses                                 8,753          8,632
          Selling, general and administrative       9,809         10,122
          Depreciation                              2,965          3,188
          Real estate related                         137            236

                                                   63,683         63,606

        Earnings from operations                    2,466          6,155

        Other income (deductions):
          Interest income                             769          1,237
          Interest expense                         (6,302)        (6,291)
          Amortization of debt discounts           (1,046)        (1,081)

        Net earnings (loss)                       $(4,113)       $    20

        Net earnings (loss) per share of
         common stock                             S  (.52)       $    -0-

        Weighted average number of shares
         outstanding                                7,941          7,939

                 GRIFFIN GAMING & ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                       Quarter Ended
                                                         March 31,
                                                    1996           1995

        Cash flows from operating activities:
          Cash received from customers            $ 66,571       $ 70,592
          Cash paid to suppliers and employees     (59,698)       (57,709)
            Cash flow from operations before
             interest and income taxes               6,873         12,883
          Interest received                            760          1,156
          Interest paid                            (11,307)       (11,109)
          Income taxes paid                            (79)
            Net cash provided by (used in)
             operating activities                   (3,753)         2,930

        Cash flows from investing activities:
          Payments for property and equipment         (892)          (688)
          Casino Reinvestment Development
           Authority deposits and bond
           purchases                                  (768)          (773)
            Net cash used in investing
             activities                             (1,660)        (1,461)

        Cash used in financing activities -
         repayments of non-public debt                (142)

        Net increase (decrease) in cash and
         cash equivalents                           (5,555)         1,469
        Cash and cash equivalents at beginning
         of period                                  55,572         40,891
        Cash and cash equivalents at end
         of period                                $ 50,017       $ 42,360

                 GRIFFIN GAMING & ENTERTAINMENT, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        A.   General:

             The accompanying consolidated interim financial statements, which
        are    unaudited,  include  the  operations  of  Griffin  Gaming  &
        Entertainment, Inc. ("GGE") and its subsidiaries. GGE was known as Resorts International, Inc. until its name change, which was effective June 30, 1995. "GGE" is used herein to refer to the corporation both before and after its name change. The term "Company" as used herein includes GGE and/or one or more of its subsidiaries, as the context may require.

             While the accompanying interim financial information is unaudited, management of the Company believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature.

             The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1995 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 41 through 60 of GGE's Annual Report on Form 10-K for the year ended December 31, 1995.

        Per share data

             Certain per share data, as well as references to number of shares of common stock of GGE (the "GGE Common Stock"), have been restated to give effect to the one-for-five reverse stock split, which was effective June 30, 1995.

        B.   Reverse Repurchase Agreements:

             Cash equivalents at March 31, 1996 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with the institutions listed in the following table under which the Company had not taken delivery of the underlying securities. These agreements matured during the first week of April 1996.

        (In Thousands of Dollars)

             Prudential Securities, Inc.                       $24,966

             National Westminster Bank NJ                      $ 9,733



        C.   Complimentary Services:

             The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The retail value of such complimentary services excluded from revenues amounted to $5,639,000 and

        $5,671,000 for the first quarter of 1996 and 1995, respectively. The rooms, food and beverage, and other casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department for complimentary services provided to casino
        patrons.    These  allocations  do  not  necessarily  represent  the
        incremental cost of providing such complimentary services to casino patrons. Amounts allocated to the casino department from the other operating departments were as follows:

                                                        Quarter Ended
                                                          March 31,
        (In Thousands of Dollars)                     1996        1995

        Rooms                                        $1,110      $1,051
        Food and beverage                             3,823       3,946
        Other casino/hotel operations                 1,318       1,318

        Total allocated to casino                    $6,251      $6,315



        D.   Related Party Transactions:

             Griffin Entertainment, Inc. ("GEI"), a subsidiary of GGE, was formed in 1995 to pursue development and production activities in the television, live entertainment and motion picture industries. In March 1996, in order to enable the Company to concentrate its efforts on expansion of its core gaming business, the independent members of the Board of Directors of GGE accepted an offer from The Griffin Group, Inc., a corporation controlled by Merv Griffin, Chairman of the Board of GGE, to purchase the assets and ongoing operations of GEI at a purchase price to equal the amount of the Company's expenditures on these assets and operations from their inception in September 1995 through the consummation of the transaction. There were no revenues offsetting these expenditures, which totaled approximately $340,000 through April 30, 1996, the effective date of the sale.

        E.   Statements of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                        Quarter Ended
                                                          March 31,
        (In Thousands of Dollars)                      1996        1995

        Reconciliation of net earnings (loss)
         to net cash provided by (used in)
         operating activities:
          Net earnings (loss)                        $(4,113)    $    20
          Adjustments to reconcile net earnings
           (loss) to net cash provided by (used
           in) operating activities:
            Depreciation                               2,965       3,188
            Amortization of debt discounts             1,046       1,081
            Provision for doubtful receivables           165         218
            Provision for discount on Casino
             Reinvestment Development Authority
             obligations, net of amortization            348         368
            Net decrease in receivables                1,039          28
            Net decrease in inventories and
             prepaid expenses                          1,379       1,709
            Net (increase) decrease in deferred
             charges and other assets                   (127)        433
            Net decrease in accounts payable
             and accrued liabilities                  (6,455)     (4,115)

        Net cash provided by (used in) operating
         activities                                  $(3,753)    $ 2,930



        F.   Commitments and Contingencies:

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


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        FINANCIAL CONDITION

        Liquidity

             At March 31, 1996 the Company's working capital amounted to $29,083,000, including unrestricted cash and equivalents of $47,783,000. A significant portion of the unrestricted cash and equivalents is required for day-to-day operations, including approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as additional cash balances necessary to meet current working capital needs.

             The existing indentures permit a $20,000,000 working capital facility to be senior to the 11% Mortgage Notes due 2003 and the 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes"). The Company had previously negotiated a senior credit facility (the "Senior Facility") of approximately $20,000,000 which was available up to May 2, 1996. The Company allowed the Senior Facility to expire unutilized as the Company did not have immediate needs for the funds, and, in light of current market conditions, the Company believes that alternative sources of a comparable working capital facility would be available at terms no less favorable than those of the Senior Facility.

             The Company will satisfy the interest payment due June 15, 1996 on its Junior Mortgage Notes by cash payment.

        Capital Expenditures and Resources

             During the first quarter of 1996 the Company's $892,000 of capital expenditures included corridor carpeting and computer system upgrades.

             The Company continues the development of its expansion plans for the 4.4 acre tract on the Boardwalk, adjacent to Merv Griffin's Resorts Casino Hotel (the "Resorts Casino Hotel"). The entire addition will include up to 700 new hotel rooms, 70,000 square feet of casino space and a 2,000 space parking garage and transportation center. Subject to receipt of regulatory approvals, the Company plans to break ground in the fall of 1996 on the infrastructure necessary to support the full expansion. The first phase of construction is expected to consist of 500 new hotel rooms, 50,000 square feet of casino floor space and the new garage. Construction costs for this phase are currently estimated at $200,000,000. Initial cash outlays are expected to be from existing working capital and cash flow generated by operations during the construction period. External sources of financing will also be required. In this regard, the Company is exploring various alternatives in both the public and private sectors.

        RESULTS OF OPERATIONS

        Revenues

             Revenues by geographic and business segment were as follows (in thousands of dollars):


                                                        Quarter Ended
                                                          March 31,
                                                       1996        1995

        Casino/hotel - Atlantic City,
         New Jersey:
          Casino                                     $58,687     $62,118
          Rooms                                        1,434       1,346
          Food and beverage                            2,712       3,030
          Other casino/hotel                           1,176       1,186
                                                      64,009      67,680

        Real estate related - Atlantic
         City, New Jersey                              2,140       2,081

        Revenues from operations                     $66,149     $69,761



             First Quarter 1996 Compared to 1995

             Casino/hotel - Atlantic City, New Jersey

             Casino revenues decreased by $3,431,000 for the first quarter of 1996 due almost entirely to decreased slot win. Slot win was down largely due to a decrease in hold percentage (ratio of casino win to total amount wagered for slots or total amount of chips purchased for table games) and, to a lesser extent, a decrease in amounts wagered by patrons. Table game win was virtually flat as the effects of increased hold percentage were offset by a decrease in amounts wagered. Revenues from poker, simulcasting and keno were also down slightly.

             Two factors negatively affected the Company's performance in the first quarter - heightened competition in the Atlantic City market for patrons and severe weather conditions. As competition for patrons has intensified, promotions - complimentary services (rooms, food and beverage provided to patrons without charge), cash giveaways and events - have increased. In recent quarters certain competitors have increased complimentaries and cash giveaways dramatically. Although the Company did increase its promotions during the first quarter, it elected not to keep pace with the industry's increased promotions due to the belief that the resulting increase in gaming win would not be sufficient to justify the incremental costs incurred. Consequently, the Company's market share of revenues suffered. The Company can give no assurance that the increased cost of obtaining gaming revenues will not continue in future periods.

             As noted above the severe weather experienced during the first quarter of 1996 adversely affected operations in that period as the principal means of transportation to Atlantic City is by automobile or bus. The impact of inclement weather is more severe on the Resorts Casino Hotel than on competing properties which are more accessible from main thoroughfares and which currently have more covered parking and covered terminals for bus patrons.

        Contribution to Consolidated Earnings (Loss)

             Results by geographic and business segment were as follows (in thousands of dollars):


                                                        Quarter Ended
                                                          March 31,
                                                       1996        1995

        Casino/hotel - Atlantic City,
         New Jersey                                  $  (417)    $ 2,819
        Real estate related - Atlantic
         City, New Jersey                              1,998       1,840
        Other segments, principally GEI                 (135)
        Management fees, net of corporate
         expense                                       1,020       1,496

        Earnings from operations                       2,466       6,155
        Other income (deductions):
          Interest income                                769       1,237
          Interest expense                            (6,302)     (6,291)
          Amortization of debt discounts              (1,046)     (1,081)

        Net earnings (loss)                          $(4,113)    $    20



             First Quarter 1996 Compared to 1995

             Casino/hotel - Atlantic City, New Jersey

             For the first quarter of 1996 casino, hotel and related operating results decreased by $3,236,000 due to the decreased revenues described above. Although total operating expenses were relatively flat, the most significant variances in operating expenses were increases in casino promotional costs ($900,000) and payroll and
        related  costs  ($400,000).    Casino  promotional  costs  increased
        primarily due to an increase in the amount of cash giveaways to bus patrons, although the number of bus passengers was down. Payroll and related costs increased primarily due to increased salary and wage rates, although the average number of employees was down slightly for the quarter. These increases were offset by decreases in the accrual for performance and incentive bonuses ($700,000), casino win tax and other operating costs.

             Real Estate Related

             This segment includes real estate related revenues, lease payments under a 99-year net lease of approximately 10 acres of Boardwalk property in Atlantic City (the "Showboat Lease"), net of the cost of carrying the Company's non-operating real estate. Lease payments received under the Showboat Lease are passed-through (subject to certain adjustments) as interest to holders of GGE's First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000 (the "Showboat Notes"). Thus, the casino/hotel operations do not fund the interest on the Showboat Notes.

             The lease payments under the Showboat Lease are adjusted annually, as of April 1, for changes in the consumer price index. For the lease year commencing April 1, 1996 annual lease payments increased from $8,560,000 to $8,805,000.

             Management Fees, Net of Corporate Expense

             This segment includes credits for management fees which GGE charges Resorts International Hotel, Inc. ("RIH"), GGE's subsidiary that owns and operates the Resorts Casino Hotel, based on three percent of its gross revenues. The corresponding charge is included in the Atlantic City casino/hotel segment. Management fees charged to RIH, amounted to $2,089,000 and $2,200,000 for the first quarter of 1996 and 1995, respectively.

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


        PART II. - OTHER INFORMATION


        Item 1.  Legal Proceedings

             The following is an update of the status of certain litigation which was previously described in "Item 3. Legal Proceedings" of GGE's Annual Report on Form 10-K for the year ended December 31, 1995.

        U.S.   District  Court  /  U.S.  Bankruptcy  Court  Action  -  GGE  v.
        Lowenschuss

             As previously reported, in 1989 GGE filed an action to recover sums paid to the defendant, as trustee for two Individual Retirement Accounts and the Fred Lowenschuss Associates Pension Plan (the
        "Pension Plan"), which was transferred to the U.S. Bankruptcy Court for the District of New Jersey (the "NJ Bankruptcy Court") in connection with the Company's former bankruptcy case commenced there in 1989. On March 8, 1996 Fred

        Lowenschuss, as trustee of various Lowenschuss children's trusts (the "Trusts"), and Laurence Lowenschuss, as trustee for the Pension Plan, filed a counterclaim and a third party claim against GGE and First Interstate Trust Company, in the NJ Bankruptcy Court alleging that the Pension Plan and Trusts timely surrendered certain securities for exchange under the Company's 1990 plan of reorganization and that those securities were wrongfully dishonored and returned. The Company replied to the counterclaims in April 1996 and denied the allegations.

             As  previously  reported,  the  U.S.  Bankruptcy  Court  for  the
        District of Nevada (the "Nevada Bankruptcy Court") confirmed Fred Lowenschuss' plan of reorganization in October 1993. GGE appealed certain portions of the confirmation order and other orders of the Nevada Bankruptcy Court. In June 1994, the U.S. District Court for the District of Nevada (the "Nevada District Court") granted GGE's appeal in all respects. In October 1995, the U.S. Court of Appeals for the Ninth Circuit affirmed the Nevada District Court's ruling in all respects. In November 1995, the Court of Appeals denied Fred
        Lowenschuss'  petition  for  rehearing.    In  February  1996,  Fred
        Lowenschuss filed a petition for certiorari to the U.S. Court of Appeals for the Ninth Circuit with the United States Supreme Court.

             T h e related malicious prosecution action brought by Fred Lowenschuss against GGE and its counsel was dismissed by both the Nevada Bankruptcy Court and the Nevada District Court. Fred Lowenschuss has appealed the District Court's dismissal to the Ninth Circuit.

             Also, an injunction action brought by Fred Lowenschuss against GGE in the Nevada Bankruptcy Court was dismissed on April 10, 1996.

        U.S. Bankruptcy Court Action - Rogers

             As previously reported, the Company had filed a motion to dismiss the proceeding before the NJ Bankruptcy Court. The hearing for that motion was held on April 29, 1996. The Court reserved decision and is scheduled to render a decision on May 13, 1996.


        Item 5.  Other Information

             GGE's Board of Directors set May 10, 1996 as the date of GGE's annual meeting of shareholders. At such meeting holders of GGE Common Stock were asked to vote on, among other things, (i) election of a Director, (ii) increasing the number of authorized shares of GGE Common Stock from 20,000,000 to 100,000,000 shares and (iii) increasing the maximum number of shares of GGE Common Stock that may be issued under GGE's 1994 Stock Option Plan from 466,685 to 966,685 shares. Also at the annual meeting, holders of GGE's class B redeemable common stock (the "Class B Stock") were asked to vote on the election of a Class B Director. The record date for determining shareholders entitled to vote at the annual meeting was April 1, 1996.

        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibit is filed herewith:

             Exhibit
             Number                            Exhibit

             (27)      Financial data schedule.

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by GGE covering an event during the first quarter of 1996. No amendments to previously filed Forms 8-K were filed during the first quarter of 1996.

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


                                        GRIFFIN GAMING & ENTERTAINMENT, INC.
                                                    (Registrant)




                                        /s/ Matthew B. Kearney
                                        Matthew B. Kearney
                                        Executive Vice President -  Finance
                                         (Authorized Officer of Registrant
                                         and Chief Financial Officer)


        Date: May 10, 1996

                         GRIFFIN GAMING & ENTERTAINMENT, INC.

                          Form 10-Q for the quarterly period
                                 ended March 31, 1996


                                     EXHIBIT INDEX


        Exhibit                                  Reference to Previous Filing
        Number              Exhibit              or Page Number in Form 10-Q

         (27)       Financial data schedule.     Page 17.