Form 10-Q
period 1996-06-30
GRIFFIN GAMING & ENTERTAINMENT INC
filed 1996-08-07
CIK 83394

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1996

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

                                                         Yes  X     No

        Number of shares outstanding of each class of registrant's common stock as of June 30, 1996: Common Stock - 7,941,035 shares and Class B Redeemable Common Stock - 35,000 shares.


                         Exhibit Index is presented on page 19

                               Total number of pages 62

                         GRIFFIN GAMING & ENTERTAINMENT, INC.
                                       FORM 10-Q
                                         INDEX


                                                                 Page Number

        Part I.  Financial Information

             Item 1.     Financial Statements

                         Consolidated Balance Sheets
                          at June 30, 1996 and
                          December 31, 1995                            3

                         Consolidated Statements of
                          Operations for the Quarters
                          and Halves Ended June 30,
                          1996 and 1995                                4

                         Consolidated Statements of
                          Cash Flows for the Halves
                          Ended June 30, 1996 and 1995                 5

                         Notes to Consolidated
                          Financial Statements                         6

             Item 2.     Management's Discussion and
                          Analysis of Financial
                          Condition and Results of
                          Operations                                   9


        Part II.  Other Information

             Item 1.     Legal Proceedings                            14

             Item 2.     Changes in Securities                        15

             Item 4.     Submission of Matters to a
                          Vote of Security Holders                    15

             Item 6.     Exhibits and Reports on
                          Form 8-K                                    17

        PART I. - FINANCIAL INFORMATION
        Item 1.   Financial Statements

                 GRIFFIN GAMING & ENTERTAINMENT, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                      (In Thousands of Dollars, except par value)

                                                    June 30,     December 31,
                                                      1996           1995
                                                  (Unaudited)
        ASSETS

        Current assets:
          Cash (including cash equivalents
           of $41,197 and $35,515)                 $  56,329       $ 51,210
          Restricted cash equivalents                  4,454          4,362
          Receivables, less allowance for
           doubtful accounts of $3,306
           and $3,570                                  7,794          7,910
          Inventories                                  2,109          2,447
          Prepaid expenses                             6,637          6,615
            Total current assets                      77,323         72,544

        Land held for investment,
         development or resale                        93,939         93,795

        Property and equipment, net of
         accumulated depreciation of $67,032
         and $62,227                                 157,661        158,975

        Deferred charges and other assets             13,671         13,137
                                                   $ 342,594      $ 338,451

        LIABILITIES AND SHAREHOLDERS' EQUITY

        Current liabilities:
          Current maturities of long-term
           debt                                    $     613      $     589
          Accounts payable and accrued
           liabilities                                43,945         41,209
            Total current liabilities                 44,558         41,798

        Long-term debt, net of unamortized
         discounts                                   219,129        217,356

        Deferred income taxes                         53,275         53,350

        Shareholders' equity:
          Common Stock - $.01 par value                   79             79
          Class B Stock - $.01 par value
          Capital in excess of par                   129,572        129,572
          Accumulated deficit                       (104,019)      (103,704)
            Total shareholders' equity                25,632         25,947
                                                   $ 342,594      $ 338,451

                 GRIFFIN GAMING & ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In Thousands, except per share data)
                                      (Unaudited)


                                      Quarter Ended          Half Ended
                                         June 30,             June 30,
                                      1996      1995      1996        1995
        Revenues:
          Casino                    $68,094   $68,514   $126,781    $130,632
          Rooms                       1,789     1,721      3,223       3,067
          Food and beverage           3,414     2,867      6,126       5,897
          Other casino/hotel
           revenues                   1,261     1,458      2,437       2,644
          Real estate related         2,266     2,140      4,406       4,221
                                     76,824    76,700    142,973     146,461

        Expenses:
          Casino                     41,544    38,922     79,257      75,986
          Rooms                         949       907      1,985       1,882
          Food and beverage           3,906     3,251      7,176       6,640
          Other casino/hotel
           operating expenses         7,969     8,489     16,722      17,121
          Selling, general and
           administrative             9,091     9,175     19,037      19,533
          Depreciation                3,240     3,774      6,205       6,962
                                     66,699    64,518    130,382     128,124

        Earnings from operations     10,125    12,182     12,591      18,337
        Other income (deductions):
          Interest income               801       735      1,570       1,972
          Interest expense, net      (6,091)   (6,308)   (12,393)    (12,599)
          Amortization of debt
           discounts                 (1,037)     (913)    (2,083)     (1,994)

        Net earnings (loss)         $ 3,798   $ 5,696   $   (315)   $  5,716

        Net earnings (loss) per
         share - primary              $ .43     $ .65      $(.04)      $ .68

        Weighted average number
         of shares and equivalents    8,775     8,788      7,941       8,366

        Net earnings (loss) per
         share - fully diluted        $ .43     $ .65      $(.04)      $ .66

        Weighted average number
         of shares and equivalents    8,798     8,788      7,941       8,704

                 GRIFFIN GAMING & ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                         Half Ended
                                                          June 30,
                                                     1996           1995

        Cash flows from operating activities:
          Cash received from customers            $ 142,653      $ 145,426
          Cash paid to suppliers and employees     (119,835)      (114,173)
            Cash flow from operations before
             interest and income taxes               22,818         31,253
          Interest received                           1,528          1,931
          Interest paid, net of amount
           capitalized                              (12,345)       (12,410)
          Income taxes paid                             (79)
            Net cash provided by operating
             activities                              11,922         20,774

        Cash flows from investing activities:
          Payments for property and equipment,
           including capitalized interest and
           property taxes                            (4,891)       (14,713)
          Payments for land held for
           investment, development or resale           (144)
          Proceeds from sale of land held for
           investment, development or resale             65
          CRDA deposits and bond purchases           (1,455)        (1,420)
            Net cash used in investing
             activities                              (6,425)       (16,133)

        Cash flows from financing activities:
          Proceeds from borrowing                                    1,815
          Repayments of non-public debt                (286)           (47)
          Proceeds from exercise of
           stock options                                                17
            Net cash provided by (used in)
             financing activities                      (286)         1,785

        Net increase in cash and cash
         equivalents                                  5,211          6,426
        Cash and cash equivalents at beginning
         of period                                   55,572         40,891
        Cash and cash equivalents at end of
         period                                   $  60,783      $  47,317

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

        B.   Reverse Repurchase Agreements:

             Cash equivalents at June 30, 1996 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with the institutions listed in the following table under which the Company had not taken delivery of the underlying securities. These agreements matured during the first week of July 1996.

        (In Thousands of Dollars)

             Prudential Securities, Inc.                       $32,692

             National Westminster Bank NJ                      $ 7,921



        C.   Complimentary Services:

             The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The retail value of such complimentary services excluded from revenues amounted to $7,143,000 and $6,968,000 for the second quarter of 1996 and 1995, respectively, and $12,782,000 and $12,639,000 for the first half of 1996 and 1995, respectively. The rooms, food and beverage, and other casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department for complimentary services provided to casino patrons. These allocations do not
        n e c essarily represent the incremental cost of providing such complimentary services to casino patrons. Amounts allocated to the casino department from the other operating departments were as follows:

                                          Quarter Ended         Half Ended
                                             June 30,            June 30,
        (In Thousands of Dollars)        1996      1995       1996      1995

        Rooms                           $1,224    $1,248    $ 2,334   $ 2,299
        Food and beverage                4,045     4,203      7,868     8,149
        Other casino/hotel operations    1,527     1,397      2,845     2,715

        Total allocated to casino       $6,796    $6,848    $13,047   $13,163



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

         E.   Capitalized Interest and Real Estate Taxes

             In the second quarter of 1996 the Company commenced the capitalization of interest and real estate taxes on its expansion project adjacent to Merv Griffin's Resorts Casino Hotel (the "Resorts Casino Hotel") in Atlantic City, New Jersey. Interest expense reported is net of $283,000 capitalized in the second quarter of 1996. Real estate taxes of $144,000 were also capitalized in that period.

        F.   Statements of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                          Half Ended
                                                           June 30,
        (In Thousands of Dollars)                      1996        1995

        Reconciliation of net earnings (loss) to
         net cash provided by operating
         activities:
          Net earnings (loss)                        $  (315)    $ 5,716
          Adjustments to reconcile net earnings
           (loss) to net cash provided by
           operating activities:
            Depreciation                               6,205       6,962
            Amortization of debt discounts             2,083       1,994
            Provision for doubtful receivables           255         500
            Provision for discount on CRDA
             obligations, net of amortization            723         654
            Deferred tax benefit                         (75)
            Gain on asset disposition                    (65)
            Net increase in receivables                 (139)     (1,599)
            Net (increase) decrease in
             inventories and prepaid expenses            316        (120)
            Net decrease in deferred
             charges and other assets                    286         414
            Net increase in accounts payable
             and accrued liabilities                   2,648       6,253
        Net cash provided by operating activities    $11,922     $20,774

        Non-cash financing and investing
         activities:
          Exchange of real estate in Atlantic
           City (at carrying value of property
           exchanged)                                            $ 1,501
          Increase in liabilities for additions
           to other assets                           $    88          81



        G.   Commitments and Contingencies:

             Casino Reinvestment Development Authority ("CRDA")

             As previously reported, certain issues have been raised by the CRDA and the State of New Jersey Department of the Treasury (the "Treasury") concerning the satisfaction of investment obligations for the years 1979 through 1983 by Resorts International Hotel, Inc. ("RIH"), GGE's subsidiary which owns and operates Resorts Casino
        Hotel. These matters were dormant for an extensive period of time until late 1995 when the Company was contacted by the CRDA. CRDA legal representatives have recently indicated that Treasury may take a position that RIH owes
        a d ditional investment alternative taxes including interest and possibly penalties. If these issues are determined adversely, RIH could be required to pay the relevant amount in cash. Management of the Company intends to contest these issues and believes a negotiated settlement with an insignificant monetary cost to the Company is possible.

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


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        FINANCIAL CONDITION

        Liquidity

             At June 30, 1996 the Company's working capital amounted to $ 3 2 , 7 65,000, including unrestricted cash and equivalents of $56,329,000. A significant portion of the unrestricted cash and e q u i valents is required for day-to-day operations, including approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as additional cash balances necessary to meet current working capital needs.

        Capital Expenditures and Resources

             The Company continues the development of its expansion plans for the 4.4 acre tract on the Boardwalk, adjacent to Resorts Casino Hotel. The entire addition is anticipated to include up to 700 new hotel rooms, 70,000 square feet of casino space and a 2,000 space parking garage and transportation center. Subject to receipt of regulatory approvals, the Company plans to break ground in the fall of 1996 on the infrastructure necessary to support the full expansion. The first phase of construction is expected to consist of 500 new hotel rooms, 50,000 square feet of casino floor space and the new garage.
        C o nstruction costs for this phase are currently estimated at approximately $200,000,000. Initial cash outlays are expected to be from existing working capital and cash flow generated by operations during the construction period. External sources of financing will also be required. In this regard, the Company is exploring various alternatives in both the public and private sectors.

             During the first half of 1996 the Company's capital expenditures included approximately $3,500,000 at Resorts Casino Hotel for computer system upgrades, corridor carpeting and other maintenance projects.

             Also during the first half of 1996 the Company expended approximately $500,000 on the demolition of the Steeplechase Pier, an ocean pier across the Boardwalk from Resorts Casino Hotel, which was damaged beyond repair in a fire several years ago. The Company has recently received permits to remove the remaining structure of the old pier and to construct a new pier similar in size to the old one.

        RESULTS OF OPERATIONS

        Revenues

             Revenues by geographic and business segment were as follows (in thousands of dollars):


                                        Quarter Ended         Half Ended
                                           June 30,            June 30,
                                        1996      1995      1996      1995
        Casino/hotel - Atlantic
         City, New Jersey:
          Casino                      $68,094   $68,514   $126,781  $130,632
          Rooms                         1,789     1,721      3,223     3,067
          Food and beverage             3,414     2,867      6,126     5,897
          Other casino/hotel            1,261     1,458      2,437     2,644
                                       74,558    74,560    138,567   142,240

        Real estate related -
         Atlantic City, New Jersey      2,266     2,140      4,406     4,221

        Revenues from operations      $76,824   $76,700   $142,973  $146,461



             Second Quarter and First Half 1996 Compared to 1995

             Casino/hotel - Atlantic City, New Jersey

             Casino revenues were down $420,000 for the second quarter of 1996 and down $3,851,000 for the first half. Of the decrease for the half, $3,448,000 was due to decreased slot win, which was down due to a decrease in hold percentage (ratio of casino win to total amount wagered for slots or total amount of chips purchased for table games) while the amount wagered by patrons increased slightly. Table game win was down by $339,000 as the effects of an increased hold percentage were offset by a decrease in amounts wagered. Revenues from poker, simulcasting and keno were also down slightly.

             Two factors negatively affected the Company's performance in the first half - heightened competition in the Atlantic City market for patrons and severe weather conditions during the first quarter of 1996.

             A s competition for patrons has intensified, promotions - complimentary services (rooms, food and beverage provided to patrons without charge), cash giveaways and events - have increased. In recent quarters certain competitors have increased complimentaries and cash giveaways dramatically. Although the Company did increase its promotions somewhat during the first quarter and more significantly during the second quarter, it still has elected not to keep pace with the industry's increased promotions due to the belief that the resulting increase in gaming win would not be sufficient to justify the incremental costs incurred. (In this regard, see "Casino/hotel - Atlantic City, New Jersey" under "Contribution to Consolidated Earnings (Loss)" for a discussion of RIH's increased costs of promotions.) Consequently, the Company's market share of revenues has suffered. Also, expansions at two competing Atlantic City properties opened in May 1996 which, combined, added approximately 1,100 hotel rooms and approximately 60,000 square feet of gaming space. Several other companies have announced plans to expand existing or construct new casino/hotels in Atlantic City. The Company can give no assurance that the increased cost of obtaining gaming revenues will not continue in future periods.

             As noted above, the severe weather experienced during the first quarter of 1996 adversely affected operations in that period as the principal means of transportation to Atlantic City is by automobile or bus. The impact of inclement weather is more severe on the Resorts Casino Hotel than on competing properties which are more accessible from main thoroughfares and which currently have more covered parking and covered terminals for bus patrons.

             Food and beverage revenues were up for the second quarter and first half of 1996 due largely to a decrease in complimentary meals served. Also, the number of patrons served at the Company's food and beverage outlets increased for the second quarter of 1996.

        Contribution to Consolidated Earnings (Loss)

             Results by geographic and business segment were as follows (in thousands of dollars):


                                        Quarter Ended         Half Ended
                                           June 30,            June 30,
                                        1996      1995      1996      1995

        Casino/hotel - Atlantic
         City, New Jersey             $ 5,821   $ 7,440   $ 5,404   $ 10,259
        Real estate related -
         Atlantic City, New Jersey      2,696     2,232     4,694      4,072
        Other segments,
         principally GEI                  264                 129
        Management fees, net of
         corporate expense              1,344     2,510     2,364      4,006

        Earnings from operations       10,125    12,182    12,591     18,337
        Other income (deductions):
          Interest income                 801       735     1,570      1,972
          Interest expense, net        (6,091)   (6,308)  (12,393)   (12,599)
          Amortization of debt
           discounts                   (1,037)     (913)   (2,083)    (1,994)

        Net earnings (loss)           $ 3,798   $ 5,696   $  (315)  $  5,716



             Second Quarter and First Half 1996 Compared to 1995

             Casino/hotel - Atlantic City, New Jersey

             For the second quarter of 1996 casino, hotel and related operating results decreased by $1,619,000 due to a net increase in operating expenses. The most significant variances in operating expenses were increases in casino promotional costs ($3,000,000) and payroll and related costs ($500,000) and decreases in the accrual for performance incentive bonuses ($500,000) and depreciation expense ($500,000). Casino promotional costs increased primarily due to an increase in the amount of cash giveaways to bus patrons, as both the cash giveaway per person and the number of bus passengers increased. Payroll and related costs increased primarily due to increased cost of union and other benefits.

             For the first half of 1996 casino, hotel and related operating results decreased by $4,855,000 due to a combination of the decreased revenues discussed above and a net increase in operating expenses. The most significant variances in operating expenses were increases in casino promotional costs ($3,900,000) and payroll and related expenses ($900,000) and decreases in the accrual for performance incentive bonuses ($1,200,000) and depreciation expense ($800,000). Casino promotional costs increased primarily due to bus cash giveaways as the cash giveaway per person increased, though the number of bus passengers was down slightly. The increase in payroll and related costs for the half was due to increased salary and wage rates, although the average number of employees was down slightly for the period, and, to a lesser extent, increased cost of union benefits.

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

             Also affecting the comparison of real estate related results presented were credits of $660,000 and $400,000 recorded in the second quarter of 1996 and 1995, respectively, for refunds of prior years' real estate taxes due to reduced assessments. The Company does not expect such refunds to continue in the future.

             Other Segments, Principally GEI

             See Note D of Notes to Consolidated Financial Statements for a discussion of the sale of GEI, which was effective April 30, 1996.

             Management Fees, Net of Corporate Expense

             This segment includes credits for management fees which GGE charges RIH based on three percent of its gross revenues. The corresponding charge is included in the Atlantic City casino/hotel segment. Management fees charged to RIH, amounted to $2,451,000 and $2,446,000 for the second quarter of 1996 and 1995, respectively, and $4,540,000 and $4,646,000 for the first half of 1996 and 1995, respectively.

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

        PART II. - OTHER INFORMATION


        Item 1.  Legal Proceedings

             The following is an update of the status of certain litigation which was previously described in "Item 3. Legal Proceedings" of GGE's Annual Report on Form 10-K for the year ended December 31, 1995 and in "Item 1. Legal Proceedings" of GGE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

        U.S.   District  Court  /  U.S.  Bankruptcy  Court  Action  -  GGE  v.
        Lowenschuss

             As previously reported, in 1989 GGE filed an action to recover sums paid to the defendant, as trustee for two Individual Retirement Accounts and the Fred Lowenschuss Associates Pension Plan (the
        "Pension Plan"), which was transferred to the U.S. Bankruptcy Court for the District of New Jersey (the "NJ Bankruptcy Court") in connection with the Company's former bankruptcy case commenced there in 1989. On March 8, 1996 Fred Lowenschuss, as trustee of various Lowenschuss children's trusts (the "Trusts"), and Laurance
        Lowenschuss, as trustee for the Pension Plan, filed a counterclaim and a third party claim against GGE and First Interstate Trust Company, in the NJ Bankruptcy Court alleging that the Pension Plan and Trusts timely surrendered certain securities for exchange under the Company's 1990 plan of reorganization and that those securities were wrongfully dishonored and returned. The Company replied to the counterclaims in April 1996 and denied the allegations.

             In connection with this litigation, Laurance Lowenschuss, as trustee for the Pension Plan, and Fred Lowenschuss, as trustee of the Trusts and as custodian, filed an action in May 1996 against GGE for preliminary and permanent injunctive relief. The Lowenschusses sought an order from the U.S. Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court") to extend the post-confirmation bar date of the Joint Plan of Reorganization of GGE confirmed in 1994 (the " 1 9 9 4 Plan") and to secure the return of certain escrowed distributions to holders of Old Series Notes (as defined in the 1994
        Plan). On May 9, 1996, the Delaware Bankruptcy Court entered an order, to which the parties had stipulated, extending the Lowenschuss' date of surrender for Old Series Notes through November 10, 1996; any funds held in escrow under the 1994 Plan will not be distributed before that date.

             As previously reported, the U.S. Bankruptcy Court for the District of Nevada (the "Nevada Bankruptcy Court") confirmed Fred Lowenschuss' plan of reorganization in October 1993. GGE appealed certain portions of the confirmation order and other orders of the Nevada Bankruptcy Court. In June 1994, the U.S. District Court for the District of Nevada (the "Nevada District Court") granted GGE's appeal in all respects. In October 1995, the U.S. Court of Appeals for the Ninth Circuit affirmed the Nevada District Court's ruling in all respects and in November 1995 that court denied Fred Lowenschuss' petition for rehearing. On June 10, 1996, the United States Supreme Court denied Fred Lowenschuss' petition for a writ of certiorari.

        U.S. Bankruptcy Court Action - Rogers

             As previously reported, plaintiff Rogers filed a Complaint in Adversary Proceeding in the NJ Bankruptcy Court which alleged that the Company did not comply with its 1990 plan of reorganization in relation to the repayment by Merv Griffin of his $11,000,000 promissory note. The complaint further alleges that the Company violated the court order approving the 1990 plan of reorganization by filing a pre-packaged plan of reorganization in another district. The Company had filed a motion to dismiss the proceeding before the NJ Bankruptcy Court. The hearing for that motion was held on April 29, 1996. On June 12, 1996 the Court dismissed the second claim. The Court declined to dismiss the claim regarding compliance with the repayment obligation on the basis that an issue of fact existed on whether Rogers received notice of the 1994 bankruptcy filing in Delaware. Discovery is proceeding.


        Item 2.  Changes in Securities

             Increase in Authorized Shares of Common Stock

             At the annual meeting held on May 10, 1996, GGE's shareholders approved an amendment to GGE's Restated Certificate of Incorporation, which amendment increased the number of authorized shares of Common Stock of GGE (the "Common Stock") from 20,000,000 to 100,000,000 shares. A copy of GGE's Restated Certificate of Incorporation, as amended and further restated, is included as an exhibit hereto.

             Amendment to 1994 Stock Option Plan

             At the annual meeting held on May 10, 1996, GGE's shareholders approved an amendment to GGE's 1994 Stock Option Plan, which amendment increased the maximum number of shares of Common Stock that may be issued under that plan from 466,685 to 966,685 shares. A copy of GGE's 1994 Stock Option Plan as amended is included as an exhibit hereto.


        Item 4.  Submission of Matters to a Vote of Security Holders

             GGE held its annual meeting of shareholders on May 10, 1996, at which meeting the following actions were taken by holders of Common
        Stock:

             (i)   William J. Fallon was elected to serve as a director.

             (ii)  An    amendment   to   GGE's   Restated   Certificate   of
        Incorporation, which increased the number of authorized shares of Common Stock from 20,000,000 to 100,000,000 shares, was approved.

             (iii) An amendment to GGE's 1994 Stock Option Plan, which increased the maximum aggregate number of shares of Common Stock issuable upon the exercise of options granted under that plan from 466,685 shares to 966,685 shares, was approved.

             (iv) The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996 was ratified.

             Also at the annual meeting, holders of GGE's class B redeemable common stock (the "Class B Stock") elected Vincent J. Naimoli to serve as a Class B Director. Holders of Class B Stock were not entitled to vote on any other matter.

             The other four members of GGE's Board of Directors, Merv Griffin, Charles M. Masson (Class B Director), Thomas E. Gallagher and Jay M. Green, continue to serve as directors.

             A tabulation of votes on each of the matters voted on at the annual meeting is presented below.

                                   Votes      Votes    Absten-    Broker
                                    FOR      AGAINST    tions    Non-Votes
        COMMON STOCK VOTES:

          Election of William J.
           Fallon                6,401,588   194,747

          Increase in authorized
           shares                5,895,316   577,760   123,259

          Amendment to 1994
           Stock Option Plan     3,560,505   505,506   132,765   2,397,559

          Ratification of
           independent auditors  6,422,510    42,463   131,362

        CLASS B STOCK VOTES:

          Election of Vincent J.
           Naimoli                  15,907         2

        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibits are filed herewith:

             Exhibit
             Number                            Exhibit

             (11)      Statement re computation of per share data

             (27)(a)   Financial data schedule as of June 30, 1996

             (27)(b)   Restated financial data schedule as of June 30, 1995

             The following Part II exhibits are filed herewith:

             Exhibit
             Number                            Exhibit

             (3)(a)    Restated Certificate of Incorporation of GGE

             (3)(b)    Amended and Restated By-Laws of GGE

             (4)       GGE 1994 Stock Option Plan (as amended on May 10, 1996)

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by GGE covering an event during the second quarter of 1996. No amendments to previously filed Forms 8-K were filed during the second quarter of 1996.

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


                                        GRIFFIN GAMING & ENTERTAINMENT, INC.
                                                    (Registrant)




                                        /s/ Matthew B. Kearney
                                        Matthew B. Kearney
                                        Executive Vice President - Finance
                                         (Authorized Officer of Registrant
                                         and Chief Financial Officer)


        Date:  August 7, 1996

                         GRIFFIN GAMING & ENTERTAINMENT, INC.

                          Form 10-Q for the quarterly period
                                  ended June 30, 1996


                                     EXHIBIT INDEX


        Exhibit                                   Reference    to    Previous
        Filing
        Number              Exhibit               or Page Number in Form 10-Q

         (3)(a)     Restated Certificate of
                     Incorporation of GGE         Page 20.

         (3)(b)     Amended and Restated
                     By-Laws of GGE               Page 34.

         (4)        GGE 1994 Stock Option
                     Plan (as amended on
                     May 10, 1996)                Page 46.

        (11)        Statement re computation
                     of per share data            Page 60.

        (27)(a)     Financial data schedule
                     as of June 30, 1996          Page 61.

        (27)(b)     Restated financial data
                     schedule as of June 30,
                     1995                         Page 62.