Form 10-Q
period 1996-09-30
GRIFFIN GAMING & ENTERTAINMENT INC
filed 1996-11-12
CIK 83394

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1996

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

        Number of shares outstanding of each class of registrant's common stock as of September 30, 1996: Common Stock - 7,942,785 shares and Class B Redeemable Common Stock - 35,000 shares.

                         Exhibit Index is presented on page 20

                               Total number of pages 23

                         GRIFFIN GAMING & ENTERTAINMENT, INC.
                                       FORM 10-Q
                                         INDEX


                                                                 Page Number

        Part I.  Financial Information

             Item 1.     Financial Statements

                         Consolidated Balance Sheets
                          at September 30, 1996 and
                          December 31, 1995                            3

                         Consolidated Statements of
                          Operations for the Quarters
                          and Three Quarters Ended
                          September 30, 1996 and 1995                  4

                         Consolidated Statements of
                          Cash Flows for the Three
                          Quarters Ended September 30,
                          1996 and 1995                                5

                         Notes to Consolidated
                          Financial Statements                         6

             Item 2.     Management's Discussion and
                          Analysis of Financial
                          Condition and Results of
                          Operations                                  11


        Part II.  Other Information

             Item 1.     Legal Proceedings                            17

             Item 5.     Other Information                            17

             Item 6.     Exhibits and Reports on
                          Form 8-K                                    17

        PART I. - FINANCIAL INFORMATION
        Item 1.   Financial Statements

                 GRIFFIN GAMING & ENTERTAINMENT, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                      (In Thousands of Dollars, except par value)


                                                  September 30,  December 31,
                                                      1996           1995
                                                   (Unaudited)
        ASSETS
        Current assets:
          Cash (including cash equivalents
           of $40,939 and $35,515)                  $ 54,011       $ 51,210
          Restricted cash equivalents                  2,275          4,362
          Receivables, less allowance for
           doubtful accounts of $3,319
           and $3,570                                  8,469          7,910
          Inventories                                  2,064          2,447
          Prepaid expenses                             5,196          6,615
            Total current assets                      72,015         72,544

        Land held for investment,
         development or resale                        94,420         93,795

        Property and equipment, net of
         accumulated depreciation of $70,025
         and $62,227                                 158,433        158,975

        Deferred charges and other assets             15,932         13,137
                                                    $340,800      $ 338,451

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
          Current maturities of long-term debt $ 626 $ 589 Accounts payable and accrued
           liabilities                                35,604         41,209
            Total current liabilities                 36,230         41,798

        Long-term debt, net of unamortized
         discounts                                   220,059        217,356

        Deferred income taxes                         53,110         53,350

        Shareholders' equity:
          GGE Common Stock - $.01 par value               79             79
          Class B Stock - $.01 par value
          Capital in excess of par                   129,581        129,572
          Accumulated deficit                        (98,259)      (103,704)
            Total shareholders' equity                31,401         25,947
                                                    $340,800      $ 338,451

                 GRIFFIN GAMING & ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, except per share amounts)
                                      (Unaudited)


                                      Quarter Ended     Three Quarters Ended
                                      September 30,         September 30,
                                      1996      1995      1996         1995

        Revenues:
          Casino                    $71,770   $76,058   $198,551     $206,690
          Rooms                       1,800     2,113      5,023        5,180
          Food and beverage           3,782     3,811      9,908        9,708
          Other casino/hotel
           revenues                   1,484     1,480      3,921        4,124
          Real estate related         2,201     2,140      6,607        6,361
                                     81,037    85,602    224,010      232,063

        Expenses:
          Casino                     43,892    42,035    123,149      118,021
          Rooms                         720       819      2,705        2,701
          Food and beverage           4,216     4,091     11,392       10,731
          Other casino/hotel
           operating expenses         8,783     8,764     25,505       25,885
          Selling, general and
           administrative             8,312     9,788     27,349       29,321
          Depreciation                3,102     3,350      9,307       10,312
                                     69,025    68,847    199,407      196,971

        Earnings from operations     12,012    16,755     24,603       35,092
        Other income (deductions):
          Interest income               932       726      2,502        2,698
          Interest expense, net      (6,092)   (6,357)   (18,485)     (18,956)
          Amortization of debt
           discounts                 (1,092)     (964)    (3,175)      (2,958)
        Net earnings                $ 5,760   $10,160   $  5,445     $ 15,876

        Net earnings per
         share - primary              $ .65     $1.16      $ .62        $1.87

        Weighted average number
         of shares and equivalents    8,807     8,743      8,736        8,493

        Net earnings per
         share - fully diluted        $ .64     $1.16      $ .61        $1.83

        Weighted average number
         of shares and equivalents    8,975     8,743      8,978        8,697

                 GRIFFIN GAMING & ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                    Three Quarters Ended
                                                        September 30,
                                                     1996           1995

        Cash flows from operating activities:
          Cash received from customers            $ 222,726      $ 230,798
          Cash paid to suppliers and employees     (188,816)      (181,533)
            Cash flow from operations before
             interest and income taxes               33,910         49,265
          Interest received                           2,456          2,630
          Interest paid, net of amount
           capitalized                              (23,487)       (23,766)
          Income taxes paid                            (244)
            Net cash provided by operating
             activities                              12,635         28,129

        Cash flows from investing activities:
          Payments for property and equipment,
           including capitalized interest and
           property taxes                            (8,765)       (16,954)
          Payments for land held for
           investment, development or resale           (625)
          Proceeds from sale of land held for
           investment, development or resale             65
          CRDA deposits and bond purchases           (2,170)        (2,234)
            Net cash used in investing
             activities                             (11,495)       (19,188)

        Cash flows from financing activities:
          Proceeds from borrowing                                    1,815
          Repayments of non-public debt                (435)          (181)
          Proceeds from exercise of
           stock options                                  9             17
            Net cash provided by (used in)
             financing activities                      (426)         1,651

        Net increase in cash and cash
         equivalents                                    714         10,592
        Cash and cash equivalents at beginning
         of period                                   55,572         40,891
        Cash and cash equivalents at end of
         period                                   $  56,286      $  51,483

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

        B.   Agreement and Plan of Merger:

             On August 19, 1996, GGE entered into an Agreement and Plan of Merger, which was subsequently amended on October 10, 1996, (as amended, the "Merger Agreement") with Sun International Hotels Limited ("SIHL"), a Bahamian corporation, and Sun Merger Corp., a wholly owned subsidiary of SIHL. Under the Merger Agreement, through a stock-for-stock merger, a wholly owned subsidiary of SIHL will be merged with and into GGE (the "Merger"), with GGE surviving as a wholly owned subsidiary of SIHL. Subject to the terms and conditions of the Merger Agreement, each share of GGE common stock, $.01 par value per share (the "GGE Common Stock") outstanding immediately prior to the effective time (the "Effective Time") of the Merger will be converted into the right to receive the Conversion Number (as defined below) of a fully paid and nonassessable ordinary share, $.001 par value per share of SIHL (the "Ordinary Shares"). Cash will be paid to holders of GGE Common Stock in lieu of any fractional Ordinary Shares. Also subject to the terms of the Merger Agreement, each issued and outstanding share of Class B common stock, $.01 par value per share, of GGE (the "Class B Stock") will be converted into the right to receive .1928 of a fully paid and nonassessable Ordinary Share. As a result of this conversion, holders of Class B Stock will not be entitled to special rights with respect to the election of directors to which holders of Class B Stock were previously entitled. As of the Effective Time, the .1928 Ordinary Share received in exchange for a share of Class B Stock will trade as part of a unit along with $1,000 principal amount of Resorts International Hotel Financing, Inc. 11.375% Junior Mortgage Notes due 2004.

             "Conversion Number" means .4324; provided, however, that if the average of the closing sales prices of one Ordinary Share on the New York Stock Exchange for each of the 15 consecutive trading days immediately preceding the fifth trading day prior to the Effective Time (the "Average Market Price") is less than $47.41, then the Conversion Number shall be the quotient, rounded to the fourth decimal place, obtained by dividing 20.5 by the Average Market Price. If the Average Market Price of Ordinary Shares falls below $41.625, SIHL can terminate the Merger Agreement unless GGE elects to go forward with the Merger at a fixed exchange ratio whereby the "Conversion Number" shall mean .4925.

             The Merger is subject to certain customary conditions, including adoption of the Merger Agreement by the holders of GGE Common Stock and the approval of an amendment to the Restated Articles of Association of SIHL (the "Charter Amendment") by holders of Ordinary Shares. The Charter Amendment would add certain provisions relating to the New Jersey Casino Control Act. In this connection, SIHL has entered into an agreement with an affiliate of Merv Griffin, the Chairman of the Board of GGE, who controls approximately 27% of the outstanding shares of GGE Common Stock. This agreement provides, among other things and subject to certain conditions, that Mr. Griffin will vote such shares for the Merger and that, upon consummation of the Merger, an affiliate of Mr. Griffin will enter into a new license and services agreement with GGE and its subsidiary which owns and operates Merv Griffin's Resorts Casino Hotel in Atlantic City, New Jersey (the "Resorts Casino Hotel"). Also, Sun International Investments Limited ("SIIL"), which controls approximately 55% of the outstanding Ordinary Shares, has entered into an agreement with GGE, pursuant to which SIIL has agreed, subject to certain conditions, to vote all Ordinary Shares owned by it in favor of the Charter Amendment.

             SIHL's  obligation  to  consummate  the  Merger is conditioned on approval by the New Jersey Casino Control Commission (the "CCC") of SIHL's application for a plenary casino license (the "Plenary License"). On October 30, 1996, SIHL received an interim casino authorization ("ICA") from the CCC and the CCC approved the terms of an ICA trust document and the selection of an ICA trustee. The ICA is the equivalent of a temporary casino license which would allow, but not obligate, SIHL to close the Merger and operate the Company pending the issuance of a Plenary License. In the event SIHL elects to consummate the Merger pursuant to the ICA, all shares of GGE Common Stock would be placed into a "stand by" trust (the "ICA Trust") pending final determination by the CCC with respect to SIHL's qualification for a Plenary License. If SIHL receives a Plenary
        License,  the  ICA  Trust  would  be  terminated and the shares of GGE
        Common Stock would revert to SIHL. If after consummation of the Merger the CCC subsequently determines that there is reasonable cause to believe that SIHL should not be granted a plenary license, the ICA Trust would be activated and the ICA trustee would take control of the Company pending a final determination by the CCC with respect to SIHL's application for a Plenary License. In the event SIHL's application for a Plenary License were denied, the ICA trustee would be obligated to dispose of the GGE Common Stock and SIHL would be entitled to receive the lesser of (i) the fair market value or (ii) the price paid by SIHL for the securities.

             Management of the Company can give no assurance as to whether or when the Merger will be effected.

        C.   Reverse Repurchase Agreements:

             Cash equivalents at September 30, 1996 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with the institutions listed in the following table under which the Company had not taken delivery of the underlying securities. These agreements matured during the first week of October 1996.

        (In Thousands of Dollars)

             Prudential Securities, Inc.                       $31,561

             National Westminster Bank NJ                      $ 8,906


        D.   Complimentary Services:

             The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The retail value of such complimentary services excluded from revenues amounted to $9,775,000 and $9,554,000 for the third quarter of 1996 and 1995, respectively, and $22,557,000 and $22,193,000 for the first three quarters of 1996 and 1995, respectively. The rooms, food and beverage, and other casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department for complimentary services provided to casino patrons. These allocations do not necessarily represent the incremental cost of providing such complimentary services to casino patrons. Amounts allocated to the casino department from the other operating departments were as follows:

                                      Quarter Ended     Three Quarters Ended
                                      September 30,        September 30,
        (In Thousands of Dollars)    1996      1995         1996      1995

        Rooms                       $1,588    $1,438      $ 3,922   $ 3,737
        Food and beverage            4,723     4,653       12,591    12,802
        Other casino/hotel
         operations                  1,920     2,185        4,765     4,900

        Total allocated to casino   $8,231    $8,276      $21,278   $21,439

        E.   Related Party Transactions:

               Griffin Entertainment, Inc. ("GEI"), a subsidiary of GGE, was formed in 1995 to pursue development and production activities in the television, live entertainment and motion picture industries.
         In March 1996, in order to enable the Company to concentrate its efforts on expansion of its core gaming business, the independent members of the Board of Directors of GGE accepted an offer from The
         Griffin Group, Inc., a corporation controlled by Merv Griffin, to purchase the assets and ongoing operations of GEI at a purchase price to equal the amount of the Company's expenditures on these assets and operations from their inception in September 1995 through the consummation of the transaction. There were no revenues offsetting these expenditures, which totaled approximately $340,000 through April 30, 1996, the effective date of the sale.

         F.   Capitalized Interest and Real Estate Taxes:

             In the second quarter of 1996 the Company commenced the capitalization of interest and real estate taxes on its expansion project adjacent to the Resorts Casino Hotel. Interest expense reported for 1996 is net of $317,000 and $600,000 capitalized in the third quarter and first three quarters, respectively. Real estate taxes of $152,000 and $296,000, respectively, were also capitalized in those periods.

        G.   Statements of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                     Three Quarters Ended
                                                         September 30,
        (In Thousands of Dollars)                      1996        1995

        Reconciliation of net earnings to net
         cash provided by operating activities:
          Net earnings                               $ 5,445     $15,876
          Adjustments to reconcile net earnings
           to net cash provided by operating
           activities:
            Depreciation                               9,307      10,312
            Amortization of debt discounts             3,175       2,958
            Provision for doubtful receivables           501         887
            Provision for discount on CRDA
             obligations, net of amortization          1,150       1,175
            Deferred tax benefit                        (240)
            Gain on asset disposition                    (65)
            Net increase in receivables               (1,060)     (1,979)
            Net decrease in inventories and
             prepaid expenses                          1,802       1,112
            Net (increase) decrease in deferred
             charges and other assets                 (1,639)        318
            Net decrease in accounts payable
             and accrued liabilities                  (5,741)     (2,530)

        Net cash provided by operating activities    $12,635     $28,129

        Non-cash financing and investing
         activities:
          Exchange of real estate in Atlantic
           City (at carrying value of property
           exchanged)                                            $ 1,501
          Increase in liabilities for additions
           to other assets                           $   136         179


        H.   Commitments and Contingencies:

             Land Lease/Option

             The Company entered into a five year lease effective August 1, 1996 (the "Lease Agreement"), to lease approximately 3 acres to the north of Resorts Casino Hotel and an additional .6 acres nearby (the "Leased Property"). In accordance with the Lease Agreement
         (i) the Company is required to pay rent of $825,000 per year plus related real estate taxes, (ii) the Company has an option to purchase the Leased Property for $12,000,000 on July 31, 1997 and every consecutive July 31 until and including the expiration date of the lease, July 31, 2001, and
         (iii) the lessor has an option to require the Company to purchase the Leased Property for $12,000,000 upon the expiration date of the lease.

              Casino Reinvestment Development Authority ("CRDA")

              As previously reported, certain issues have been raised by the CRDA and the State of New Jersey Department of the Treasury (the "Treasury") concerning the satisfaction of investment obligations for the years 1979 through 1983 by Resorts International Hotel, Inc. ("RIH"), GGE's subsidiary which owns and operates Resorts Casino
        Hotel. These matters were dormant for an extensive period of time until late 1995 when the Company was contacted by the CRDA. CRDA legal representatives have recently indicated that Treasury may take a position that RIH owes additional investment alternative taxes including interest and possibly penalties. If these issues are determined adversely, RIH could be required to pay the relevant amount in cash. Management of the Company intends to contest these issues and believes a negotiated settlement with an insignificant monetary cost to the Company is possible.

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


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        GENERAL

             See Note B of Notes to Consolidated Financial Statements for discussion of the Merger Agreement to which GGE is a party. Because consummation of the Merger is subject to various conditions, the Company can make no representations as to whether, or when, the Merger will be consummated or as to the possible impact of the Merger on the Company's financial condition and results of operations should the Merger be consummated.

        FINANCIAL CONDITION

        Liquidity

             At September 30, 1996 the Company's working capital amounted to $35,785,000, including unrestricted cash and equivalents of $54,011,000. A significant portion of the unrestricted cash and equivalents is required for day-to-day operations, including approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as additional cash balances necessary to meet current working capital needs.

             The Company will satisfy the interest payment due December 16, 1996 on its 11.375% Junior Mortgage Notes due 2004 by cash payment.

        Capital Expenditures and Resources

             As previously disclosed the Company planned to construct up to 700 new hotel rooms, 70,000 square feet of casino space and a 2,000 space parking garage and transportation center (the "Chalfonte Project") on the 4.4 acre tract on the Boardwalk (the "Chalfonte Site") adjacent to Resorts Casino Hotel which GGE purchased in 1995. Subject to receipt of regulatory approvals, the Company planned to break ground in the fall of 1996 on the infrastructure necessary to support the full expansion. The first phase of construction was expected to consist of 500 new hotel rooms, 50,000 square feet of casino floor space and the new garage. Construction costs for this phase were estimated at approximately $200,000,000. The Company also recently entered into a five year lease with an option to purchase approximately 3 acres to the north of the Resorts Casino Hotel, purchased an adjacent parcel and was successful in vacating the portion of North Carolina Avenue that lies between the Chalfonte Site and Resorts Casino Hotel. These parcels together with the Chalfonte Site total more than 9 acres, all of which would play a role in the Company's expansion plans. Although the Merger Agreement limits the amount of capital expenditures that the Company can make on this project prior to consummation of the Merger or termination of the Merger Agreement, the Company is continuing with the process of obtaining permits and limited design activities. SIHL has advised the Company that if and when the Merger is consummated, SIHL expects to proceed with development of the Chalfonte Site, although it expects to reconsider the type of facility to be developed and significantly increase the amount to be invested. To date the Company has spent $2,900,000 on Chalfonte Project costs, including capitalized interest and real estate taxes.

             During the first three quarters of 1996 the Company's capital expenditures included approximately $5,000,000 at Resorts Casino Hotel for computer system upgrades, the purchase of 81 slot machines
        (replacements for older models), corridor carpeting and other maintenance projects.

             Also during the first three quarters of 1996 the Company expended approximately $900,000 on the demolition of the Steeplechase Pier, an ocean pier across the Boardwalk from Resorts Casino Hotel, which was damaged beyond repair in a fire several years ago. The Company has permits to construct a new pier similar in size to the old one.

        RESULTS OF OPERATIONS

        Revenues

             Revenues by geographic and business segment were as follows (in thousands of dollars):


                                    Quarter Ended      Three Quarters Ended
                                    September 30,          September 30,
                                   1996       1995       1996        1995

        Casino/hotel -
         Atlantic City,
         New Jersey:
          Casino                 $71,770    $76,058    $198,551    $206,690
          Rooms                    1,800      2,113       5,023       5,180
          Food and beverage        3,782      3,811       9,908       9,708
          Other casino/hotel       1,484      1,474       3,921       4,118
                                  78,836     83,456     217,403     225,696

        Real estate related -
         Atlantic City,
         New Jersey                2,201      2,140       6,607       6,361
        Other segments                            6                       6

        Revenues from
         operations              $81,037    $85,602    $224,010    $232,063


             Third Quarter and First Three Quarters 1996 Compared to 1995

             Casino/hotel - Atlantic City, New Jersey

             Casino revenues were down $4,288,000 for the third quarter and $8,139,000 for the first three quarters of 1996. For the third quarter slot win was down $3,140,000 and table game win was down $1,008,000. The decrease in slot win was primarily due to a decrease in hold percentage (ratio of casino win to total amount wagered for slots or total amount of chips purchased for table games), though the amount wagered by patrons also decreased. Table game win was down due to both a decrease in amounts wagered by patrons and the effects of a decreased hold percentage.

             For the first three quarters of 1996 slot win was down $6,588,000 and table game win was down $1,347,000. The decrease in slot win was almost totally attributable to a decrease in hold percentage. The decrease in table game win resulted as the decrease in amounts wagered by patrons more than offset the effects of an increased hold percentage.

             Two factors negatively affected the Company's performance in the first three quarters - heightened competition for patrons in the

        Atlantic City market and severe weather conditions during the first quarter of 1996.

             As competition for patrons has intensified, promotions - complimentary services (rooms, food and beverage provided to patrons without charge), cash giveaways and events - have increased. In recent quarters certain competitors have increased complimentaries and cash giveaways dramatically. Although the Company did increase its promotions somewhat during the first quarter and more significantly during the second and third quarters, it still has elected not to keep pace with the industry's increased promotions due to the belief that the resulting increase in gaming win would not be sufficient to justify the incremental costs incurred. (In this regard, see "Casino/hotel - Atlantic City, New Jersey" under "Contribution to Consolidated Earnings" for a discussion of RIH's increased costs of promotions.) Consequently, the Company's market share of revenues has suffered. Adding to the competition for patrons, expansions at two competing Atlantic City properties opened in May 1996 which, combined, added approximately 1,100 hotel rooms and approximately 60,000 square feet of gaming space. Several other companies have announced plans to expand existing or construct new casino/hotels in Atlantic City. The Company can give no assurance that the increased cost of obtaining gaming revenues will not continue in future periods.

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

        Contribution to Consolidated Earnings

             Results by geographic and business segment were as follows (in thousands of dollars):


                                    Quarter Ended      Three Quarters Ended
                                    September 30,          September 30,
                                   1996       1995       1996        1995

        Casino/hotel - Atlantic
         City, New Jersey        $ 7,284    $12,947    $ 12,688    $ 23,206
        Real estate related -
         Atlantic City,
         New Jersey                2,840      2,052       7,534       6,124
        Other segments,
         principally GEI              (2)       (20)        127         (20)
        Management fees, net of
         corporate expense         1,890      1,776       4,254       5,782

        Earnings from
         operations               12,012     16,755      24,603      35,092
        Other income
         (deductions):
          Interest income            932        726       2,502       2,698
          Interest expense        (6,092)    (6,357)    (18,485)    (18,956)
          Amortization of debt
           discounts              (1,092)      (964)     (3,175)     (2,958)

        Net earnings             $ 5,760    $10,160    $  5,445    $ 15,876


             Third Quarter and First Three Quarters 1996 Compared to 1995

             Casino/hotel - Atlantic City, New Jersey

             For the third quarter and first three quarters of 1996 casino, hotel and related operating results decreased by $5,663,000 and $10,518,000, respectively, due to a combination of decreased revenues discussed above and a net increase in operating expenses. For the third quarter the most significant variance in operating expenses was an increase in casino promotional costs ($2,400,000). This was primarily due to an increase in the amount of cash giveaways to bus patrons as the cash giveaway per person increased, though the Company's number of bus passengers was down slightly.

             For the first three quarters the most significant variances in operating expenses were increases in casino promotional costs ($6,200,000) and payroll and related expenses ($1,100,000) and decreases in the accrual for performance incentive bonuses ($1,600,000) and depreciation expense ($1,000,000). Casino promotional costs increased primarily due to bus cash giveaways for
        the reasons noted above.   The
        increase in payroll and related costs was due to increased salary and wage rates, while the average number of employees was down slightly for the period, and, to a lesser extent, increased costs of union and other benefits.

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

             Also affecting the comparison of real estate related results presented were (i) a credit of $580,000 recorded in the third quarter of 1996 resulting from a favorable litigation settlement and (ii) credits of $660,000 and $400,000 recorded in the second quarter of 1996 and 1995, respectively, for refunds of prior years' real estate taxes due to reduced assessments. The Company does not expect such refunds to continue in the future.

             Other Segments, Principally GEI

             See Note E of Notes to Consolidated Financial Statements for a discussion of the sale of GEI, which was effective April 30, 1996.

             Management Fees, Net of Corporate Expense

             This segment includes credits for management fees which GGE charges RIH based on three percent of its gross revenues. The corresponding charge is included in the Atlantic City casino/hotel segment. Management fees charged to RIH, amounted to $2,657,000 and $2,790,000 for the third quarter of 1996 and 1995, respectively, and $7,197,000 and $7,436,000 for the first three quarters of 1996 and 1995, respectively.

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

             U.S. District Court Action - Rogers

             This previously reported action which was pending in the U.S. District Court for the District of Delaware was voluntarily dismissed in May 1996.


        Item 5.  Other Information

             GGE's Board of Directors set December 10, 1996 as the date of GGE's special meeting of holders of GGE Common Stock. At such meeting holders of GGE Common Stock will be asked to vote on adoption of the Merger Agreement described in Note B of Notes to Consolidated Financial Statements. The record date for determining holders of GGE Common Stock entitled to vote at the special meeting was November 1, 1996. Holders of Class B Stock will not be entitled to vote at the special meeting.


        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibits are filed herewith:

             Exhibit
             Number                            Exhibit

             (11)      Statement re computation of per share data

             (27)(a)   Financial data schedule as of September 30, 1996

             (27)(b)   Restated  financial  data  schedule as of September 30,
                       1995

             The following Part II exhibits are filed herewith:

             Exhibit
             Number                            Exhibit

             (2)(a) Amendment dated October 10, 1996 to the Agreement and Plan of Merger among Sun International Hotels Limited, Sun Merger Corp. and Griffin Gaming & Entertainment, Inc. (Incorporated by reference to Annex I to Registrant's Definitive Proxy Statement dated November 1, 1996 on Schedule 14A in File No. 1-4748.)

             (2)(b)    Amendment  dated  October  10,  1996 to the Stockholder
                       Agreement among Sun International Hotels Limited and the various Stockholders of Griffin Gaming & Entertainment, Inc. set forth therein. (Incorporated by reference to Annex II to Registrant's Definitive Proxy Statement dated November 1, 1996 on Schedule 14A in File No. 1-4748.)

             (2)(c) Amendment dated October 10, 1996 to the Stockholder Agreement between Griffin Gaming & Entertainment, Inc. and Sun International Investments Limited. (Incorporated by reference to Annex III to Registrant's Definitive Proxy Statement dated November 1, 1996 on
                       Schedule 14A in File No. 1-4748.)

        b.   Reports on Form 8-K

             GGE filed a Current Report on Form 8-K dated August 19, 1996 to report that GGE entered into the Agreement and Plan of Merger dated August 19, 1996, described in Note B of Notes to Consolidated Financial Statements, and to file relevant agreements as exhibits. No amendments to previously filed Forms 8-K were filed during the third quarter of 1996.

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


                                        GRIFFIN GAMING & ENTERTAINMENT, INC.
                                                    (Registrant)




                                        /s/ Matthew B. Kearney
                                        Matthew B. Kearney
                                        Executive Vice President - Finance
                                         (Authorized Officer of Registrant
                                         and Chief Financial Officer)


        Date:  November 12, 1996

                         GRIFFIN GAMING & ENTERTAINMENT, INC.

                          Form 10-Q for the quarterly period
                               ended September 30, 1996


                                     EXHIBIT INDEX


                                                  Reference to Previous
        Exhibit                                   Filing or Page Number in
        Number              Exhibit               Form 10-Q

        (2)(a)      Amendment dated October       Incorporated by reference
                    10, 1996 to the               to Annex I to Registrant's
                    Agreement and Plan of         Definitive Proxy Statement
                    Merger among Sun              dated November 1, 1996 on
                    International Hotels          Schedule 14A in File No.
                    Limited, Sun Merger Corp.     1-4748.
                    and Griffin Gaming &
                    Entertainment, Inc.

        (2)(b)      Amendment dated October       Incorporated by reference
                    10, 1996 to the               to Annex II to Registrant's
                    Stockholder Agreement         Definitive Proxy Statement
                    among Sun International       dated November 1, 1996 on
                    Hotels Limited and the        Schedule 14A in File No.
                    various Stockholders of       1-4748.
                    Griffin Gaming &
                    Entertainment, Inc. set
                    forth therein.

        (2)(c)      Amendment dated October       Incorporated by reference
                    10, 1996 to the               to Annex III to
                    Stockholder Agreement         Registrant's
                    between Griffin Gaming &      Definitive Proxy Statement
                    Entertainment, Inc. and       dated November 1, 1996 on
                    Sun International             Schedule 14A in File No.
                    Investments Limited.          1-4748.

        (11)        Statement re computation
                    of per share data             Page 21.

        (27)(a)     Financial data schedule
                    as of September 30, 1996      Page 22.

        (27)(b)     Restated financial data
                    schedule as of September
                    30, 1995                      Page 23.