Form 10-K405
period 1996-12-31
SUN INTERNATIONAL NORTH AMERICA INC
filed 1997-03-20
CIK 83394

Washington, D.C.  20549

                                       Form 10-K

        [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996

                                          OR

        [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to

        Commission File No. 1-4748

                         SUN INTERNATIONAL NORTH AMERICA, INC.
                (Exact name of registrant as specified in its charter)

                   DELAWARE                                  59-0763055
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

        1415 E. Sunrise Blvd., Ft. Lauderdale, FL              33304
        (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code: 954-713-2500

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




                                     - continued -



                  Exhibit Index is presented on pages 80 through 93.

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

                                           Yes      X         No

        As of February 28, 1997, there were 100 shares of the registrant's common stock outstanding, all of which were owned by one shareholder. Accordingly there is no current market for any of such shares.

        The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K w i th the reduced disclosure format permitted by that General Instruction.

                                        PART I


        ITEM 1. BUSINESS

             (a)  General Development of Business

             Sun International North America, Inc. ("SINA") is a holding company which, through its indirect wholly owned subsidiary, Resorts International Hotel, Inc. ("RIH"), is principally engaged in the ownership and operation of Resorts Casino Hotel in Atlantic City, New Jersey. SINA was known as Resorts International, Inc. until June 30, 1995, and as Griffin Gaming & Entertainment, Inc. from June 30, 1995 until February 6, 1997. "SINA" is used herein to refer to the corporation for all periods. SINA was incorporated in Delaware in 1958. The term "Company" as used herein includes SINA and/or one or more of its subsidiaries as the context may require. On December 16, 1996 (the "Effective Time"), SINA became a wholly owned subsidiary of Sun International Hotels Limited ("SIHL"), a corporation organized and existing under the laws of the Commonwealth of The Bahamas, when Sun Merger Corp., a wholly owned subsidiary of SIHL, was merged with and into SINA (the "Merger"). See further discussion of the Merger below.

             In Atlantic City, the Company owns and operates the Resorts Casino Hotel, which has approximately 660 guest rooms, a 70,000 square foot casino, an 8,000 square foot simulcast parimutuel betting and poker area and related facilities, located on the Boardwalk. See " ( c ) Narrative Description of Business" below, and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

        Merger

               The Merger was consummated pursuant to an Agreement and Plan of Merger dated as of August 19, 1996 and amended as of October 10, 1996 (the "Merger Agreement"). The Merger Agreement was adopted by SINA's shareholders at a special meeting held on December 10, 1996. The Merger and the Merger Agreement are more fully described in SINA's proxy statement dated November 1, 1996, relating to the special meeting.

             Pursuant to the Merger Agreement, each share of SINA common stock, $.01 par value per share (the "SINA Common Stock"), outstanding immediately prior to the Effective Time of the Merger was converted into the right to receive .4324 of a fully paid and nonassessable ordinary share, $.001 par value per share, of SIHL (the "Ordinary Shares"). Cash is being paid to holders of SINA Common Stock in lieu of any fractional Ordinary Shares. Also pursuant to the terms of the Merger Agreement, each issued and outstanding share of Class B common stock, $.01 par value per share, of SINA (the "Class B Stock") was converted into the right to receive .1928 of a fully paid and nonassessable Ordinary Share. As a result of this conversion, holders of Class B Stock are no longer entitled to special rights with respect to  the  election  of  members  of the Board of Directors of SINA (the
          Directors  )  to  which  holders  of  Class  B Stock were previously entitled.  As of the Effective Time, the .1928 Ordinary Share received in exchange for a share of Class B Stock is trading as part of a unit (the "Units") along with $1,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes") issued by Resorts International Hotel Financing, Inc. ("RIHF"), a subsidiary of SINA. See "1997 Refinancing" below for discussion of an offer to purchase the Junior Mortgage Notes. Pursuant to this offer, certain fractional Ordinary Shares related to tendered Junior Mortgage Notes were purchased by SIHL for cash. Whole Ordinary Shares that had been related to tendered Junior Mortgage Notes remain outstanding and are no longer traded as part of Units. Junior Mortgage Notes not tendered continue to trade as part of Units.

             SIHL has filed an application for a plenary casino license (the "Plenary License") with the Casino Control Commission. On October 30, 1996, SIHL received an interim casino authorization ("ICA") from the Casino Control Commission and the Casino Control Commission approved the terms of an ICA trust document and the selection of an ICA trustee. Pending final determination by the Casino Control Commission with respect to SIHL's qualification for a Plenary License, all shares of SINA Common Stock are held in a "stand by" trust (the "ICA Trust"). If SIHL receives a Plenary License, the ICA Trust will be terminated and the shares of SINA Common Stock will revert to SIHL. If the Casino Control Commission determines that there is reasonable cause to believe that SIHL should not be granted a Plenary License, the ICA Trust would be activated and the ICA trustee would take control of SINA pending a final determination by the Casino Control Commission with respect to SIHL's application for a Plenary License. In the event SIHL's application for a Plenary License were denied, the ICA trustee would be obligated to dispose of the SINA Common Stock and SIHL would be entitled to receive the lesser of (i) the fair market value or (ii) the price paid by SIHL for the securities.

             As of the Effective Time, Merv Griffin resigned as Chairman of the Board of SINA and SINA's other Directors also resigned from their positions as Directors. As prescribed by the Merger Agreement, the directors of Sun Merger Corp. immediately prior to the Effective Time became the Directors of SINA as of the Effective Time. Those Directors are Howard B. Kerzner, President of SIHL, Kevin DeSanctis, Chief Operating Officer, North America and the Caribbean of SIHL, and Charles D. Adamo, Executive Vice President - Corporate Development and General Counsel of SIHL.

             P u r suant to an accounting practice known as "push-down" accounting, as of December 31, 1996, the Company adjusted its consolidated net assets to reflect the amount of SIHL's investment in SINA. Accordingly, the Company's consolidated assets and liabilities were adjusted to their estimated fair values and the Company's accumulated deficit was eliminated. See Note 1 of Notes to Consolidated Financial Statements for further discussion of this accounting treatment.

        1997 Refinancing

             In February 1997 RIHF mailed to each holder of 11% Mortgage Notes due 2003 (the "Mortgage Notes") and Junior Mortgage Notes an Offer to Purchase and Consent Solicitation Statement offering to purchase for cash (the "Offer") the outstanding Mortgage Notes and Junior Mortgage Notes and soliciting consents (the "Solicitation") for amending the indentures pursuant to which these securities were issued (the "Indentures") to, among other things, release the collateral for the Mortgage Notes and the Junior Mortgage Notes. This collateral consisted of liens on RIH's fee and leasehold interests in the Resorts Casino Hotel, the contiguous parking garage and property and related personal property. Holders who validly tendered their securities and consents by February 26, 1997 (the "Consent Date") were entitled to receive the purchase price of 106.733% for the Mortgage Notes and 107.447% for the Junior Mortgage Notes, accrued interest through March 12, 1997, and an additional 2.5% consent payment (the "Consent Payment"). Holders who tendered their securities and consents subsequent to the Consent Date but prior to the Offer's expiration on March 10, 1997, were entitled to the purchase price and accrued interest, but not the Consent Payment. $119,645,000 principal amount of Mortgage Notes and $21,001,000 principal amount of Junior Mortgage Notes were tendered. The purchase price and Consent Payments for purchasing these tendered securities, excluding accrued interest, totaled $153,712,000. $5,355,000 principal amount of Mortgage Notes and $1,100,000 principal amount of Junior Mortgage Notes were not validly tendered and, therefore, not purchased pursuant to the Offer. These securities remain outstanding as unsecured obligations and operate under the Indentures, as amended. The remaining Junior Mortgage Notes continue to trade as part of Units.

             In connection with the Offer and Solicitation, SIHL and SINA (the "Issuers") issued $200,000,000 principal amount of 9% Senior Subordinated Notes due 2007 (the "New Notes") in a private placement which, after costs, resulted in net proceeds to the Company of approximately $194,000,000. The majority of these proceeds were used to fund the Offer; the balance of the proceeds will be used for general corporate purposes. The New Notes, which are unsecured obligations, are unconditionally guaranteed by RIH, GGRI, Inc. ("GGRI"), the wholly owned subsidiary of SINA which owns RIH, and certain of SIHL's other subsidiaries (the "Guarantors"). Because the New Notes were issued in a private placement, they are restricted as to transfer. According to a registration rights agreement among the Issuers, the Guarantors and the initial purchasers (the "Purchasers") in the private placement, the Issuers are obligated to exchange the New Notes for registered securities with terms substantially identical to the New Notes, to register the New Notes under the Securities Act of 1933 or pay liquidated damages to the Purchasers.

        1994 Restructuring

             In  April  1994  the  Company  s  prepackaged  bankruptcy plan of reorganization (the "Plan") was confirmed by the United States Bankruptcy Court for the District of Delaware and on May 3, 1994 the Plan became effective. The Company s reorganization under the Plan (the "Restructuring") included, among other things, (i) the sale of the Company s Paradise Island operations and properties to SIHL, then an unaffiliated company, (the "SIHL Sale") and (ii) the exchange of $481,907,000 principal amount of public indebtedness for $160,000,000 principal amount of new debt securities, 40% of SINA Common Stock as of the effective date of the Plan, the proceeds from the sale of the Paradise Island operations and approximately $36,700,000 cash.

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

             (b)  Financial Information about Industry Segments

             The information called for by this item is incorporated by reference to the tables entitled "Revenues," "Contribution to Consolidated Earnings (Loss) Before Extraordinary Items" and "Identifiable Assets, Depreciation and Capital Additions" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

             (c)  Narrative Description of Business

        Gaming Facilities

             The Resorts Casino Hotel in Atlantic City, New Jersey, has a 70,000 square foot casino and a simulcast parimutuel betting and poker area of approximately 8,000 square feet. At December 31, 1996, these gaming areas contained 42 blackjack tables, 18 poker tables, 11 roulette tables, 10 dice tables, six Caribbean stud poker tables, four baccarat tables, two let it ride poker tables, two three card poker tables, two pai gow poker tables, two big six wheels, one sic bo table, one pai gow table, 2,350 slot machines, and five betting windows and four customer-operated terminals for simulcast parimutuel betting. Also included in the simulcast area is a keno lounge which has two keno cashier windows. There are also two keno windows in the bus waiting area and one on the casino floor.

             During 1996, the Company had total gaming revenues from its Atlantic City casino of $257,081,000. This compares to total gaming revenues of $267,757,000 for 1995 and $250,482,000 for 1994. In the
        last several years, approximately twelve new table games have been introduced in order to provide more variety than the basic five table games of blackjack, roulette, craps, baccarat and big six, which were the only games available for the initial 15 years of the gaming industry in Atlantic City. With the installation of more innovative slot machines and more aggressive marketing, the Company's slot revenues have become a larger proportionate share of total gaming revenues increasing from 51% in 1986 to 70% in 1996.

             Casino gaming in Atlantic City is highly competitive and is strictly regulated under the New Jersey Casino Control Act and regulations promulgated thereunder (the "Casino Control Act"), which affect virtually all aspects of the Company's Atlantic City casino operations. See "Competition" and "Regulation and Gaming Taxes and Fees" below.

        Resort and Hotel Facilities

             The Resorts Casino Hotel commenced operations in May 1978 and was the first casino/hotel opened in Atlantic City. This was accomplished by the conversion of the former Haddon Hall Hotel, a classic hotel structure originally built in the early 1900's, into a casino/hotel. It is situated on approximately seven acres of land with approximately 310 feet of Boardwalk frontage overlooking the Atlantic Ocean. The Resorts Casino Hotel consists of two hotel towers, the 15-story East Tower and the nine-story North Tower. In addition to the casino facilities described above, the casino/hotel complex includes approximately 660 guest rooms and suites, the 1,400-seat Superstar Theater, seven restaurants, one cocktail lounge, a VIP slot and table player lounge, an indoor swimming pool, a health club and retail stores. The complex also has approximately 50,000 square feet of convention facilities, including eight large meeting rooms and a 16,000 square foot ballroom.

             The Company owns a garage that is connected to the Resorts Casino Hotel by a covered walkway. This garage is used for patrons' self parking and accommodates approximately 700 vehicles. The Company also leases a lot (and has an option to purchase that lot) which provides valet parking for approximately 200 cars. In June 1995 the Company acquired approximately 4.4 acres adjoining the Resorts Casino Hotel (the "Chalfonte Site") which acreage currently provides additional uncovered self parking for approximately 140 cars and valet parking for approximately 430 cars. This acreage was previously leased by the Company.

             Consistent with industry practice, the Company reserves a portion of its hotel rooms and suites as complimentary accommodations for high-level casino wagerers. For 1996, 1995 and 1994 the average occupancy rates, including complimentary rooms, which were primarily provided to casino patrons, were 95%, 94% and 91%, respectively. The average occupancy rate and weighted average daily room rental, excluding complimentary rooms, were 52% and $54, respectively, for 1996. This compares with 51% and $59, respectively, for 1995, and 47% and $64, respectively, for 1994.

        Capital Improvements

             The Company has pursued a major capital improvements program since 1989 in order to compete more effectively in the Atlantic City market. During these eight years capital additions at Resorts Casino Hotel exceeded $130,000,000 (excluding land acquisitions discussed below under "Expansion Plans"). In 1996 the Company's capital expenditures at Resorts Casino Hotel included computer system upgrades, the purchase of 147 slot machines (replacements for older models) and other capital maintenance projects. In 1995 the Company expanded its casino by approximately 10,000 square feet and added approximately 315 slot machines. Also in 1995, a new restaurant, California Pizza Kitchen, was constructed and opened, five suites were renovated and the exterior of the building was painted. In 1994 the Company purchased 221 slot machines, most of which replaced older models, and completed various capital maintenance projects. In prior years, the Company converted certain back-of-the-house space into an 8,000 square foot simulcast facility, opened the VIP slot and table player lounge, "Club Griffin," and converted the parking garage from valet to self-parking. The Company has a continual capital maintenance program whereby it renovates its guest rooms, replaces its slot machines with newer models, renovates its public areas, including restaurants, as well as improves its infrastructure such as elevators and air conditioning.

             During  1997,  the Company expects to begin enhancing the Resorts
        Casino Hotel through the construction of additional parking, the renovation of approximately 500 of the hotel rooms and various improvements to the public areas. The planning for such renovation has just recently begun, and the costs and schedule therefor have not yet been determined. Thereafter, the Company intends to develop a significant addition to the existing property, which is discussed below under "Expansion Plans."

        Expansion Plans

             In June 1995, with the purchase of the Chalfonte Site which includes approximately 265 feet of Boardwalk frontage, the Company announced its intention to expand the Resorts Casino Hotel by constructing hotel rooms, casino space and a parking garage on this acreage. Since that time the Company entered into a five year lease with an option to purchase approximately three acres to the north of the Resorts Casino Hotel, purchased an adjacent parcel and was successful in vacating the portion of North Carolina Avenue that lies between the Chalfonte Site and the Resorts Casino Hotel. These parcels, together with the Chalfonte Site, total more than nine acres, all of which are expected to be utilized in the Company's expansion plans. With the execution of the Merger Agreement, design activities on the project became very limited, although the Company continued with the process of obtaining certain permits.

             Subsequent to closing the Merger, officials of SIHL announced plans to transform Resorts Casino Hotel into a highly themed resort. At present, the project is in the conceptual design stage and detailed planning is expected to begin in 1998. The expansion is expected to include additional hotel rooms and a highly themed casino and entertainment complex. The new development would be integrated with the existing Resorts Casino Hotel and, when completed during 2000, management believes that it should be one of the first Las Vegas style gaming entertainment complexes in Atlantic City. The size and scope of the expansion depend, in part, upon the amount of additional land the Company is able to acquire. In addition, the Company's ability to carry out the expansion depends on a number of other factors, including receipt of adequate financing and certain state and local approvals.

        Marketing

             In prior years the Company utilized the celebrity status of Merv Griffin to market Resorts Casino Hotel. It is anticipated that in the future such utilization will be substantially reduced as the Company s marketing plan will be integrated into the SIHL corporate marketing plan whereby marketing efforts among Resorts Casino Hotel and certain of SIHL's other properties will be coordinated.

             In Atlantic City, the Company's marketing strategy will continue to focus on enhancing the appeal of the Resorts Casino Hotel to the mid and premium-level slot and table game players, although slot players have been, in recent years, the primary target of the
        Company's marketing efforts. In 1993 the Company introduced the "cash-back" program, which rewards slot players with cash refunds or complimentaries based on their volume of play, and expanded and upgraded "Hollywood Hills," its high-limit slot area. This area was further expanded in late May 1995. In the fall of 1994, the Company increased its charter flight program to recapture lost market share in table win. The charter program was further expanded in 1995 to attract mid-level slot players. In the fall of 1994, the Company introduced the "Griffin Games," created by Merv Griffin, whereby slot players are chosen at random to participate in daily slot tournaments and the daily tournament winners qualify to participate in a $100,000 "winners tournament." In January 1995 the "Griffin Games" were expanded to include patrons playing blackjack and, from January 1996 until their conclusion in October 1996, they were further expanded to include roulette players. The Company also has a VIP slot and table player lounge which serves complimentary food and beverages.

             As in prior years, the Company continues to rely heavily on its bus program to supply a critical mass of low to mid-level slot players. During the latter part of 1995 and throughout 1996, the subsidized cost for attracting bus patrons increased substantially in the Atlantic City casino market. See "Casino/Hotel - Atlantic City, New Jersey" under both "Revenues" and "Contribution to Consolidated Earnings (Loss) Before Extraordinary Items" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RESULTS OF OPERATIONS" for a discussion of the Company's increased promotional costs. In addition to the above, the Company continues to emphasize entertainment as an integral part of its marketing program. The musical variety show "Funderful," created and produced by Merv Griffin, opened in September 1996 to excellent reviews. This show will terminate in March 1997 and will be replaced by mid-level headliners such as Melissa Manchester, Anthony Newley and Freddie Roman. The entertainment schedule is supplemented on a monthly basis with headliners who in 1996 included, among others, Regis and Kathie Lee, Rosie O Donnell, Tony Danza, Wayne Newton, Tom Jones and the Beach Boys.

        New Convention Center and Casino/Hotel Expansions

             In January 1992, the State of New Jersey enacted legislation that authorized a financing plan for the construction of a new convention center to be located on a 30-acre site next to the Atlantic City train station at the base of the Atlantic City Expressway. The Company understands that the new convention center will have 500,000 square feet of exhibit space and an additional 109,000 square feet of meeting rooms. Construction of the new convention center began in early 1993 and its official opening is scheduled for May 1997.

             The  convention  center  is  part of a broader plan that includes expansion of the Atlantic City International Airport, the transformation of the main entryway into Atlantic City into a new corridor and the construction of a new 500 room convention hotel. Officials have commented upon the need for improved commercial air service into Atlantic City as a factor in the success of the proposed convention center. See further discussion under "Transportation Facilities" below. The corridor will link the new convention center and hotel with the Boardwalk. In all, six blocks are to be transformed into an expansive park with extensive landscaping, night-time lighting, a large fountain and pool with a 86-foot lighthouse.

             It is believed that additional hotel rooms are necessary to support the convention center as well as to allow Atlantic City to become a competitive destination resort. In April 1996 construction of the 500 room convention hotel commenced; this hotel is expected to open in November 1997. To further spur construction of new hotel rooms and renovation of substandard hotel rooms into deluxe accommodations, a total of $175,000,000 has been set aside by the Casino Reinvestment Development Authority (the "CRDA"), a public authority created under the Casino Control Act, to aid in financing such projects. To date, the CRDA has approved the expansion projects submitted by eight casino/hotels which are to receive CRDA financing totaling approximately $140,000,000. More than 1,300 new hotel rooms have already opened and approximately 2,200 more may be added, in connection with this financing. Applications are currently being evaluated by the CRDA for use of the remaining monies. Also, Mirage Resorts, Inc. ("Mirage"), a Las Vegas, Nevada casino/hotel company, has been selected to be the developer of an approximately 180 acre tract in the Marina area of Atlantic City. Mirage proposes to build a $750,000,000, 2,000 room casino/hotel, Boyd Gaming Corp. proposes to build a $500,000,000, 1,000 room casino/hotel and Circus Circus Enterprises, Inc. proposes to build a $600,000,000, 2,000 room casino/hotel on that tract. The Company understands that the State of New Jersey and Mirage have reached an agreement as to financing the costs of constructing a tunnel and connector road link between the Atlantic City Expressway and the Marina area, which infrastructure improvements were considered requisite to the expansion plans announced for the Marina area. The tunnel construction is scheduled to start in mid-1998 and be completed by 2000. Mirage has indicated that its proposed resort will open shortly after the roadway is complete. MGM Grand Inc. has also announced plans for the construction of a new casino/hotel in the South Inlet section of Atlantic City.

             Although these developments are viewed as positive and favorable to the future prospects of the Atlantic City gaming industry, the Company, at this point, can make no representations as to whether, to what extent or how these developments may affect its operations.

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

             Also, in 1989 the terminal at the Atlantic City International Airport (located approximately 12 miles from Atlantic City) was expanded to handle additional air carriers and large passenger jets. A further expansion, which doubled the size of the terminal and added departure gates, an improved baggage handling system and sheltered walkways connecting the terminal and planes was completed in 1996. However, scheduled service to that airport from major cities by national air carriers remains extremely limited.

             Since the inception of gaming in Atlantic City there has been no significant change in the industry's marketing base or in the principal means of transportation to Atlantic City, which continues to be automobile and bus. The resulting geographic limitations and traffic congestion have restricted Atlantic City's growth as a major destination resort.

             The Company continues to utilize day-trip bus programs. A non-exclusive easement enables the Resorts Casino Hotel to utilize a bus tunnel under the adjacent Trump Taj Mahal Casino Resort (the "Taj Mahal"), which connects Pennsylvania and Maryland Avenues, and a service road exit from the bus tunnel. This reduces congestion around the Pennsylvania Avenue bus entrance to the Resorts Casino Hotel. To accommodate its bus patrons, the Company has a waiting facility which is located indoors, adjacent to the casino, and offers various amenities.

             In conjunction with a street beautification and housing project that was recently given preliminary approval by the CRDA, that agency is in the process of engaging consultants to explore the feasibility of the beautification and widening of North Carolina Avenue which would allow for improved traffic flow in a more appealing corridor from Absecon Boulevard (Route 30) to the main entrance of Resorts Casino Hotel. Also, as noted in "New Convention Center and Casino/Hotel Expansions" above, construction of a tunnel and connector road link between the Atlantic City Expressway and the Marina area is proposed to start in mid-1998.

        Competition

             Competition in the Atlantic City casino/hotel industry is intense. Casino/hotels compete primarily on the basis of promotional allowances, entertainment, advertising, services provided to patrons, caliber of personnel, attractiveness of the hotel and casino areas and related amenities and parking facilities. The Resorts Casino Hotel competes directly with 11 casino/hotels in Atlantic City which, in the aggregate, contain approximately 1,000,000 square feet of gaming area, including simulcast betting and poker rooms, and 9,600 hotel rooms. In 1996 two competing properties in Atlantic City opened significant expansions which, combined, added approximately 1,100 hotel rooms and approximately 85,000 square feet of gaming space. Significant additional expansion is expected in the near future due to the previously discussed expansion projects to be financed by the CRDA, as well as the construction of new casino/hotels announced for the Marina area and the South Inlet section.

             The Resorts Casino Hotel is located at the eastern end of the Boardwalk adjacent to the Taj Mahal, which is next to the Showboat. These three properties have a total of approximately 2,600 hotel rooms and approximately 314,000 square feet of gaming space in close proximity to each other. In 1996, the three casino/hotels combined generated approximately 29% of the gross gaming revenue of Atlantic City. A 28-foot wide enclosed pedestrian bridge between the Resorts Casino Hotel and the Taj Mahal allows patrons of both hotels and guests for events being held at the Resorts Casino Hotel and at the Taj Mahal to move between the facilities without exposure to the weather. A similar enclosed pedestrian bridge connects the Showboat to the Taj Mahal, allowing patrons to walk under cover among all three casino/hotels. The remaining nine Atlantic City casino/hotels are located approximately one-half mile to one and one-half miles to the west on the Boardwalk or in the Marina area of Atlantic City.

             In recent years, competition for the gaming patron outside of Atlantic City has become extremely intense. In 1988, only Nevada and New Jersey had legalized casino operations. Currently, almost every state in the United States has some form of legalized gaming. Also, The Bahamas and other destination resorts in the Caribbean and Canada have increased the competition for gaming revenue. Directly competing with Atlantic City for the day-trip patron are two gaming properties on Indian reservations in Connecticut. One is a casino/hotel operated by the Pequot Tribe which currently has more than 4,500 slot machines and whose slot revenue for the year 1996 was almost $630,000,000, which is more than twice the slot revenue of the largest casino/hotel in
        Atlantic City. The other, the Mohegan Sun Casino which opened in October 1996 and is co-managed by a subsidiary of SIHL, has more than 2,600 slot machines. In 1993 the Oneida Indians opened a casino near Syracuse, New York, which they are now seeking to expand. Other Indian tribes in the states of New York and Rhode Island are seeking federal recognition in order to establish gaming operations which would further increase the competition for day-trip patrons. In addition, in late 1995 and during 1996, three racetracks in the State of Delaware began operating slot machines.

             This rapid expansion of casino gaming, particularly that which has been or may be introduced into jurisdictions in close proximity to Atlantic City, adversely affects the Company's operations as well as the Atlantic City gaming industry.

        Gaming Credit Policy

             Credit  is  extended  to  selected  gaming customers primarily in order to compete with other casino/hotels in Atlantic City which also extend credit to customers. Credit play represented 19% of table game volume at the Resorts Casino Hotel in 1996, 19% in 1995 and 21% in 1994. The credit play percentage of table game volume for the Atlantic City industry excluding RIH was 24% in 1996, 22% in 1995 and 23% in 1994. RIH's gaming receivables, net of allowance for uncollectible amounts, were $3,823,000, $3,813,000 and $4,216,000 as of December 31, 1996, 1995 and 1994, respectively. The collectibility of gaming receivables has an effect on results of operations and management believes that overall collections have been satisfactory. Atlantic City gaming debts are enforceable under the laws of New Jersey and certain other states, although it is not clear whether other states will honor this policy or enforce judgments rendered by the courts of New Jersey with respect to such debts.

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

        Employees

             During 1996 the Company had a maximum of approximately 3,800 employees, almost all of whom were located in Atlantic City. The Company believes that its employee relations are satisfactory.

             Approximately 1,600 of the Company's employees are represented by unions. Of these employees, approximately 1,200 are represented by the Hotel Employees and Restaurant Employees International Union Local 54, whose contract expires in September 1999. There are several union contracts covering other union employees.

             All of the Company's casino employees and casino hotel employees must be licensed under the Casino Control Act. Casino hotel employees are those employees whose work requires access to the casino, the casino simulcasting facility or restricted casino areas. Each casino and casino hotel employee must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training and experience and New Jersey residency. Hotel employees are no longer required to be registered with the Casino Control Commission.

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

             There were significant regulatory changes in recent years. In addition to the approval of new games, the Casino Control Act was amended to allow casinos to expand their casino floors before building the requisite number of hotel rooms, subject to approval of the Casino Control Commission. This amendment was designed to encourage hotel room construction by giving casino licensees an incentive and an added ability to generate cash flow to finance hotel construction. Previous law only allowed for casino expansion if a casino built new hotel rooms first. In addition, the minimum casino square footage has been increased from 50,000 square feet to 60,000 square feet for the first 500 qualifying rooms and allows for an additional 10,000 square feet for each additional 100 qualifying rooms over 500, up to a maximum of 200,000 square feet. Future costs of regulation have been reduced as new legislation (i) no longer requires hotel employees to be registered, (ii) extends the term for casino and casino key employee license renewals from two years to four years and (iii) allows greater efficiency by either reducing or eliminating the time permitted the Casino Control Commission to approve internal controls, patron complimentary programs and the movement of gaming equipment.

             Casino License

             A casino license is initially issued for a term of one year and must be renewed annually by action of the Casino Control Commission for the first two renewal periods succeeding the initial issuance of a casino license. The Casino Control Commission may renew a casino license for a period of four years, although the Casino Control
        Commission may reopen licensing hearings at any time. A license is not transferable and may be conditioned, revoked or suspended at any time upon proper action by the Casino Control Commission. The Casino Control Act also requires an operations certificate which, in effect, has a term coextensive with that of a casino license.

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

             In the event that entities or persons required to be qualified refuse or fail to qualify and fail to divest themselves of such security interest, the Casino Control Commission has the right to take any necessary action, including the revocation or suspension of the casino license. If any security holder of the licensee or its holding company or affiliate who is required to be qualified is found disqualified, it will be unlawful for the security holder to (i)
        receive  any  dividends  or  interest  upon  any such securities, (ii)
        exercise, directly or through any trustee or nominee, any right conferred by such securities or (iii) receive any remuneration in any form from the corporate licensee for services rendered or otherwise. The Amended and Restated Certificate of Incorporation of SINA provides that all securities of SINA are held subject to the condition that if the holder thereof is found to be disqualified by the Casino Control Commission pursuant to provisions of the Casino Control Act, then that holder must dispose of his or her interest in the securities. The Mortgage Notes, Junior Mortgage Notes and New Notes are all subject to the qualification, divestiture and redemption provisions under the Casino Control Act described herein. Because the Junior Mortgage Notes are traded as part of Units along with fractions of SIHL
        Ordinary Shares, for purposes of the Casino Control Act, these securities are analyzed as both debt and equity securities.

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

             License Fees, Taxes and Investment Obligations

             The Casino Control Act provides for casino license renewal fees, other fees based upon the cost of maintaining control and regulatory activities and various license fees for the various classes of employees. In addition, a casino licensee is subject annually to a tax of 8% of "gross revenue" (defined under the Casino Control Act as casino win, less provision for uncollectible accounts up to 4% of casino win) and license fees of $500 on each slot machine. Also, the Casino Control Act has been amended to create an Atlantic City fund (the "AC Fund") for economic development projects other than the construction and renovation of casino/hotels. Beginning in fiscal year 1995/1996 and for the following three fiscal years, if the amount of money expended by the Casino Control Commission and the Division of Gaming Enforcement is less than $57,300,000, the prior year s budget for these agencies, the amount of the difference is to be contributed to the AC Fund. Thereafter, beginning with fiscal year 1999/2000 and for the following three fiscal years, an amount equal to the average paid into the AC Fund for the previous four fiscal years shall be contributed to the AC Fund. Each licensee s share of the amount to be contributed to the AC Fund is based upon its percentage of the total industry gross revenue for the relevant fiscal year. After eight years, the casino licensee s requirement to contribute to this fund ceases.

             The following table summarizes, for the periods shown, the fees, taxes and contributions assessed upon the Company by the Casino Control Commission.

                                                    For the Year
                                          1996         1995          1994

        Gaming tax                    $20,661,000  $21,402,000   $19,996,000
        License, investigation,
         inspection and other fees      3,672,000    3,917,000     4,218,000
        Contribution to AC Fund           570,000      224,000

                                      $24,903,000  $25,543,000   $24,214,000


             The Casino Control Act, as originally adopted, required a licensee to make investments equal to 2% of the licensee's gross revenue (the

        "investment obligation") for each calendar year, commencing in 1979, in which such gross revenue exceeded its "cumulative investments" (as defined in the Casino Control Act). A licensee had five years from the end of each calendar year to satisfy this investment obligation or become liable for an "alternative tax" in the same amount. In 1984 the New Jersey legislature amended the Casino Control Act so that these provisions now apply only to investment obligations for the years 1979 through 1983. As discussed in Note 16 of Notes to Consolidated Financial Statements certain issues have been raised concerning the satisfaction of the Company's investment obligations for the years 1979 through 1983.

             Effective for 1984 and subsequent years, the amended Casino Control Act requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee's gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Licensees are required to make quarterly deposits with the CRDA against their current year investment obligations. The Company's investment obligations for the years 1996, 1995 and 1994 amounted to $3,229,000, $3,348,000 and
        $3,124,000, respectively, and, with the exception of minor credits received in 1995 and 1996 for making donations, have been satisfied by deposits made with the CRDA. At December 31, 1996, the Company held $6,859,000 face amount of bonds issued by the CRDA and had $19,701,000 on deposit with the CRDA. The CRDA bonds issued through 1996 have interest rates ranging from 3.9% to 7% and have repayment terms of between 20 and 50 years.

        Showboat Lease

             The  Showboat  has  739  guest rooms, a 60-lane bowling center, a
        77,000 square foot casino and a 20,000 square foot simulcast betting and poker room. The Showboat is situated on approximately 10 acres which are owned by the Company and leased to ACS pursuant to the Showboat Lease, a 99-year net lease dated October 26, 1983, as amended. The Showboat Lease provided for an initial annual rental, which commenced in March 1987, of $6,340,000, subject to annual adjustment based upon changes in the consumer price index. The annual rental was $8,805,000 for the 1996 lease year and is expected to approximate $9,050,000 for the 1997 lease year.

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

        Other Properties

             The Company owns approximately 39 acres, and has a lease with an option to purchase approximately 3 acres, at various sites in Atlantic City which the Company intends to develop or are available for sale. See "ITEM 2. PROPERTIES."

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

        Other Properties

             The Company owns various non-operating sites, approximating 39 acres, and has a lease with an option to purchase approximately three acres in Atlantic City that could be developed. Included in these parcels is the nine acres adjacent to the Resorts Casino Hotel which the Company intends to develop. The Company also owns the two acre
        site    of  the  former  Steeplechase  Pier  and  has  permits  for reconstruction of a pier on that site, which is directly across the Boardwalk from Resorts Casino Hotel. Zoning changes have been proposed in Atlantic City recently, which changes would allow casinos on five of the City's piers, including the Company's pier site. These proposed zoning rules would require developers to provide other attractions besides slot machines and hotel rooms.

             The Company also owns in fee an approximately 552 acre parcel located in Atlantic City on Blackhorse Pike, of which approximately 545 acres are considered to be woodlands and wetlands ("Great Island"). The Company also owns in fee various individual parcels of property located in the area of Atlantic City known as the South Inlet which in the aggregate constitute almost eight acres and a parcel in Atlantic City consisting of approximately six acres and a warehouse thereon. The Company is the owner of various additional properties at scattered sites in Atlantic City. Principal among these is the so-called "Trans Expo" site, approximately two acres located near the site of the new convention center.

             In recent years the commercial real estate market in Atlantic City has been in a generally depressed state; however, in the last year there has been a noticeable increase in interest by major casino/hotel companies to enter the Atlantic City gaming industry. The Company is currently engaged in preliminary negotiations to sell parcels in the South Inlet section as well as the Trans Expo site.

        ITEM 3.  LEGAL PROCEEDINGS

        U.S. Bankruptcy Court Action - Rogers

             On September 25, 1995, Nathan Rogers, then a shareholder of SINA, filed a Complaint in Adversary Proceeding in the Bankruptcy Court for the District of New Jersey (the "NJ Bankruptcy Court"), which Court approved the Company's 1990 plan of reorganization. The complaint alleges that the Company did not comply with its 1990 plan of reorganization in relation to the repayment by Merv Griffin of his $11,000,000 promissory note. The complaint further alleges that the Company violated the court order approving the 1990 plan of reorganization by filing a pre-packaged plan of reorganization in another district. The complaint seeks to have a trustee appointed for the Company and to have the issuance of SINA Common Stock to Merv
        Griffin pursuant to the 1990 plan of reorganization voided. The Company filed a motion to dismiss the proceeding before the NJ Bankruptcy Court. The hearing on that motion was held on April 29, 1996. On June 12, 1996 the Court dismissed the second claim. The Court declined to dismiss the claim regarding compliance with the repayment obligation on the basis that an issue of fact existed on whether Rogers received notice of the 1994 bankruptcy filing in Delaware. Discovery is proceeding. SINA has filed a motion for summary judgment which is returnable on April 17, 1997.

        U.S. District Court Action - SINA v. Lowenschuss

             As previously reported, in September 1989 SINA filed an action in the U.S. District Court for the Eastern District of Pennsylvania to recover certain sums paid to the defendant, as trustee for two
        Individual Retirement Accounts and the Fred Lowenschuss Associates Pension Plan (the "Pension Plan"), for SINA stock in the 1988 merger, in which SINA was acquired by Merv Griffin. This action was transferred to the NJ Bankruptcy Court in connection with the Company's former bankruptcy case commenced there in 1989.

             In February 1992, the NJ Bankruptcy Court issued an opinion granting partial summary judgment in favor of SINA on one of its six causes of action. The NJ Bankruptcy Court reserved the issue of remedies for trial.

             I n A ugust 1992, Fred Lowenschuss filed for chapter 11 reorganization in the U. S. Bankruptcy Court for the District of Nevada (the "Nevada Bankruptcy Court"). As a result, the NJ Bankruptcy Court stayed SINA's action against Lowenschuss.

             The Nevada Bankruptcy Court confirmed Fred Lowenschuss' plan of reorganization in October 1993. SINA appealed certain portions of the confirmation order and other orders of the Nevada Bankruptcy Court. In June 1994, the U. S. District Court for the District of Nevada (the

        "Nevada District Court") granted SINA's appeal in all respects. In October 1995, the U.S. Court of Appeals for the Ninth Circuit affirmed the Nevada District Court s ruling in all respects and in November 1995, the Court of Appeals denied Fred Lowenschuss petition for rehearing. On June 10, 1996, the United States Supreme Court denied Fred Lowenschuss' petition for a writ of certiorari.

             On November 2 and 3, 1995, the NJ Bankruptcy Court held a trial on the merits of SINA s claims against the trustee of the Pension Plan. The NJ Bankruptcy Court heard oral arguments on February 29, 1996 and has not yet rendered a final judgment.

             On March 8, 1996, Fred Lowenschuss, as trustee of various Lowenschuss children's trusts (the "Trusts"), and Laurance Lowenschuss, as trustee for the Pension Plan, filed a counterclaim and a third party claim against SINA and First Interstate Trust Company, in the NJ Bankruptcy Court alleging that the Pension Plan and the Trusts timely surrendered certain securities for exchange under the Company's 1990 plan of reorganization and that those securities were wrongfully dishonored and returned. The Company replied to the counterclaims in April 1996 and denied the allegations.

             In connection with that litigation, Laurance Lowenschuss, as trustee for the Pension Plan, and Fred Lowenschuss, as trustee of the Trusts and as custodian, filed an action in May 1996 against SINA for preliminary and permanent injunctive relief. The Lowenschusses sought an order from the U.S. Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court") to extend the post-confirmation bar date of the Plan and to secure the return of certain escrowed distributions to holders of Old Series Notes (as defined in the Plan). On May 9, 1996, the Delaware Bankruptcy Court entered an order, to which the parties had stipulated, extending the Lowenschuss' date of surrender for Old Series Notes through November 10, 1996; by stipulation, the date of surrender has been further extended through May 12, 1997; any funds held in escrow under the Plan will not be distributed before that date.

             The foregoing litigation and bankruptcy proceedings have spawned additional and related litigation, including the following: (i) an injunction action brought by Fred Lowenschuss, wherein the Nevada
        Bankruptcy Court enjoined SINA from proceeding against Fred Lowenschuss individually; the Nevada District Court dismissed appeals by both SINA and Fred Lowenschuss, and the Ninth Circuit, on March 6, 1997, affirmed the District Court's dismissal of Fred Lowenschuss' appeal; (ii) a malicious prosecution action brought by Fred Lowenschuss against SINA and its counsel that was dismissed by the Nevada Bankruptcy Court and the Nevada District Court; on March 6, 1997, the Ninth Circuit affirmed the District Court's dismissal of Lowenschuss' appeal and awarded SINA monetary sanctions, finding that Lowenschuss' appeal was frivolous; and (iii) an action filed by Laurance Lowenschuss, as trustee of the Pension Plan, in the Nevada District Court against SINA, which was transferred to the U.S. District Court for the District of New Jersey (the "NJ District Court"); in January 1996, the NJ District Court referred the matter to the NJ Bankruptcy Court which has stayed the action pending that Court's issuance of its decision on the merits of the November 2 and 3, 1995 trial.


        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The disclosure required by Item 4 has been omitted pursuant to General Instruction I of Form 10-K.


                                        PART II


        ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

             Since the Effective Time of the Merger, there has been no trading market for SINA Common Stock, all of which is owned by SIHL, or SINA's Class B Stock, all of which was canceled pursuant to the Merger.

             No  dividends  were paid on SINA stock during the last two fiscal
        years.    The  indentures  pursuant to which the New Notes were issued contain certain restrictions as to the payment of dividends by SINA.

            ITEM 6.  SELECTED FINANCIAL DATA

                 The information presented below should be read in conjunction with the consolidated financial statements, including notes thereto, presented under "ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

            (In Thousands of Dollars)
            <CAPTIONS>
                                                                         For the Year Ended December 31,
            Operating Information (Note A)                    1996        1995        1994         1993        1992
            Operating revenues (Note B)                     $291,945    $301,740    $353,016    $ 439,564    $436,934

            Earnings (loss) from operations (Note B)        $ 25,903    $ 41,678    $(48,570)   $  12,898    $ 21,502
            Recapitalization costs (Note C)                                           (5,232)      (8,789)     (2,848)
            Proceeds from Litigation Trust (Note D)                                    2,542
            Other income (deductions), net (Note E)          (25,640)    (25,779)    (47,631)    (105,273)    (73,456)

            Earnings (loss) before income taxes and
             extraordinary items                                 263      15,899     (98,891)    (101,164)    (54,802)
            Income tax benefit (expense) (Note F)                                                  (1,000)      1,348
            Earnings (loss) before extraordinary items           263      15,899     (98,891)    (102,164)    (53,454)
            Extraordinary items (Note G)                                             190,008
            Net earnings (loss)                             $    263    $ 15,899    $ 91,117    $(102,164)   $(53,454)


                                                                                 At December 31,
            Balance Sheet Information (Note A)                1996        1995        1994         1993        1992

            Total assets                                    $552,848    $338,451    $317,248    $ 575,785    $568,950

            Current maturities of long-term debt
             (Note H)                                       $    636    $    589    $      5    $ 466,336    $    828

            Long-term debt, excluding current
             maturities (Note H)                            $261,543    $217,356    $212,466    $  85,029    $460,712

            Shareholders' equity (deficit)                  $193,000    $ 25,947    $ 10,031    $(113,744)   $(17,262)


         /TABLE

         Notes to Selected Financial Data

        Note A: See Note 1 of Notes to Consolidated Financial Statements for a discussion of the Merger in 1996 and the related change in basis of accounting.

                See Note 3 of Notes to Consolidated Financial Statements for a description of the transactions that occurred in connection with the Restructuring, which was effective May 3, 1994.

                Changes in operations during the past five years include the following: As part of the Restructuring, on May 3, 1994, the Company sold its Paradise Island subsidiaries as well as assets of SINA and certain U.S. subsidiaries that supported the Paradise Island operations, and the Company's scheduled airline operation which serviced routes between South Florida and Paradise Island was effectively disposed of. See "SIHL Sale" in Note 3 of Notes to Consolidated Financial Statements.
        Note B: In 1996 operating revenues include net proceeds of $1,320,000 from the sale of approximately two acres of undeveloped property in Atlantic City and $65,000 of additional proceeds from a prior year's sale of various parcels in Atlantic City. Earnings from operations for 1996 include a net gain of $935,000 on these transactions.

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

        Note C: Recapitalization costs incurred in 1994, 1993 and 1992 relate to the Restructuring described in Note 3 of Notes to Consolidated Financial Statements.

        Note D: Proceeds from Litigation Trust represents cash distributed to the Company from a litigation trust (the "Litigation Trust") established under a previous plan of reorganization to pursue certain claims against a former affiliate.

        Note E: This item includes interest income, interest expense and amortization of debt discounts.

        Note F: For the year 1992 the Company accounted for income taxes in accordance with Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes." Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109,
        " A ccounting for Income Taxes." There was no effect on the accompanying financial data nor was there a cumulative effect of adopting this statement.

                See Note 14 of Notes to Consolidated Financial Statements for further discussion of income taxes for 1996, 1995 and 1994. In August 1993 tax law changes were enacted which resulted in an increase in the Company's federal income tax rate. This increase resulted in a $1,000,000 increase in the Company's deferred income tax liability and a deferred income tax provision of the same amount. The income tax benefit reported in 1992 represents federal income tax refunds.

        Note G: As  described  in  Note  3 of Notes to Consolidated Financial
        Statements, as part of the Restructuring the Company exchanged its Senior Secured Redeemable Notes due April 15, 1994 (the "Series Notes") for certain consideration. The difference between the carrying value of the Series Notes and the sum of the fair values of the items exchanged therefor resulted in a gain of $186,000,000 which is reported as an extraordinary item.

                In November 1994 RIH purchased 12,899 Units, then comprising $12,899,000 principal amount of Junior Mortgage Notes and 12,899 shares of Class B Stock of SINA, at a price of $6,740,000. The resulting gain of $4,008,000 was recorded as an extraordinary item.

        Note  H:These  items  are  presented  net  of  unamortized  premiums
        (discounts).


        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FINANCIAL CONDITION

        Liquidity

             At December 31, 1996, the Company's current assets included unrestricted cash and equivalents of $29,267,000. A substantial amount of the unrestricted cash and equivalents is required for day-to-day operations, including approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as additional cash balances necessary to meet current working capital needs.

             Significant cash outlays were made in the fourth quarter of 1996 in connection with the Merger and, although at December 31, 1996, the Company's current liabilities exceeded its current assets by $7,783,000, with the financial support of SIHL, management of the Company does not foresee any difficulty in meeting its current obligations as they become due.

        Capital Expenditures and Other Uses of Funds

             In recent years, capital expenditures have consistently been a significant use of financial resources. See capital additions by geographic and business segment in the table entitled "Identifiable Assets, Depreciation and Capital Additions" below.

             Capital expenditures in 1994 for Resorts Casino Hotel totaled $7,744,000 and included the purchase of 221 slot machines, most of which replaced older models, the purchase of equipment and minor renovations to accommodate keno and Caribbean stud poker and various other capital maintenance projects. Capital expenditures in 1995 at this property totaled $13,272,000. These included approximately $4,000,000 for the conversion of certain existing facilities into an additional 10,000 square feet of casino gaming area as the Company modified a portion of its bus waiting area to house approximately 155
        slot   machines  and  converted  Mr.  G  s  lounge  to  accommodate approximately 160 more slot machines. The cost noted above includes the cost of slot machines and related equipment. The Company also converted the space formerly occupied by the Celebrity Deli into a California Pizza Kitchen and the Oceanside cocktail lounge at a cost of approximately $2,900,000. The balance of capital expenditures for 1995 included approximately $900,000 for suite renovations, as well as
        various  other  capital  maintenance  projects.    Expenditures  for
        improvements at Resorts Casino Hotel during 1996 totaled $8,252,000. These included computer system upgrades, the purchase of 147 slot m a chines (replacements for older models), carpeting and other maintenance projects. During 1997, the Company expects to begin enhancing the Resorts Casino Hotel through the construction of additional parking, the renovation of approximately 500 of the hotel rooms and various improvements to public areas. The planning for such renovation has just recently begun, and the costs and schedule therefor have not yet been determined.

             In  1995  the Company acquired the 4.4 acre Chalfonte Site on the
        Boardwalk, adjacent to Resorts Casino Hotel, in exchange for certain non-operating real estate in the marina area of Atlantic City and approximately $6,100,000 in cash. In 1996 the Company entered into a five year lease with an option to purchase approximately three acres to the north of Resorts Casino Hotel. Also in 1996 RIH purchased an adjacent property and demolished the improvements on it and the newly leased property at an aggregate cost of approximately $4,900,000. In 1996 the Company was also successful in vacating the portion of North Carolina Avenue that lies between the Chalfonte Site and the Resorts Casino Hotel. In all, these parcels total more than nine acres, which are expected to be utilized in the Company's expansion plans. With the execution of the Merger Agreement, design activities on the project became very limited, although the Company continued with the process of obtaining certain permits. During 1996 the Company spent approximately $4,700,000 on Chalfonte project development costs, including capitalized interest and real estate taxes.

             Subsequent to closing the Merger, officials of SIHL announced plans to transform Resorts Casino Hotel into a highly themed resort. At present, the project is in the conceptual design stage and detailed planning is expected to begin in 1998. The expansion is expected to include additional hotel rooms and a highly themed casino and entertainment complex. The size and scope of the expansion depend, in part, upon the amount of additional land the Company is able to acquire. In addition, the Company's ability to carry out the expansion depends on a number of other factors, including receipt of adequate financing and certain state and local approvals.

             In November 1994 RIH purchased 12,899 Units, then comprising $12,899,000 principal amount of Junior Mortgage Notes and 12,899 shares of Class B Stock, for $6,740,000.

             Other significant uses of funds in recent years have been costs of $6,417,000 in 1996 related to the Merger and costs of $8,738,000 in 1994 related to the Restructuring.

        Capital Resources and Other Sources of Funds

             In March 1997 the Company purchased $119,645,000 principal amount of Mortgage Notes and $21,001,000 principal amount of Junior Mortgage Notes upon consummation of the Offer. The purchase price and Consent Payments for purchasing these tendered securities, excluding accrued interest, totaled $153,712,000. In connection with the Offer and Solicitation, SIHL and SINA issued $200,000,000 principal amount of New Notes in a private placement which, after costs, resulted in net proceeds to the Company of approximately $194,000,000. The majority of these proceeds were used to fund the Offer; the balance of the proceeds will be used for general corporate purposes. See Note 18 of Notes to Consolidated Financial Statements for further discussion of these transactions.

             During 1996, 1995 and 1994 operations were the most significant source of funds to the Company.

             In 1995, in connection with the casino expansion at Resorts Casino Hotel, the Company financed the purchase of slot machines and related equipment with a $1,815,000 bank loan.

             In 1994 The Griffin Group, Inc., a corporation controlled by Merv Griffin, then Chairman of the Board of SINA, paid the $3,008,000 balance due SINA under a promissory note.

        RESULTS OF OPERATIONS

        Revenues

                                           For the Year Ended December 31,
        (In Thousands of Dollars)            1996       1995       1994

        Casino/hotel:
          Atlantic City, New Jersey:
            Casino                         $257,081   $267,757   $250,482
            Rooms                             6,547      6,978      7,134
            Food and beverage                13,044     12,704     14,609
            Other casino/hotel                5,145      5,787      4,508
                                            281,817    293,226    276,733

          Paradise Island, The Bahamas(a):
            Casino                                                 28,115
            Rooms                                                  13,419
            Food and beverage                                      13,646
            Other casino/hotel                                      7,708
                                                 -0-        -0-    62,888

          Total casino/hotel                281,817    293,226    339,621

        Real estate related -
         Atlantic City, New Jersey           10,128      8,501      8,813
        Airline(a)                                                  5,674
        Other segments                                      13         12
        Intersegment eliminations                                  (1,104)

        Revenues from operations           $291,945   $301,740   $353,016

        (a)  These operations were disposed of through the SIHL Sale.


             Casino/hotel - Atlantic City, New Jersey

             Casino revenues at RIH decreased by $10,676,000 in 1996 and increased by $17,275,000 in 1995. In 1996 RIH's slot win decreased by $7,050,000 due primarily to a decrease in hold percentage (ratio of casino win to total amount wagered for slots or total amount of chips purchased for table games), though the total amount wagered also decreased. In 1996 the Company's table game win decreased by $3,183,000 as the effects of a decrease in amounts wagered were partially offset by the effects of an increased hold percentage.

             Two factors negatively affected the Company's performance in 1996
        - heightened competition for patrons in the Atlantic City market and severe weather conditions during the first quarter of 1996.

             A s competition for patrons has intensified, promotions - complimentary services (rooms, food and beverage provided to patrons without charge), cash giveaways and events - have increased. Commencing in late 1995, and escalating dramatically in 1996, certain competitors increased complimentaries and cash giveaways. Although the Company did increase its promotions somewhat in early 1996 and more significantly during the second and third quarters, it has elected not to keep pace with the industry's increased promotions due to the belief that the resulting increase in gaming win would not be sufficient to justify the incremental costs incurred. (In this regard, see "Casino/hotel - Atlantic City, New Jersey" under "Contribution to Consolidated Earnings (Loss) Before Extraordinary Items" for a discussion of RIH's increased costs of promotions.) Consequently, the Company's market share of revenues has suffered. Adding to the competition for patrons, expansions at two competing Atlantic City properties opened in May 1996 which, combined, added approximately 1,100 hotel rooms and approximately 85,000 square feet of gaming space. Several other companies have announced plans to expand existing or construct new casino/hotels in Atlantic City. See "New Convention Center and Casino/Hotel Expansions" under "ITEM 1. BUSINESS - (c) Narrative Description of Business" for related discussion. The Company can give no assurance that the increased cost of obtaining gaming revenues will not continue in future periods.

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

             In 1995 RIH s slot win increased by $16,310,000, due to increased amounts wagered, and its table game win increased by $2,275,000, primarily due to an increase in hold percentage. The increased amounts wagered by slot patrons reflect the Company s 10,000 square-foot casino expansion during 1995, which enabled RIH to increase its number of slot machines by more than 15%, as well as increased emphasis on bus and junket air programs.

             Casino/hotel - Paradise Island, The Bahamas

             The Company's Paradise Island casino/hotel facilities were disposed of in the SIHL Sale effective May 3, 1994. The Company's
        Paradise Island revenues for 1994 reflect the Company's operation of the Paradise Island properties through April 30, 1994.

             Real Estate Related

             Atlantic City real estate related revenues in 1996, 1995 and 1994 largely represent rent from ACS pursuant to the Showboat Lease. Such rent receipts are restricted for the payment of interest on the Showboat Notes. See Note 8 of Notes to Consolidated Financial Statements. Atlantic City real estate related revenues for 1996 and 1994 also include $1,385,000 and $534,000, respectively, from the sale of certain properties in Atlantic City.

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

        Contribution to Consolidated Earnings (Loss)
         Before Extraordinary Items

                                           For the Year Ended December 31,
        (In Thousands of Dollars)            1996       1995       1994

        Casino/hotel:
          Atlantic City, New Jersey        $  9,508   $ 26,346   $ 20,791
          Paradise Island, The
           Bahamas(a)                                              10,206
                                              9,508     26,346     30,997
        Real estate related -
         Atlantic City, New Jersey           10,473      8,156    (13,494)
        Airline(a)                                                     (7)
        Other segments                          127       (114)       (19)
        Management fees, net of
         corporate expense                    5,795      7,290      6,416
        Loss on SIHL Sale                                         (72,463)
        Earnings (loss) from operations 25,903 41,678 (48,570) Other income (deductions):
          Interest income                     3,233      3,518      2,686
          Interest expense                  (24,529)   (25,318)   (35,271)
          Amortization of debt discounts     (4,344)    (3,979)   (15,046)
          Recapitalization costs                                   (5,232)
          Proceeds from Litigation Trust                            2,542
        Earnings (loss) before
         extraordinary items               $    263   $ 15,899   $(98,891)

        (a)  These operations were disposed of through the SIHL Sale.


             Casino/hotel - Atlantic City, New Jersey

             Casino, hotel and related operating results decreased by $16,838,000 for 1996 due to a combination of decreased revenues discussed above and a net increase in operating expenses. The most significant variances in operating expenses were increases in casino promotional costs ($7,600,000) and payroll and related expenses ($1,900,000) and decreases in the accrual for performance and incentive bonuses ($1,700,000), depreciation expense ($1,100,000) and casino win taxes ($700,000). Casino promotional costs increased primarily due to cash giveaways to bus patrons as the cash giveaway per person increased significantly, though the Company's number of bus passengers was down slightly. The increase in payroll and related costs was due to increased costs of union and other benefits and, to a lesser extent, increased salary and wage rates; the average number of employees was down slightly.

             Casino, hotel and related operating results increased by $5,555,000 for 1995 as the increased revenues described above were partially offset by a net increase in operating costs. The most significant variances in operating expenses were increases in casino promotional costs ($7,300,000), casino win tax ($1,500,000), payroll and related costs ($1,000,000) and the accrual for performance and incentive bonuses ($1,000,000). Casino promotional costs increased due to an expanded junket air program as well as increases in the amount of cash giveaway to bus patrons. Casino win tax increased relative to the increase in casino revenues. Payroll and related costs increased due to increased salary and wage rates, as the average number of employees was down slightly for the year.

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

             Real Estate Related

             Atlantic City real estate related results for 1994 include a charge of $20,525,000 for the write-down of certain non-operating properties to net realizable value. See Note 13 of Notes to Consolidated Financial Statements. The comparison of earnings from Atlantic City real estate related activities is also affected by (i) a 1996 gain of $935,000 on sales of certain properties in Atlantic City,
        (ii) credits of $680,000 in 1996 and $400,000 in 1995 resulting from the favorable settlement of certain prior years property tax appeals, ( i ii) a $580,000 credit in 1996 from a favorable litigation settlement, (iv) a loss of $99,000 in 1994 on sales of certain properties in Atlantic City and (v) annual increases in rental income under the Showboat Lease described above.

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

             Management Fees, Net of Corporate Expense

             This segment includes credits for management fees which SINA charges certain subsidiaries based on three percent of their gross revenues. The corresponding charges are included in the segments where the respective subsidiary's operations are reported. Management fees charged by SINA to RIH amounted to $9,363,000, $9,651,000 and $9,082,000 in 1996, 1995 and 1994, respectively. Management fees charged to other subsidiaries totaled $21,000 in 1996 and $1,971,000 in 1994.

             Management fees, net of corporate expense, for 1995 includes a $1,000,000 credit from a favorable litigation settlement.

             Loss on SIHL Sale

             See Note 3 of Notes to Consolidated Financial Statements for a description of the SIHL Sale.

             Other Income (Deductions)

             The decreases in interest expense and amortization of debt discounts for 1995 are attributable to the Restructuring, which resulted in a significant decrease in the principal amount of debt outstanding as well as a reduction in interest rates. Also affecting the comparison of these expenses is the fact that the Company stopped accruing interest and amortizing debt discounts on the Series Notes as
        of    March  21,  1994,  the  date  the  Company  entered  bankruptcy proceedings, while the accrual of interest and amortization of discounts on the Mortgage Notes and the Junior Mortgage Notes did not start until May 3, 1994. See Note 8 of Notes to Consolidated Financial Statements for a description of the Mortgage Notes and Junior Mortgage Notes.

             Recapitalization   costs  in  1994  include  costs  of  financial
        advisers retained to assist in the development and analysis of financial alternatives which resulted in the Restructuring and other
        legal    and  advisory  fees  incurred  in  connection  with  such
        Restructuring. Also, in 1994 the Company recorded credits of $3,256,000 resulting from the reversal of reserves provided in connection with the Company's 1990 plan of reorganization.

             Proceeds from Litigation Trust represent the distribution that the Company received as a holder of units of beneficial interest in the litigation trust established under the Company's 1990 plan of reorganization.

             Income Taxes

             See Note 14 of Notes to Consolidated Financial Statements for a discussion of the Company's income taxes during the years 1994 through 1996.

                                        Identifiable Assets, Depreciation and Capital Additions
                                                       (In Thousands of Dollars)

                                                        Identifiable assets
                                                         Less accumulated
                                                         depreciation and
                                              Gross          valuation         Net                           Capital
                                              assets        allowances        assets        Depreciation    additions

                                                                                                For the Year Ended
                                                       December 31, 1996 (a)                     December 31, 1996
            Casino/hotel - Atlantic City,
             New Jersey                      $353,253        $ (3,758)       $349,495          $12,364       $13,126

            Real estate related -
             Atlantic City, New Jersey        185,928                         185,928                          5,368

            Corporate (b)                      17,425                          17,425               22             4

                                             $556,606        $ (3,758)       $552,848          $12,386       $18,498



                                                                                                For the Year Ended
                                                         December 31, 1995                       December 31, 1995

            Casino/hotel - Atlantic City,
             New Jersey                      $269,595        $(65,747)       $203,848          $13,434       $13,272

            Real estate related -
             Atlantic City, New Jersey         93,799                          93,799

            Other segments                        100                             100                             27

            Corporate (b)                      40,754             (50)         40,704               18            47

                                             $404,248        $(65,797)       $338,451          $13,452       $13,346
            /TABLE

                                        Identifiable Assets, Depreciation and Capital Additions
                                                       (In Thousands of Dollars)

                                                      Identifiable assets
                                                        Less accumulated
                                                        depreciation and
                                              Gross         valuation         Net                           Capital
                                              assets       allowances       assets          Depreciation   additions

                                                                                                For the Year Ended
                                                         December 31, 1994                       December 31, 1994
            Casino/hotel:
              Atlantic City, New Jersey      $254,419       $(52,891)      $201,528           $13,205       $ 7,744
              Paradise Island, The
               Bahamas (c)                                                                      3,732         1,958
                                              254,419        (52,891)       201,528            16,937         9,702

            Real estate related -
             Atlantic City, New Jersey         87,647                        87,647

            Airline (c)                                                                           276           186

            Corporate (b)                      28,107            (34)        28,073                37            36

                                             $370,173       $(52,925)      $317,248           $17,250       $ 9,924



            (a)   See  Note  1 of Notes to Consolidated Financial Statements for a discussion of the Merger in 1996 and the related change in basis of accounting.

            (b)   Includes  cash  equivalents,  restricted  cash equivalents not pledged for operations and other corporate assets.

            (c)   These operations were disposed of through the SIHL Sale.
            /TABLE

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The Company's consolidated financial statements and supplementary data are presented on the following pages:
                                                                       Page
        Financial Statements                                         Reference

             Report of Independent Auditors                             39

             Consolidated Balance Sheets at December 31,
              1996 and 1995                                             40

             Consolidated Statements of Operations for the
              years ended December 31, 1996, 1995 and 1994              42

             Consolidated Statements of Cash Flows for the
              years ended December 31, 1996, 1995 and 1994              43

             Consolidated Statements of Changes in
              Shareholders' Equity for the years ended
              December 31, 1996, 1995 and 1994                          44

             Notes to Consolidated Financial Statements                 45
             Financial Statement Schedule:

               Schedule II:   Valuation Accounts for the
                               years ended December 31,
                               1996, 1995 and 1994                      68


        Supplementary Data
             Selected Quarterly Financial Data (Unaudited)              69

                            REPORT OF INDEPENDENT AUDITORS


        The Board of Directors and Shareholder
        Sun International North America, Inc.

             We have audited the accompanying consolidated balance sheet of Sun International North America, Inc. (formerly Griffin Gaming & Entertainment, Inc.) as of December 31, 1996 (post-acquisition basis). We have also audited the accompanying consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996 (pre-acquisition basis). Sun International North America, Inc. is a wholly owned subsidiary of Sun International Hotels Limited. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun International North America, Inc. at December 31, 1996 (post-acquisition basis), and at December 31, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 (pre-acquisition basis), in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement s c hedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                         /s/ Ernst & Young LLP

        Philadelphia, Pennsylvania
        February 14, 1997,
        except for Note 18, as to which the date is March 17, 1997

                         SUN INTERNATIONAL NORTH AMERICA, INC.
                              CONSOLIDATED BALANCE SHEETS
                               (In Thousands of Dollars)

                                                        December 31,
                                                    1996           1995
        Assets                                    (Note 1)

        Current assets:
          Cash (including cash equivalents
           of $11,926 and $35,515)                $ 29,267       $ 51,210
          Restricted cash equivalents                4,538          4,362
          Receivables, net                           7,468          7,910
          Inventories                                1,194          2,447
          Prepaid expenses                           2,055          6,615
            Total current assets                    44,522         72,544

        Land held for investment,
         development or resale                     185,769         93,795

        Property and equipment:
          Land and land rights                      73,576         54,384
          Land improvements                            932            158
          Hotels and other buildings               122,642        116,318
          Furniture, machinery and equipment        13,746         50,142
          Construction in progress                      65            200
                                                   210,961        221,202
          Less accumulated depreciation                           (62,227)
            Net property and equipment             210,961        158,975

        Deferred charges and other assets           12,673         13,137
        Goodwill                                    98,923
                                                  $552,848       $338,451


        See Notes to Consolidated Financial Statements.

                         SUN INTERNATIONAL NORTH AMERICA, INC.
                              CONSOLIDATED BALANCE SHEETS
                      (In Thousands of Dollars, except par value)

                                                        December 31,
        Liabilities and Shareholders'               1996            1995
         Equity                                   (Note 1)

        Current liabilities:
          Current maturities of long-term debt    $    636       $     589
          Accounts payable and accrued
           liabilities                              51,669          41,209
            Total current liabilities               52,305          41,798
        Long-term debt, net of unamortized
         premiums (discounts)                      261,543         217,356

        Deferred income taxes                       46,000          53,350

        Commitments and contingencies (Note 16)

        Shareholders' equity:
          SINA Common Stock - 100 and
           7,941,035 shares outstanding -
           $.01 par value                                               79
          Class B Stock - 35,000 shares
           outstanding in 1995 - $.01 par
           value
          Capital in excess of par                 193,000         129,572
          Accumulated deficit                                     (103,704)
            Total shareholders' equity             193,000          25,947

                                                  $552,848       $ 338,451

        See Notes to Consolidated Financial Statements.

                         SUN INTERNATIONAL NORTH AMERICA, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands of Dollars)

                                           For the Year Ended December 31,
                                             1996       1995       1994

        Revenues:
          Casino                           $257,081   $267,757   $278,597
          Rooms                               6,547      6,978     20,553
          Food and beverage                  13,044     12,704     28,255
          Other casino/hotel revenues         5,145      5,800     12,216
          Other operating revenues                                  4,582
          Real estate related                10,128      8,501      8,813
                                            291,945    301,740    353,016

        Expenses:
          Casino                            163,785    156,091    160,371
          Rooms                               3,592      3,698      6,030
          Food and beverage                  14,985     14,235     25,131
          Other casino/hotel operating
           expenses                          33,636     34,281     46,446
          Other operating expenses                                  3,483
          Selling, general and
           administrative                    37,658     38,305     49,887
          Depreciation                       12,386     13,452     17,250
          Write-down of non-operating
           real estate                                             20,525
          Loss on SIHL Sale                                        72,463
                                            266,042    260,062    401,586

        Earnings (loss) from operations 25,903 41,678 (48,570) Other income (deductions):
          Interest income                     3,233      3,518      2,686
          Interest expense, net of $977
           capitalized in 1996              (24,529)   (25,318)   (35,271)
          Amortization of debt discounts     (4,344)    (3,979)   (15,046)
          Recapitalization costs                                   (5,232)
          Proceeds from Litigation Trust                            2,542
        Earnings (loss) before
         extraordinary items                    263     15,899    (98,891)
        Extraordinary items                                       190,008
        Net earnings                       $    263   $ 15,899   $ 91,117


        See Notes to Consolidated Financial Statements.

                                                 SUN INTERNATIONAL NORTH AMERICA, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In Thousands of Dollars)
                                                                                    For the Year Ended December 31,
                                                                                 1996             1995            1994
            Cash flows from operating activities:
              Cash received from customers                                    $ 289,194        $ 300,089       $ 347,896
              Cash paid to suppliers and employees                             (261,184)        (242,511)       (285,343)
                Cash flow from operations before interest and income taxes       28,010           57,578          62,553
              Interest received                                                   3,254            3,431           2,882
              Interest paid, net of amount capitalized                          (24,430)         (25,088)        (15,002)
              Income taxes paid                                                    (244)            (353)           (285)
                Net cash provided by operating activities                         6,590           35,568          50,148

            Cash flows from investing activities:
              Cash proceeds from SIHL Sale, net of cash balances
               transferred                                                                                        39,747
              Payments for property and equipment, including capitalized
               interest and property taxes                                      (18,498)         (13,093)         (9,924)
              Purchase of land held for investment, development or resale        (1,177)          (6,154)
              Purchase of 12,899 Units                                                                            (6,740)
              Proceeds from sales of land held for investment, development
               or resale                                                          1,385                              650
              CRDA deposits and bond purchases                                   (3,070)          (3,152)         (3,044)
                Net cash provided by (used in) investing activities             (21,360)         (22,399)         20,689

            Cash flows from financing activities:
              Payments of Merger costs                                           (6,417)
              Proceeds from borrowing                                                              1,815
              Cash (including cash proceeds of SIHL Sale) distributed
               to noteholders                                                                                   (103,434)
              Collection of note receivable from related party                                                     3,008
              Payments of recapitalization costs                                                                  (8,738)
              Proceeds from Litigation Trust                                                                       2,542
              Repayments of non-public debt                                        (589)            (320)           (118)
              Proceeds from exercise of stock options                                 9               17
                Net cash provided by (used in) financing activities              (6,997)           1,512        (106,740)

            Net increase (decrease) in cash and cash equivalents                (21,767)          14,681         (35,903)
            Cash and cash equivalents at beginning of period                     55,572           40,891          76,794
            Cash and cash equivalents at end of period                        $  33,805        $  55,572       $  40,891

            See Notes to Consolidated Financial Statements.
            /TABLE

                                                 SUN INTERNATIONAL NORTH AMERICA, INC.
                                       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                       (In Thousands of Dollars)

                                                         SINA                    Capital
                                                        Common      Class B     in excess      Accumulated      Notes
                                                        Stock        Stock       of par          deficit      receivable
            Balance at December 31, 1993                $ 202                   $102,092       $(210,720)      $(5,318)

            Shares issued to financial advisers in
             settlement of recapitalization costs           6                        859
            Reduction of Group Note applied to
             prepaid services                                                                                    2,310
            Collection of Group Note                                                                             3,008
            Shares issued in exchange for Series
             Notes                                        170         $-0-        24,245
            Shares issued to affiliate of Griffin
             Group in satisfaction of final
             payment under service agreement               19                      2,041
            Net earnings for year 1994                                                            91,117
            Balance at December 31, 1994                  397          -0-       129,237        (119,603)           -0-

            Reverse Stock Split                          (318)                       318
            Issuance of shares for stock options
             exercised                                                                17
            Net earnings for year 1995                                                            15,899
            Balance at December 31, 1995                   79          -0-       129,572        (103,704)           -0-

            Issuance of shares for stock options
             exercised                                                                 9
            Net earnings for year 1996                                                               263
            Transactions relating to Merger:
              Cancel public shares                        (79)         -0-            79
              Issue shares to SIHL
              Eliminate pre-Merger accumulated deficit                          (103,441)        103,441
              Fair value adjustments                                             166,781
            Balance at December 31, 1996 (Note 1)       $  -0-        $-0-      $193,000       $      -0-     $     -0-

            See Notes to Consolidated Financial Statements.
            /TABLE

                          SUN INTERNATIONAL NORTH AMERICA, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        NOTE 1 - MERGER AND BASIS OF ACCOUNTING
             Sun International North America, Inc. ("SINA") is a holding company which, through its indirect wholly owned subsidiary, Resorts International Hotel, Inc. ("RIH"), is principally engaged in the ownership and operation of Resorts Casino Hotel in Atlantic City, New Jersey. SINA was known as Resorts International, Inc. until June 30, 1995, and as Griffin Gaming & Entertainment, Inc. from June 30, 1995 until February 6, 1997. "SINA" is used herein to refer to the corporation for all periods. The term "Company" as used herein includes SINA and/or one or more of its subsidiaries, as the context may require.

             On December 16, 1996 (the "Effective Time"), SINA became a wholly owned subsidiary of Sun International Hotels Limited ("SIHL"), a corporation organized under the laws of the Commonwealth of The Bahamas, when Sun Merger Corp., a wholly owned subsidiary of SIHL, was merged with and into SINA (the "Merger"). The Merger was consummated pursuant to an Agreement and Plan of Merger dated as of August 19, 1996 and amended as of October 10, 1996 (the "Merger Agreement"). The Merger Agreement was adopted by SINA's shareholders at a special meeting held on December 10, 1996.

             Pursuant to the Merger Agreement, each share of SINA common stock, $.01 par value per share (the "SINA Common Stock"), outstanding immediately prior to the Effective Time of the Merger was converted into the right to receive .4324 of a fully paid and nonassessable ordinary share, $.001 par value per share, of SIHL (the "Ordinary Shares"). Cash is being paid to holders of SINA Common Stock in lieu of any fractional Ordinary Shares. Also pursuant to the terms of the Merger Agreement, each issued and outstanding share of Class B common stock, $.01 par value per share, of SINA (the "Class B Stock") was converted into the right to receive .1928 of a fully paid and nonassessable Ordinary Share. Since the Effective Time, each .1928 Ordinary Share received in exchange for a share of Class B Stock trades as part of a unit (the "Units") along with $1,000 principal amount of 11.375% Junior Mortgage Notes due December 15, 2004 (the "Junior Mortgage Notes") issued by Resorts International Hotel Financing, Inc. ("RIHF"), a subsidiary of SINA.
             The Merger was accounted for as a purchase and, according to an accounting practice known as "push-down" accounting, the Company adjusted its consolidated net assets to reflect the amount of SIHL's investment in SINA. In doing so, the Company's consolidated assets and liabilities were adjusted to their estimated fair values based on independent appraisals, evaluations, estimations and other studies. As such appraisals and other valuations are incomplete at this time,
        the   fair  value  adjustments  reflected  herein  are  management's preliminary
        determination of such values based on information currently available. Once all appraisals and valuations are complete, it is possible that additional valuation adjustments may be required. The allocation of the excess of SIHL's investment in SINA over SINA's net book value was as follows:

        (In Thousands of Dollars)

             Decrease in current assets                  $(13,475)
             Increase in land held for investment,
              development or resale                        91,247
             Increase in property and equipment            45,618
             Decrease in deferred charges and other
              assets                                      (11,602)
             Increase in goodwill                          98,923
             Increase in current liabilities              (10,878)
             Increase in long-term debt                   (40,479)
             Decrease in deferred tax liability             7,427

                                                         $166,781


             Goodwill, the excess of SIHL's investment over the fair value of SINA's net assets, will be amortized on the straight-line basis over 40 years.
             The appraisals and other valuation methods used to establish fair values of certain of the Company's property and equipment also provided revised estimates of remaining depreciable lives of such assets which, particularly for hotels and other buildings, were greater than those previously used by the Company.

             Because the impact of the basis adjustments on the Company's consolidated statement of operations for the period between the Effective Time and December 31, 1996, was immaterial, the Company recorded the basis adjustments as of December 31, 1996. The impact on
        the   Company's  operations  will  be  reflected  in  the  Company's consolidated statements of operations commencing January 1, 1997.

        Pro Forma Information (Unaudited)

             The following unaudited pro forma information reflects the results of the Company's operations as though the Merger had occurred at the beginning of each year presented and includes (i) adjustments for amortization of goodwill, (ii) changes in amortization of debt discounts (premiums) and depreciation due to basis adjustments, (iii) for 1996, elimination of a gain on a property sale and (iv) tax effects. The pro forma information is not necessarily indicative of future results or what the Company's results of operations would actually have been had the Merger occurred at the beginning of each year.

        (In Thousands of Dollars)                   1996           1995

             Operating revenues                   $291,945       $301,740
             Net earnings                         $  2,283       $ 10,776

        NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

             The consolidated financial statements include the accounts of SINA and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

        Complimentary Services

              The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The retail value of such complimentary services excluded from revenues amounted to $30,267,000, $28,494,000 and $28,982,000 for the years 1996, 1995 and
        1994,   respectively.    The  rooms,  food  and  beverage,  and  other
        casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department for complimentary
        services  provided  to  casino  patrons.    These  allocations  do not
        necessarily represent the incremental cost of providing such complimentary services to casino patrons. Amounts allocated to the casino department from the other operating departments were as follows:

        (In Thousands of Dollars)            1996       1995       1994

        Rooms                              $ 5,190    $ 4,813    $ 4,236
        Food and beverage                   17,035     16,846     15,787
        Other casino/hotel operations        6,586      6,403      7,467
        Total allocated to casino          $28,811    $28,062    $27,490


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

        Property and Equipment

             For the periods presented herein, property and equipment have been depreciated over the estimated useful lives reported below using the straight-line method for financial reporting purposes.


             Land improvements                          10 years

             Hotels and other buildings               10 - 28 years

             Furniture, machinery and equipment        3 - 5 years


             In conjunction with the Merger, certain estimated useful lives have been revised and will be used to depreciate property and equipment for financial reporting purposes commencing in 1997.

        Capitalized Interest and Property Taxes

             Interest is capitalized on construction expenditures and land under development at the weighted average rate of the Company's public long-term debt excluding one such issue which is non-recourse to the Company. Property taxes assessed on land under development are also capitalized.

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

        Income Taxes

             SINA and all of its domestic subsidiaries file consolidated U.S. federal income tax returns.

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

             There are no income taxes in The Bahamas and the income of SINA's former Bahamian subsidiaries was generally not subject to U.S. federal income taxation until it was distributed to a U.S. parent. Deferred federal income taxes were provided on the undistributed earnings of Bahamian subsidiaries until their disposition.

        Per Share Data
             Because of the Merger, which resulted in a single shareholder of SINA, per share data is not meaningful or comparable to that disclosed in prior years' financial statements. As a result, no per share data is included herein.

        NOTE 3 - 1994 RESTRUCTURING

             In  April  1994  the  Company  s  prepackaged  bankruptcy plan of reorganization (the "Plan") was confirmed by the United States Bankruptcy Court for the District of Delaware and on May 3, 1994 (the "Restructuring Date") the Plan became effective. The Company s reorganization under the Plan (the "Restructuring") included, among other things, (i) the sale of the Company s Paradise Island operations and properties (the "SIHL Sale") and (ii) the exchange of $481,907,000 principal amount of Senior Secured Redeemable Notes due April 15, 1994 (the "Series Notes") for $160,000,000 principal amount of new debt securities (see Note 8), 40% of SINA Common Stock on a fully diluted basis (excluding certain stock options) as of the Restructuring Date, the proceeds from the SIHL Sale and approximately $36,700,000 cash. Included in the cash distributed to noteholders was a $2,542,000 cash distribution which the Company received from a litigation trust (the "Litigation Trust") established under a previous plan of reorganization to pursue certain claims against a former affiliate.

             The difference between the carrying value of the Series Notes and the sum of the fair values of the items exchanged therefor resulted in a gain of $186,000,000 which was reported as an extraordinary item.

        SIHL Sale
             Sun International Investments Limited ("SIIL"), then an unrelated party, acquired a 60% interest in the Company s Paradise Island operations, through SIHL, a subsidiary of SIIL formed for that purpose. SIIL purchased 60% of the capital stock of SIHL for $90,000,000 plus interest at 7.5% from January 1, 1994 through the Restructuring Date. Pursuant to the purchase agreement, SIHL then purchased 100% of the equity of Resorts International (Bahamas) 1984 Limited, SINA s former indirect Bahamian subsidiary which, along with its subsidiaries, owned and operated the Company s Paradise Island properties. Also, certain subsidiaries of SIHL acquired certain assets of SINA and its U.S. subsidiaries which supported the Paradise Island operations and assumed certain related liabilities. The purchase price received from SIHL was $65,000,000 in cash, plus interest at 7.5% from January 1, 1994 through the Restructuring Date, and 2,000,000 Series A Ordinary Shares of SIHL (the "SIHL Shares") which, at that time, amounted to the remaining 40% of the capital stock of SIHL. These cash proceeds as well as the SIHL Shares were distributed to holders of Series Notes pursuant to the Plan.

             Although the SIHL Sale was effective May 3, 1994, the consolidated statements of operations and cash flows reflect the Paradise Island operations through April 30, 1994. The loss on SIHL Sale represents the difference between the carrying values and the fair values of the assets and equity interests sold.

        Recapitalization Costs

             Recapitalization   costs  in  1994  include  costs  of  financial
        advisers retained to assist in the development and analysis of financial alternatives which resulted in the Restructuring and other
        legal    and  advisory  fees  incurred  in  connection  with  such
        Restructuring. Also, recapitalization costs for 1994 include credits of $3,256,000 recorded in the fourth quarter resulting from the reversal of reserves provided in connection with the Company's 1990 plan of reorganization.

        NOTE 4 - CASH EQUIVALENTS

             Cash equivalents at December 31, 1996 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which the Company had not taken delivery of the underlying securities and investments in a money market fund which invests exclusively in U.S. Treasury obligations.

             Restricted cash equivalents included $3,694,000 and $3,595,000 at December 31, 1996 and 1995, respectively, of escrowed Showboat Lease (defined in Note 8) payments and accrued interest thereon.

        NOTE 5 - RECEIVABLES

             Components of receivables at December 31 were as follows:

        (In Thousands of Dollars)                   1996           1995
        Gaming                                    $ 7,449        $ 7,332
          Less allowance for doubtful accounts     (3,626)        (3,519)
                                                    3,823          3,813
        Non-gaming:
          Hotel and related                           802          1,163
          Contracts and notes                         198            205
          Other                                     2,777          2,780
                                                    3,777          4,148
          Less allowance for doubtful accounts       (132)           (51)
                                                    3,645          4,097

                                                  $ 7,468        $ 7,910


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

             Effective for 1984 and subsequent years, the amended Casino Control Act requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA, or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee's gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Since 1985, a licensee has been required to make quarterly deposits with the CRDA against its current year investment obligation.
                The CRDA bonds have interest rates ranging from 3.9% to 7% and have repayment terms of between 20 and 50 years. RIH records charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges in 1996, 1995 and 1994 for discounts on obligations arising in those years were $1,505,000, $1,567,000 and $1,461,000, respectively.

             From time to time RIH has donated certain funds it has had on deposit with the CRDA in return for either relief from its obligation to purchase CRDA bonds or credits against future CRDA deposits.

             At December 31, 1996, RIH had $6,859,000 face value of bonds issued by the CRDA and had $19,701,000 on deposit with the CRDA. These bonds and deposits, net of an estimated discount charged to expense to reflect the below-market interest rate payable on the bonds, are included in other assets in the Company's Consolidated Balance Sheet.

        NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

             Components   of  accounts  payable  and  accrued  liabilities  at
        December 31 were as follows:
        (In Thousands of Dollars)                   1996           1995

        Accrued payroll and related taxes and
         benefits                                 $11,115        $12,241
        Accrued Merger and related costs            9,754
        Accrued interest                            7,938          7,839
        Accrued gaming taxes, fees and related
         assessments                                6,705          7,211
        Trade payables                              2,800          2,163
        Customer deposits and unearned revenues     1,685          2,081
        Accrued costs of recapitalization             875            590
        Other accrued liabilities                  10,797          9,084

                                                  $51,669        $41,209


        NOTE 8 - LONG-TERM DEBT

             As part of the Restructuring in 1994, RIHF issued $125,000,000 principal amount of 11% Mortgage Notes (the "Mortgage Notes") due September 15, 2003 and $35,000,000 principal amount of Junior Mortgage Notes. The Mortgage Notes and the Junior Mortgage Notes are guaranteed by RIH.

             The Mortgage Notes are secured by a $125,000,000 promissory note made by RIH (the "RIH Promissory Note"), the terms of which mirror the terms of the Mortgage Notes. The RIH Promissory Note and RIH s guaranty of the Mortgage Notes are secured by liens on the Resorts Casino Hotel, consisting of RIH s fee and leasehold interests in the Resorts Casino Hotel, the contiguous parking garage and property and related personal property. The indenture pursuant to which the Mortgage Notes were issued permits the liens securing the Mortgage Notes to be subordinated to a lien securing a working capital facility of up to $20,000,000.

             The Junior Mortgage Notes were issued as part of Units with SINA s Class B Stock. Pursuant to the Merger, these Units now consist of $1,000 principal amount of Junior Mortgage Notes and .1928 Ordinary Share. These fractional Ordinary Shares may not be transferred separately from the related Junior Mortgage Note.
             The Junior Mortgage Notes are secured by a $35,000,000 promissory note made by RIH (the "RIH Junior Promissory Note"), the terms of which mirror the terms of the Junior Mortgage Notes. The RIH Junior Promissory Note and RIH s guaranty of the Junior Mortgage Notes are also secured by liens on the Resorts Casino Hotel property as described above. The liens securing the Junior Mortgage Notes are subordinated to the liens securing the Mortgage Notes. Also, the indenture pursuant to which the Junior Mortgage Notes were issued permits the liens securing the Junior Mortgage Notes to be subordinated to a lien securing a working capital facility of up to $20,000,000.

             The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued (collectively, the "Indentures") prohibit RIH and its subsidiaries from paying dividends, from making other distributions in respect of their capital stock, and from purchasing or redeeming their capital stock, with certain exceptions, unless certain interest coverage ratios are attained. Also, the Indentures restrict RIH and its subsidiaries from incurring additional indebtedness, with certain exceptions, and limit intercompany loans by RIH to SINA to loans from proceeds of a senior working capital facility of up to $20,000,000 and other advances not in excess of $1,000,000 in the aggregate at any time outstanding. As of December 31, 1996, RIH had $21,642,000 of cash and equivalents, all of which was restricted as to distribution under these Indenture provisions.

             A total of 35,000 Units were issued as part of the Restructuring in May 1994. In November 1994 RIH purchased 12,899 Units, including $12,899,000 principal amount of Junior Mortgage Notes, at a price of $6,740,000. The resulting gain of $4,008,000 was reported as an extraordinary item.

             See Note 18 for discussion of certain financing transactions in early 1997.

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

             The carrying value and fair value by component of long-term debt at December 31 were as follows:

                                         1996                  1995
                                  Carrying      Fair    Carrying       Fair
        (In Thousands of Dollars)   Value      Value      Value       Value

        Mortgage Notes            $125,000   $134,375   $125,000    $115,313
        Unamortized premium
         (discount)                  7,500               (16,872)
                                   132,500               108,128

        Junior Mortgage Notes       35,000                35,000
        Less notes held by RIH     (12,899)              (12,899)
                                    22,101     23,869     22,101      20,333
        Unamortized premium
         (discount)                  1,326                (3,468)
                                    23,427                18,633

        Showboat Notes             105,333    105,333    105,333      97,433
        Unamortized discount                             (15,657)
                                   105,333                89,676

        Other                          919        919      1,508       1,508
                                   262,179    264,496    217,945     234,587
        Less due within one year      (636)      (636)      (589)       (589)

                                  $261,543   $263,860   $217,356    $233,998


             The fair value presented above for the Company's long-term debt as of December 31, 1996 is based on December 31 closing market prices for Mortgage Notes and Junior Mortgage Notes, a valuation by an investment banking firm for the Showboat Notes for which, although publicly traded, no active market exists, and carrying value for other debt, because other debt is not considered material to the total. The fair value presented above for the Company's long-term debt as of December 31, 1995 is based on December 31 closing market prices for Mortgage Notes, Junior Mortgage Notes and Showboat Notes, and carrying value for other debt.

             Minimum principal payments of long-term debt outstanding as of December 31, 1996, for the five years thereafter are as follows: 1997
        -  $636,000;  1998  -  $283,000; 1999 - none; 2000 - $105,333,000; and
        2001 - none.

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

             The effective interest rates on the Company's publicly held debt during the three years ended December 31, 1996 were as follows:
        Mortgage Notes - 14.1%; Junior Mortgage Notes - 14.8%; and Showboat Notes - 11.2%. The effective interest rates on the Company's publicly held debt after the basis adjustments recorded at December 31, 1996 were as follows: Mortgage Notes - 9.9%; Junior Mortgage Notes - 10.4%; and Showboat Notes - 8.4%.

        NOTE 9 - SHAREHOLDERS' EQUITY

             SINA is presently authorized to issue 100,000,000 shares of SINA Common Stock, 120,000 shares of Class B Stock and 10,000,000 shares of preferred stock. As a result of the Merger, the only shares of SINA stock outstanding are 100 shares of SINA Common Stock, all of which are owned by SIHL.

             On June 27, 1995, SINA s shareholders approved a one-for-five reverse stock split (the "Reverse Stock Split") of SINA Common Stock which became effective on June 30, 1995. As of June 30, 1995, $318,000 was reclassified from SINA Common Stock to capital in excess of par in order to reflect the Reverse Stock Split. All references to number of shares and prices of SINA Common Stock in the consolidated financial statements and notes thereto for periods prior to June 30, 1995, have been retroactively restated to reflect the Reverse Stock Split.

        NOTE 10 - RELATED PARTY TRANSACTIONS

        License and Services Agreements
             In connection with the Merger, SINA and RIH entered into a license and services agreement (the "License and Services Agreement") with The Griffin Group, Inc. (the "Griffin Group"), a corporation controlled by Merv Griffin, Chairman of the Board of SINA until the Effective Time. The License and Services Agreement grants to the Company a non-exclusive license to use the name and likeness of Merv Griffin to advertise and promote the Company's casino/hotel properties as well as SIHL's other properties in Connecticut and The Bahamas (the "Casino Properties").

        The Company also has the non-exclusive right to use certain shows and gaming concepts set forth therein and the non-exclusive right to services provided by Mr. Griffin, on a pay or play basis, as marketing consultant and as host, producer, presenter and featured performer in various shows to be presented at the Casino Properties.
             As compensation under the License and Services Agreement, at the Effective Time, the Company paid Griffin Group fees totaling $10,973,000 for the license and services through September 16, 2001. Also, all business, travel and other expenses incurred by Griffin Group in connection with providing requested services are to be paid by the Company as such expenses are incurred.

             The License and Services Agreement is to continue until September 16, 2001 and provides for earlier termination by either the Company or Griffin Group under certain circumstances. Upon any termination of the agreement, Griffin Group is entitled to retain all monies paid to it and is entitled to be paid all amounts owing to it as of the date of termination. Additionally, in the event of any sale or other disposition of any of the Casino Properties, the use of the name and likeness of Mr. Griffin must cease with respect to such property.

             In the License and Services Agreement the Company agreed to indemnify, defend and hold harmless Griffin Group and Mr. Griffin against certain claims, losses and costs, and to maintain certain insurance coverage with Mr. Griffin and Griffin Group as named insureds.

             The  License  and  Services  Agreement  terminated the previously existing license and services agreement among the same parties (the "1992 License Agreement"), which otherwise would have expired on September 16, 1997. However, the License and Services Agreement provides for the continuation of the license and services for the remaining period of the 1992 License Agreement and calls for no additional compensation for the period ending September 16, 1997 and no repayments of amounts prepaid under the 1992 License Agreement. In the 1992 License Agreement, Griffin Group granted SINA and RIH a non-exclusive license to use the name and likeness of Merv Griffin to advertise and promote the Company's facilities and operations. Also pursuant to the 1992 License Agreement, Mr. Griffin was to provide certain services to the Company, including serving as Chairman of the Board of SINA and as a host, producer and featured performer in various shows to be presented in Resorts Casino Hotel, and furnishing marketing and consulting services.

             The 1992 License Agreement provided for annual payments on September 17, each representing a prepayment for the year ending two years hence. In lieu of paying in cash, at the Company's option, the Company could satisfy its obligation to make any of the payments required under the 1992 License Agreement by reducing the amount of the note receivable from Griffin Group (the "Group Note") described below.

        Compensation for the year ended September 16, 1994 was $2,100,000. In September 1993 the Company notified Griffin Group that it would satisfy its obligation to make the $2,205,000 payment for the year ended September 16, 1995 by reducing the Group Note by that amount. In May 1994, as part of the Restructuring, SINA reduced the Group Note by $2,310,000 in satisfaction of the payment due in September 1994 for the year ended September 16, 1996. The final payment required under the 1992 License Agreement, $2,425,000, was to be due in September 1995. On August 1, 1994, following review and approval by the independent members of SINA's Board of Directors, SINA agreed to issue 388,000 shares of SINA Common Stock to an affiliate of Griffin Group in satisfaction of this final payment obligation. The closing price of SINA Common Stock on the date of the agreement was $5.3125 per share.
             The 1992 License Agreement also provided for the issuance of warrants, which were exercisable through May 3, 1998, to purchase 933,370 shares of SINA Common Stock at $6.00 per share to an affiliate of Griffin Group. In connection with the Merger, these warrants were converted into warrants to purchase Ordinary Shares.

             Because of recent and expected changes in the Company's marketing strategy, the significant reduction recently in Mr. Griffin's participation in activities related to the Company's business and uncertainties as to Mr. Griffin's providing future services to the Company, all prepaid fees under the License and Services Agreement and the 1992 License Agreement were written off in the process of restating the Company's assets and liabilities at fair value in connection with the Merger.

        Notes Receivable from Related Parties

             Pursuant  to  the  Company's  1990  plan  of  reorganization,  in
        September 1990 SINA received $12,345,000 in cash and an $11,000,000 promissory note (the "Griffin Note") from Merv Griffin for certain shares of SINA Common Stock purchased by him. In April 1993, in accordance with the 1992 License Agreement, Mr. Griffin made a partial payment of $4,100,000 on this note comprised of $3,477,000 principal and $623,000 accrued interest. The Griffin Note, which then had a remaining balance of $7,523,000, was canceled and a new note from Griffin Group, the Group Note, in the amount of $7,523,000 was substituted therefor. The Group Note was unconditionally guaranteed as to principal and interest by Mr. Griffin and bore interest at the rate of 3%. As noted above, the balance of the Group Note was reduced by $2,205,000 in September 1993 and by $2,310,000 in May 1994 in
        satisfaction of fees due to Griffin Group under the 1992 License Agreement. Also in May 1994, as part of the Restructuring, Griffin Group repaid the remaining principal balance of $3,008,000 and accrued interest thereon.

        Sale of Resorts Entertainment, Inc. ("REI")

            REI, a subsidiary of SINA that was known as Griffin Entertainment, Inc. until February 6, 1997, was formed in 1995 to pursue development and production activities in the television, live entertainment and motion picture industries. In March 1996, in order to enable the Company to concentrate its efforts on expansion of its core gaming business, the independent members of the Board of Directors of SINA accepted an offer from Griffin Group to purchase the assets and ongoing operations of REI at a purchase price to equal the amount of the Company's expenditures on these assets and operations from their inception in September 1995 through the consummation of the transaction. There were no revenues offsetting these expenditures, which totaled approximately $340,000 through April 30, 1996, the effective date of the sale.

       Other

             Effective May 1, 1995 Thomas E. Gallagher became President and Chief Executive Officer of SINA. Mr. Gallagher has been President and Chief Executive Officer of Griffin Group since April 1992. In connection with Mr. Gallagher s appointment as President and Chief Executive Officer of SINA, following review and approval by independent members of SINA s Board of Directors, SINA agreed to pay $300,000 per year for his services in this capacity. In 1995 such payments were made to Griffin Group where Mr. Gallagher remains President and Chief Executive Officer. Effective January 1, 1996, Mr. Gallagher was paid directly by SINA and the Company's payments to Griffin Group for his services ceased.

             The Company reimbursed Griffin Group $157,000, $183,000 and $296,000 for charter air services related to Company business rendered in 1996, 1995 and 1994, respectively.

             In 1995 the Company entered into an agreement with Players Island Resort Casino Spa ("Players Island"), a subsidiary of Players International, Inc. ("Players"), to produce and present a stage show in the theater of Players Island in Mesquite, Nevada. The Company received $130,000 and $266,000 from Players Island under this agreement for services rendered during 1996 and 1995, respectively, which services resulted in a modest profit after expenses. Griffin
        Group owns in excess of 10% of the outstanding common stock of Players. Mr. Gallagher serves as a member of the Board of Directors of Players.

             Antonio C. Alvarez II, a shareholder of Alvarez & Marsal, Inc., was a member of the Board of Directors of SINA from September 1990 until the Restructuring Date. In 1994 the Company paid Alvarez & Marsal, Inc. $225,000 and issued 22,500 shares (as adjusted for the Reverse Stock Split) of SINA Common Stock as compensation for financial advisory services rendered in connection with the Restructuring.

        NOTE 11 - SHOWBOAT LEASE

             The Company leases to a subsidiary ("ACS") of Showboat, Inc., a resort and casino operator, approximately 10 acres of land adjacent to the Boardwalk in Atlantic City (included in land held for investment, development or resale in the accompanying Consolidated Balance Sheets). Under the 99-year net lease, lease payments are payable in equal monthly installments on the first day of each month. The lease payments for the lease year ending March 31, 1997, total $8,805,000. The lease payments are adjusted annually, as of April 1, for changes in the consumer price index.

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

             SINA and certain of its subsidiaries participate, and certain of SINA's former subsidiaries participated, in a defined contribution plan covering substantially all of their non-union employees. The
        Company makes contributions to this plan based on a percentage of eligible employee contributions. Total pension expense for this plan was $725,000, $652,000 and $683,000 in 1996, 1995 and 1994,
        respectively.

             In  addition to the plan described above, union and certain other employees  of  RIH and certain former subsidiaries of SINA are covered
        by   multi-employer  defined  benefit  pension  plans  to  which  the subsidiaries make, or made, contributions. The Company's pension expense for these plans totaled $1,051,000, $881,000 and $1,066,000 in 1996, 1995 and 1994, respectively.

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

        NOTE 14 - INCOME TAXES

             In 1996 net operating losses ("NOLs") were generated for federal and state tax purposes for which no benefits were recognized. The Company did record a $77,000 current federal tax benefit resulting from the carry back of capital losses to a prior year, which was offset by a deferred tax provision of the same amount.

             In 1995 and 1994 the Company recorded current tax provisions of $350,000 and $300,000, respectively, representing estimated Alternative Minimum Tax ("AMT") resulting from utilization of NOL carryforwards to offset the regular taxable income generated in those years. These current tax provisions were offset by deferred tax benefits of the same amounts resulting from the carryforward of AMT credits generated.

             In 1995, taxable income was generated by recurring operations. In 1994, however, the taxable income was largely generated by the sale of the Paradise Island operations. Though this sale resulted in a $72,463,000 loss for book purposes, the tax bases of the assets and equity sold were significantly less than the book bases. The NOLs utilized were available to the Company under the provisions of the Internal Revenue Code for gains existing as of the date of change in ownership. The gain on the exchange of the Series Notes in 1994 was excludable from the Company's taxable income because the exchange occurred pursuant to a plan confirmed by the Bankruptcy Court.

             No state tax provision was recorded in 1995 or 1994 due to the utilization of state NOL carryforwards in states where the Company generated taxable income.

             Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. With the application of push-down accounting in connection with the Merger, the Company's consolidated assets and liabilities were adjusted to their estimated fair values for financial reporting purposes. Such revaluation is not permitted for income tax purposes. This accounts for the majority of the changes in components of the Company's net deferred tax liability shown below as of December 31.

        (In Thousands of Dollars)                    1996           1995

        Deferred tax liabilities:
          Basis differences on land held for
           investment, development or resale $ (63,600) $ (32,700) Basis differences on property and
           equipment                                (42,200)       (20,900)
          Other                                      (3,100)        (3,100)
            Total deferred tax liabilities         (108,900)       (56,700)

        Deferred tax assets:
          NOL carryforwards                         197,500        197,000
          Basis differences on land held for
           investment, development or resale          9,300         16,000
          Book reserves not yet deductible
           for tax                                   26,300         14,350
          Basis differences on debt                  23,300          8,400
          Tax credit carryforwards                    1,000          1,000
          Other                                       7,800          4,700
            Total deferred tax assets               265,200        241,450

          Valuation allowance for deferred
           tax assets                              (202,300)      (238,100)
            Deferred tax assets, net of
             valuation allowance                     62,900          3,350
        Net deferred tax liabilities              $ (46,000)     $ (53,350)


             The effective income tax rate on the earnings (loss) before extraordinary items varies from the statutory federal income tax rate as a result of the following factors:

                                            1996       1995       1994

        Statutory federal income tax
         rate                               35.0%      35.0%     (35.0%)
        NOLs and temporary differences
         for which no taxes were provided
         or benefits recognized            (44.7%)    (37.6%)     37.2%
        Other, principally meals and
         entertainment                       9.7%       2.6%      (2.2%)

        Effective tax rate                   0.0%       0.0%       0.0%

             For federal income tax purposes the Company had NOL carryforwards of approximately $564,000,000 at December 31, 1996; however, due to the change of ownership of SINA in 1996, these NOL carryforwards (the "Pre-Change NOLs") are limited in their availability to offset future taxable
        income  of  the  Company.    As  a  result  of  these  limitations,
        approximately $10,200,000 of Pre-Change NOLs will become available for use each year through the year 2009. An additional $130,000,000 of these Pre-Change NOLs would be available to offset gains on sales of assets owned at the date of change in ownership of the Company which are sold within five years of that date. The remaining Pre-Change NOLs are expected to expire unutilized. The restricted NOLs which the Company believes may become available to the Company for utilization in spite of the limitations expire as follows: $18,000,000 in 2004, $128,000,000 in 2005, $23,000,000 in 2006, $31,000,000 in 2007,
        $56,000,000 in 2008, $1,000,000 in 2009 and $6,000,000 in 2011.

             Also at December 31, 1996, the Company had federal income tax credit carryforwards of approximately $400,000, which are restricted as to use and expire $100,000 per year between 2006 and 2009, and federal AMT tax credits of approximately $600,000, which carry forward indefinitely.

             At December 31, 1996, SINA had approximately $206,000,000 of NOL carryforwards in New Jersey which expire as follows: $20,000,000 in 1997, $30,000,000 in 1998, $46,000,000 in 1999, $66,000,000 in 2000,
        $43,000,000 in 2001 and $1,000,000 in 2002.

             At December 31, 1996, RIH had approximately $117,000,000 of NOL carryforwards in New Jersey which expire as follows: $111,000,000 in 1997, $1,000,000 in 2001 and $5,000,000 in 2003.

             The source of earnings (loss) before extraordinary items was as follows:

        (In Thousands of Dollars)            1996       1995        1994

        U.S. source earnings (loss)          $263     $15,899    $(106,487)
        Foreign source earnings                                      7,596
        Earnings (loss) before
         extraordinary items                 $263     $15,899    $ (98,891)

        NOTE 15 - STATEMENTS OF CASH FLOWS

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," are presented below.
        (In Thousands of Dollars)            1996       1995        1994

        Reconciliation of net earnings
         to net cash provided
         by operating activities:
          Net earnings                     $   263    $15,899    $  91,117
          Adjustments to reconcile net
           earnings to net cash
           provided by operating
          activities:
            Extraordinary items                                   (190,008)
            Loss on SIHL Sale                                       72,463
            Write-down of non-operating
             real estate                                            20,525
            Depreciation                    12,386     13,452       17,250
            Amortization of debt discounts   4,344      3,979       15,046
            Provision for doubtful
             receivables                     1,417        925        1,212
            Provision for discount on
             CRDA obligations, net of
             amortization                    1,497      1,561        1,456
            Deferred tax provision
             (benefit)                          77       (350)        (300)
            Recapitalization costs                                   5,232
            Proceeds from Litigation
             Trust                                                  (2,542)
            Net (gain) loss on asset
             sales/dispositions               (873)        36          107
            Net increase in receivables     (1,211)    (2,579)        (913)
            Net (increase) decrease in
             inventories and prepaid
             expenses                       (7,426)     2,056        3,967
            Net (increase) decrease in
             deferred charges and other
             assets                         (1,474)       215        1,073
            Net increase (decrease) in
             accounts payable and
             accrued liabilities            (2,410)       374       14,463
          Net cash provided by
           operating activities            $ 6,590    $35,568    $  50,148

        (In Thousands of Dollars)            1996       1995       1994

        Non-cash investing and
         financing transactions:

          Adjustments to consolidated
           net assets to reflect
           SIHL's investment in SINA
           (see Note 1)                    $166,781

          Exchange of real estate in
           Atlantic City (at carrying
           value of property exchanged)                $1,501

          Exchange of Series Notes for:
             Mortgage Notes and Junior
             Mortgage Notes (at
             estimated market value)                             $135,300
            SIHL Shares (at estimated
             market value)                                         60,000
            SINA Common Stock (at
             estimated market value)                               24,415
            Other liabilities                                         125

          Reduction in Group Note
           applied to prepaid services                              2,310

          Issuance of SINA Common Stock
           for prepaid services                                     2,060

          Issuance of SINA Common Stock
           in settlement of certain
           recapitalization costs                                     865
          Increase in liabilities for
           additions to property and
           equipment and other assets                                  80


        NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

        Litigation

             SINA and certain of its subsidiaries are defendants in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

        NOTE 17 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

             Schedules of geographic and business segment information relating to (i) revenues, (ii) contribution to consolidated earnings (loss) before extraordinary items and (iii) identifiable assets, depreciation and capital additions are included in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

        NOTE 18 - 1997 REFINANCING

             In February 1997 RIHF mailed to each holder of Mortgage Notes and Junior Mortgage Notes an Offer to Purchase and Consent Solicitation Statement offering to purchase for cash (the "Offer") the outstanding Mortgage Notes and Junior Mortgage Notes and soliciting consents (the "Solicitation") for amending the Indentures to, among other things, release the collateral for these securities, which is described in
        Note 8. Holders who validly tendered their securities and consents by February 26, 1997 (the "Consent Date") were entitled to receive the purchase price of 106.733% for the Mortgage Notes and 107.447% for the Junior Mortgage Notes, accrued interest through March 12, 1997, and an additional 2.5% consent payment (the "Consent Payment"). Holders who tendered their securities and consents subsequent to the Consent Date but prior to the Offer's expiration on March 10, 1997, were entitled to the purchase price and accrued interest, but not the Consent Payment. $119,645,000 principal amount of Mortgage Notes and $21,001,000 principal amount of Junior Mortgage Notes were tendered. The purchase price and Consent Payments for purchasing these tendered securities,
        excluding  accrued  interest,  totaled  $153,712,000.    $5,355,000
        principal amount of Mortgage Notes and $1,100,000 principal amount of Junior Mortgage Notes were not validly tendered and, therefore, not purchased pursuant to the Offer. These securities remain outstanding as unsecured obligations and operate under the Indentures, as amended. Under the amended Indentures, the repayment terms, interest payment terms and redemption provisions for the remaining Mortgage Notes and Junior Mortgage Notes are unchanged; however, many of the restrictive covenants as to payment of dividends and incurring additional indebtedness, as disclosed in Note 8, have been deleted. See discussion below for certain restrictions related to the New Notes. The remaining Junior Mortgage Notes continue to trade as part of Units.

             In connection with the Offer and Solicitation, SIHL and SINA (the "Issuers") issued $200,000,000 principal amount of 9% Senior Subordinated Notes due 2007 (the "New Notes") in a private placement which, after costs, resulted in net proceeds to the Company of approximately $194,000,000. The majority of these proceeds were used to fund the Offer; the balance of the proceeds will be used for general corporate purposes. The New Notes, which are unsecured obligations, are unconditionally guaranteed by RIH, GGRI, Inc., the wholly owned subsidiary of SINA which owns RIH, and certain of SIHL's subsidiaries (the "Guarantors"). RIH's guarantee of the New Notes is senior to its guarantee of the Mortgage Notes and Junior Mortgage Notes. Interest on the New Notes is payable on March 15 and September 15 in each year, commencing September 15, 1997. The indenture for the New Notes contains certain covenants, including limitations on the ability of the Issuers and the Guarantors to, among other things: (i) incur additional indebtedness, (ii) incur certain liens, (iii) engage in certain transactions with affiliates and (iv) pay dividends and make certain other restricted payments. Because the New Notes were issued in a private placement, they are restricted as to transfer. According to a registration rights agreement among the Issuers, the Guarantors and the initial purchasers (the "Purchasers") in the private placement, the Issuers are obligated to exchange the New Notes for registered securities with terms substantially identical to the New Notes, to register the New Notes under the Securities Act of 1933 or pay liquidated damages to the Purchasers.

                                                                                            SCHEDULE II

                                               SUN INTERNATIONAL NORTH AMERICA, INC.
                                                           VALUATION ACCOUNTS
                                                       (In Thousands of Dollars)

                                                   Balance at     Additions                                    Balance at
                                                   beginning      charged to                    Deductions       end of
                                                   of period       expenses      SIHL Sale          (a)          period
            For the year ended December 31, 1996:

            Allowance for doubtful receivables:
              Gaming                                 $3,519         $1,317                        $(1,210)       $3,626
              Other                                      51            100                            (19)          132
                                                     $3,570         $1,417                        $(1,229)       $3,758


            For the year ended December 31, 1995:

            Allowance for doubtful receivables:
              Gaming                                 $3,819         $  902                        $(1,202)       $3,519
              Other                                      82             23                            (54)           51
                                                     $3,901         $  925                        $(1,256)       $3,570


            For the year ended December 31, 1994:

            Allowance for doubtful receivables:
              Gaming                                 $6,598         $  846        $(2,248)        $(1,377)       $3,819
              Other                                   1,276            366         (1,511)            (49)           82
                                                     $7,874         $1,212        $(3,759)        $(1,426)       $3,901




            (a)  Write-off of uncollectible accounts, net of recoveries.
            /TABLE

            SELECTED QUARTERLY FINANCIAL DATA  (Unaudited)
            (In Thousands of Dollars)

            The table below reflects selected quarterly financial data for the years 1996 and 1995.

                                                        1996                                       1995
            For the Quarter            First     Second     Third     Fourth      First      Second    Third      Fourth
            Operating revenues        $66,149   $76,824    $81,037   $67,935     $69,761    $76,700   $85,602    $69,677

            Earnings from
             operations               $ 2,466   $10,125    $12,012   $ 1,300     $ 6,155    $12,182   $16,755    $ 6,586

            Other income
             (deductions), net
             (a)                       (6,579)   (6,327)    (6,252)   (6,482)     (6,135)    (6,486)   (6,595)    (6,563)

            Net earnings (loss)       $(4,113)  $ 3,798    $ 5,760   $(5,182)    $    20    $ 5,696   $10,160    $    23





            (a)  Includes interest income, interest expense and amortization of debt discounts.

         /TABLE

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                       PART III


             The following Items have been omitted pursuant to General Instruction I of Form 10-K: ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and
        ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

        Exhibit
        Numbers     Exhibit

        (2)(a) Agreement and Plan of Merger, dated August 19, 1996, among SIHL, Sun Merger Corp. and SINA. (Incorporated by reference to Exhibit (2)(a) to Registrant's Form 8-K
                    Current  Report  dated  August  19,  1996, in File No. 1-
                    4748.)

        (2)(b) Amendment dated October 10, 1996 to the Agreement and Plan of Merger among SIHL, Sun Merger Corp. and SINA. (Incorporated by reference to Annex I to Registrant's
                    Definitive  Proxy  Statement  dated  November  1, 1996 on
                    Schedule 14A in File No. 1-4748.)
        (2)(c) Stockholder Agreement, dated August 19, 1996, among SIHL and the various Stockholders of SINA set forth therein. (Incorporated by reference to Exhibit (2)(b) to Registrant's Form 8-K Current Report dated August 19, 1996, in File No. 1-4748.)

        (2)(d) Amendment dated October 10, 1996 to the Stockholder Agreement among SIHL and the various Stockholders of SINA set forth therein. (Incorporated by reference to Annex II to Registrant's Definitive Proxy Statement dated November 1, 1996 on Schedule 14A in File No. 1-4748.)

        (2)(e) Stockholder Agreement, dated August 19, 1996, between SINA and SIIL. (Incorporated by reference to Exhibit
                    (2)(c) to Registrant's Form 8-K Current Report dated August 19, 1996, in File No. 1-4748.)

        (2)(f) Amendment dated October 10, 1996 to the Stockholder Agreement between SINA and SIIL. (Incorporated by reference to Annex III to Registrant's Definitive Proxy Statement dated November 1, 1996 on Schedule 14A in File No. 1-4748.)

        (3)(a)(1)   Restated    Certificate   of   Incorporation   of   SINA.
                    (Incorporated by reference to Exhibit (3)(a) to Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1996, in File No. 1-4748.)

        (3)(a)(2) Certificate of Amendment of Restated Certificate of Incorporation of SINA.

        (3)(b) Amended and Restated By-Laws of SINA. (Incorporated by reference to Exhibit (3)(b) to Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1996, in File No. 1-4748.)

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

        (4)(b)(9) Form of Amended and Restated $125,000,000 RIH Promissory Note. (Incorporated by reference to Exhibit A to Exhibit
                    (4)(b)(1) hereto.)

        (4)(b)(10) Form of First Supplemental Indenture dated as of March 5, 1997, among RIHF, as issuer, RIH, as guarantor, and State Street Bank and Trust Company of Connecticut, National Association, as trustee, with respect to RIHF 11% Mortgage Notes due 2003.

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

        (4)(c)(10) Form of First Supplemental Indenture dated as of March 5, 1997, between RIHF, as issuer, RIH, as guarantor, and U.S. Trust Company of California, N.A., as trustee, with respect to RIHF 11.375% Junior Mortgage Notes due 2004.

        (4)(d) Indenture dated as of September 14, 1990, between the registrant and The Bank of New York, as trustee, with respect to registrant's First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000, with Exhibits as executed. (Incorporated by reference to Exhibit (4)(b) to registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1990, in File No. 1-4748.)

        (4)(e)(1) Form of Purchase Agreement for $200,000,000 principal amount of 9% Senior Subordinated Notes due 2007 dated March 5, 1997, among SIHL and SINA, as issuers, Bear, Stearns & Co. Inc., Societe Generale Securities Corporation and Scotia Capital Markets (USA) Inc., as purchasers, and various subsidiaries of SIHL, including RIH and GGRI, as guarantors.

        (4)(e)(2) Form of Indenture dated as of March 10, 1997, between SIHL and SINA, as issuers, various subsidiaries of SIHL, including RIH and GGRI, as guarantors, and The Bank of New York, as trustee, with respect to $200,000,000 principal amount of 9% Senior Subordinated Notes due 2007, and exhibits thereto.

        (4)(e)(3) Form of Registration Rights Agreement dated as of March 5, 1997, by and among SIHL and SINA, as issuers, various subsidiaries of SIHL, including RIH and GGRI, as guarantors, and Bear, Stearns & Co. Inc., Societe Generale Securities Corporation and Scotia Capital Markets (USA) Inc., as purchasers.

        (4)(e)(4) Form of Inter-Borrower Agreement dated as of March 10, 1997, between SIHL and SINA.

        (10)(a)(1) Lease Agreement, dated October 26, 1983, between the registrant and Ocean Showboat, Inc. (Incorporated by reference to Exhibit (10)(c)(i) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1986, in File No. 1-4748.)

        (10)(a)(2) First Amendment, dated January 15, 1985, to Lease Agreement, dated October 26, 1983, between the registrant and Atlantic City Showboat, Inc. (assignee from affiliate
                    - Ocean Showboat, Inc.). (Incorporated by reference to Exhibit (10)(a)(2) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995, in File No. 1-4748.)

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

        (10)(b)(1)* SINA  Executive  Health Plan.  (Incorporated by reference to Exhibit (10)(c)(1) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992, in File No. 1-4748.)

        (10)(b)(2)* Resorts   Retirement  Savings  Plan.    (Incorporated  by
                    reference to Exhibit (10)(c)(2) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

        (10)(c)(1)* Employment Agreement, dated May 3, 1991, between SINA and
                    Matthew  B.  Kearney.    (Incorporated  by  reference  to
                    Exhibit (10)(d)(3) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

        (10)(c)(2)* Amendment  to  Employment  Agreement,  dated  December 3,
                    1992, between SINA and Matthew B. Kearney. (Incorporated by reference to Exhibit 10.24 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(c)(3)* Second Amendment to Employment Agreement, dated September
                    2 4 , 1993, between SINA and Matthew B. Kearney. (Incorporated by reference to Exhibit 10.25 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(d)* Non-Competition and Confidentiality Agreement dated December 16, 1996, among SINA, SIHL and Thomas E. Gallagher.
                    Gallagher.

        (10)(e)(1)* License and Services Agreement, dated as of September 17,
                    1992, among Griffin Group, SINA and RIH. (Incorporated by reference to Exhibit 10.34(a) to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(e)(2)* Form  of  Amendment  to  License  and Services Agreement,
                    dated as of September 17, 1992, among Griffin Group, SINA and RIH. (Incorporated by reference to Exhibit 10.34(b) to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(e)(3) Form of License and Services Agreement among Griffin Group, SINA and RIH. (Incorporated by reference to Annex VI to registrant's Definitive Proxy Statement dated November 1, 1996 on Schedule 14A in File No. 1-4748.)

        (10)(f) Litigation Trust Agreement, dated as of September 17, 1990, among SINA, Resorts International Financing, Inc., Griffin Resorts Holding Inc. and Griffin Resorts Inc. (now GGRI, Inc.). (Incorporated by reference to Exhibit
                    1.46 to Exhibit 35 to the Form 8 Amendment dated November 16, 1990, to registrant's Form 8-K Current Report dated August 30, 1990, in File No. 1-4748.)

        (10)(g) Form of Intercreditor Agreement by and among RIHF, RIH, SINA, GGRI, Inc., State Street Bank and Trust Company of Connecticut, National Association, U.S. Trust Company of California, N.A. and any lenders which provide additional facilities. (Incorporated by reference to Exhibit 10.64 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(h) Form of Nominee Agreement between RIHF and RIH. (Incorporated by reference to Exhibit 10.57 to Form S-1 Registration Statement in File No. 33-53371.)

        (27)(a)     Financial data schedule.

        (27)(b)     Restated  financial  data  schedule  for  the  year ended
                    12/31/95.
        _________________

        *  Management contract or compensatory plan.

             Registrant agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

             (b)  Reports on Form 8-K

             A Current Report on Form 8-K dated December 16, 1996, was filed by SINA to report the change in control of SINA as a result of the Merger. No amendments to previously filed Forms 8-K were filed during the fourth quarter of 1996.

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

                                        SUN INTERNATIONAL NORTH AMERICA, INC.
                                                    (Registrant)


        Date:  March 20, 1997           By /s/ Matthew B. Kearney
                                           Matthew B. Kearney
                                           Executive Vice President - Finance

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        By /s/ Howard B. Kerzner                     March 20, 1997
           Howard B. Kerzner
           Director

        By /s/ Charles D. Adamo                      March 20, 1997
           Charles D. Adamo
           Director


        By /s/ Matthew B. Kearney                    March 20, 1997
           Matthew B. Kearney
           Executive Vice President - Finance
           (Principal Executive Officer and
           Principal Financial Officer)


        By /s/ David G. Bowden                       March 20, 1997
           David G. Bowden
           Vice President - Controller
           (Principal Accounting Officer)

                                SUN INTERNATIONAL NORTH AMERICA, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

                                                      Reference to previous
         Exhibit                                      filing or this
         Number         Exhibit                       Form 10-K


         (2)(a)         Agreement and Plan of        Incorporated by
                        Merger, dated August 19,     reference to Exhibit
                        1996, among SIHL, Sun        (2)(a) to Registrant's
                        Merger Corp. and SINA.       Form 8-K Current Report
                                                     dated August 19, 1996,
                                                     in File No. 1-4748.

        (2)(b)          Amendment dated October      Incorporated by
                        10, 1996 to the              reference to Annex I to
                        Agreement and Plan of        Registrant's Definitive
                        Merger among SIHL, Sun       Proxy Statement dated
                        Merger Corp. and SINA.       November 1, 1996 on
                                                     Schedule 14A in File No.
                                                     1-4748.

        (2)(c)          Stockholder Agreement,       Incorporated by
                        dated August 19, 1996,       reference to Exhibit
                        among SIHL and the           (2)(b) to Registrant's
                        various Stockholders of      Form 8-K Current Report
                        SINA set forth therein.      dated August 19, 1996,
                                                     in File No. 1-4748.

        (2)(d)          Amendment dated October      Incorporated by
                        10, 1996 to the              reference to Annex II to
                        Stockholder Agreement        Registrant's Definitive
                        among SIHL and the           Proxy Statement dated
                        various Stockholders of      November 1, 1996 on
                        SINA set forth therein.      Schedule 14A in File No.
                                                     1-4748.

        (2)(e)          Stockholder Agreement,       Incorporated by
                        dated August 19, 1996,       reference to Exhibit
                        between SINA and SIIL.       (2)(c) to Registrant's
                                                     Form 8-K Current Report
                                                     dated August 19, 1996,
                                                     in File No. 1-4748.

                                SUN INTERNATIONAL NORTH AMERICA, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

                                                     Reference to previous
         Exhibit                                     filing or this
         Number         Exhibit                      Form 10-K


         (2)(f)         Amendment dated October      Incorporated by
                        10, 1996 to the              reference to Annex III
                        Stockholder Agreement        to Registrant's
                        between SINA and SIIL.       Definitive Proxy
                                                     Statement dated November
                                                     1, 1996 on Schedule 14A
                                                     in File No. 1-4748.

        (3)(a)(1)       Restated Certificate of      Incorporated by
                        Incorporation of SINA.       reference to Exhibit
                                                     (3)(a) to Registrant's
                                                     Form 10-Q Quarterly
                                                     Report for the quarter
                                                     ended June 30, 1996, in
                                                     File No. 1-4748.

        (3)(a)(2)       Certificate of Amendment     Filed herewith.
                        of Restated Certificate
                        of Incorporation of
                        SINA.

        (3)(b)          Amended and Restated By-     Incorporated by
                        Laws of SINA.                reference to Exhibit
                                                     (3)(b) to Registrant's
                                                     Form 10-Q Quarterly
                                                     Report for the quarter
                                                     ended June 30, 1996, in
                                                     File No. 1-4748.

        (4)(a)          See Exhibits (3)(a)(1),
                        (3)(a)(2) and (3)(b) as
                        to the rights of holders
                        of Registrant's common
                        stock.

                                SUN INTERNATIONAL NORTH AMERICA, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

                                                    Reference to previous
         Exhibit                                    filing or this
         Number         Exhibit                     Form 10-K


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

        (4)(b)(2)       Form of Mortgage between     Incorporated by
                        RIH and Street Bank and      reference to Exhibit
                        Trust Company of             4.22 to registrant s
                        Connecticut, National        Form S-4 Registration
                        Association, securing        Statement in File No.
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
                        Assignee, regarding RIH
                        Promissory Note.

                                SUN INTERNATIONAL NORTH AMERICA, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

                                                     Reference to previous
         Exhibit                                     filing or this
         Number        Exhibit                       Form 10-K


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

                                SUN INTERNATIONAL NORTH AMERICA, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

                                                     Reference to previous
         Exhibit                                     filing or this
         Number         Exhibit                      Form 10-K


        (4)(b)(9)       Form of Amended and          Incorporated by
                        Restated $125,000,000        reference to Exhibit A
                        RIH Promissory Note.         to Exhibit (4)(b)(1)
                                                     hereto.
        (4)(b)(10)      Form of First                Filed herewith.
                        Supplemental Indenture
                        dated as of March 5,
                        1997, among RIHF, as
                        issuer, RIH, as
                        guarantor, and State
                        Street Bank and Trust
                        Company of Connecticut,
                        National Association, as
                        trustee, with respect to
                        RIHF 11% Mortgage Notes
                        due 2003.

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

                                SUN INTERNATIONAL NORTH AMERICA, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

                                                     Reference to previous
         Exhibit                                     filing or this
         Number         Exhibit                      Form 10-K


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
                        Guaranty of RIHF Junior
                        Mortgage Notes.

                                SUN INTERNATIONAL NORTH AMERICA, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

                                                    Reference to previous
         Exhibit                                    filing or this
         Number        Exhibit                      Form 10-K


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

        (4)(c)(9)       Form of Amended and          Incorporated by
                        Restated $35,000,000 RIH     reference to Exhibit A
                        Junior Promissory Note.      to Exhibit (4)(c)(1)
                                                     hereto.

        (4)(c)(10)      Form of First                Filed herewith.
                        Supplemental Indenture
                        dated as of March 5,
                        1997, between RIHF, as
                        issuer, RIH, as
                        guarantor, and U.S.
                        Trust Company of
                        California, N.A., as
                        trustee, with respect to
                        RIHF 11.375% Junior
                        Mortgage Notes due 2004.

                                SUN INTERNATIONAL NORTH AMERICA, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

                                                     Reference to previous
         Exhibit                                     filing or this
         Number         Exhibit                      Form 10-K


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
                        Pass-Through Notes due
                        June 30, 2000, with
                        Exhibits as executed.

        (4)(e)(1)       Form of Purchase             Filed herewith.
                        Agreement for
                        $200,000,000 principal
                        amount of 9% Senior
                        Subordinated Notes due
                        2007 dated March 5,
                        1997, among SIHL and
                        SINA, as issuers, Bear,
                        Stearns & Co. Inc.,
                        Societe Generale
                        Securities Corporation
                        and Scotia Capital
                        Markets (USA) Inc., as
                        purchasers, and various
                        subsidiaries of SIHL,
                        including RIH and GGRI,
                        as guarantors.

                                SUN INTERNATIONAL NORTH AMERICA, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

                                                      Reference to previous
         Exhibit                                      filing or this
         Number         Exhibit                       Form 10-K


         (4)(e)(2)      Form of Indenture dated      Filed herewith.
                        as of March 10, 1997,
                        between SIHL and SINA,
                        as issuers, various
                        subsidiaries of SIHL,
                        including RIH and GGRI,
                        as guarantors, and The
                        Bank of New York, as
                        trustee, with respect to
                        $200,000,000 principal
                        amount of 9% Senior
                        Subordinated Notes due
                        2007, and exhibits
                        thereto.

        (4)(e)(3)       Form of Registration         Filed herewith.
                        Rights Agreement dated
                        as of March 5, 1997, by
                        and among SIHL and SINA,
                        as issuers, various
                        subsidiaries of SIHL,
                        including RIH and GGRI,
                        as guarantors, and Bear,
                        Stearns & Co. Inc.,
                        Societe Generale
                        Securities Corporation
                        and Scotia Capital
                        Markets (USA) Inc., as
                        purchasers.

        (4)(e)(4)       Form of Inter-Borrower       Filed herewith.
                        Agreement dated as of
                        March 10, 1997, between
                        SIHL and SINA.

                                SUN INTERNATIONAL NORTH AMERICA, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

                                                    Reference to previous
         Exhibit                                    filing or this
         Number         Exhibit                     Form 10-K


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

        (10)(a)(2)      First Amendment, dated       Incorporated by
                        January 15, 1985, to         reference to Exhibit
                        Lease Agreement, dated       (10)(a)(2) to
                        October 26, 1983,            registrant's Form 10-K
                        between the registrant       Annual Report for the
                        and Atlantic City            fiscal year ended
                        Showboat, Inc. (assignee     December 31, 1995, in
                        from affiliate - Ocean       File No. 1-4748.
                        Showboat, Inc.).

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

                                SUN INTERNATIONAL NORTH AMERICA, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

                                                    Reference to previous
         Exhibit                                    filing or this
         Number         Exhibit                     Form 10-K


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

                                SUN INTERNATIONAL NORTH AMERICA, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

                                                      Reference to previous
         Exhibit                                      filing or this
         Number          Exhibit                      Form 10-K


         (10)(b)(1)     SINA Executive Health        Incorporated by
                        Plan.                        reference to Exhibit
                                                     (10)(c)(1) to
                                                     registrant's Form 10-K
                                                     Annual Report for the
                                                     fiscal year ended
                                                     December 31, 1992, in
                                                     File No. 1-4748.

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

        (10)(c)(1)      Employment Agreement,        Incorporated by
                        dated May 3, 1991,           reference to Exhibit
                        between SINA and Matthew     (10)(d)(3) to
                        B. Kearney.                  registrant's Form 10-K
                                                     Annual Report for the
                                                     fiscal year ended
                                                     December 31, 1991, in
                                                     File No. 1-4748.

        (10)(c)(2)      Amendment to Employment      Incorporated by
                        Agreement, dated             reference to Exhibit
                        December 3, 1992,            10.24 to registrant's
                        between SINA and Matthew     Form S-4 Registration
                        B. Kearney.                  Statement in File No.
                                                     33-50733.

                                SUN INTERNATIONAL NORTH AMERICA, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

                                                     Reference to previous
         Exhibit                                     filing or this
         Number         Exhibit                      Form 10-K


         (10)(c)(3)     Second Amendment to          Incorporated by
                        Employment Agreement,        reference to Exhibit
                        dated September 24,          10.25 to registrant's
                        1993, between SINA and       Form S-4 Registration
                        Matthew B. Kearney.          Statement in File No.
                                                     33-50733.

        (10)(d)         Non-Competition and          Filed herewith.
                        Confidentiality
                        Agreement dated December
                        16, 1996, among SINA,
                        SIHL and Thomas E.
                        Gallagher.

        (10)(e)(1)      License and Services         Incorporated by
                        Agreement, dated as of       reference to Exhibit
                        September 17, 1992,          10.34(a) to registrant's
                        among Griffin Group,         Form S-4 Registration
                        SINA and RIH.                Statement in File No.
                                                     33-50733.

        (10)(e)(2)      Form of Amendment to         Incorporated by
                        License and Services         reference to Exhibit
                        Agreement, dated as of       10.34(b) to registrant's
                        September 17, 1992,          Form S-4 Registration
                        among Griffin Group,         Statement in File No.
                        SINA and RIH.                33-50733.

        (10)(e)(3)      Form of License and          Incorporated by
                        Services Agreement among     reference to Annex VI to
                        Griffin Group, SINA and      registrant's Definitive
                        RIH.                         Proxy Statement dated
                                                     November 1, 1996 on
                                                     Schedule 14A in File No.
                                                     1-4748.

                                SUN INTERNATIONAL NORTH AMERICA, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

                                                    Reference to previous
         Exhibit                                    filing or this
         Number         Exhibit                     Form 10-K


         (10)(f)        Litigation Trust             Incorporated by
                        Agreement, dated as of       reference to Exhibit
                        September 17, 1990,          1.46 to Exhibit 35 to
                        among SINA, Resorts          the Form 8 Amendment
                        International Financing,     dated November 16, 1990,
                        Inc., Griffin Resorts        to registrant's Form 8-K
                        Holding Inc. and Griffin     Current Report dated
                        Resorts Inc. (now GGRI,      August 30, 1990, in File
                        Inc.).                       No. 1-4748.

        (10)(g)         Form of Intercreditor        Incorporated by
                        Agreement by and among       reference to Exhibit
                        RIHF, RIH, SINA, GGRI,       10.64 to registrant's
                        Inc., State Street Bank      Form S-4 Registration
                        and Trust Company of         Statement in File No.
                        Connecticut, National        33-50733.
                        Association, U.S. Trust
                        Company of California,
                        N.A. and any lenders
                        which provide additional
                        facilities.

        (10)(h)         Form of Nominee              Incorporated by
                        Agreement between RIHF       reference to Exhibit
                        and RIH.                     10.57 to Form S-1
                                                     Registration Statement
                                                     in File No. 33-53371.

        (27)(a)         Financial data schedule.     Filed herewith.

        (27)(b)         Restated financial data      Filed herewith.
                        schedule for the year
                        ended 12/31/95.