Form 10-Q
period 1997-03-31
SUN INTERNATIONAL NORTH AMERICA INC
filed 1997-05-14
CIK 83394

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1997

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

                                    (954) 713-2500
                            (Registrant's telephone number,
                                 including area code)
        Indicate  by  check  mark  whether  the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes  X     No

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                         Yes  X     No



                                     - continued -

                         Exhibit Index is presented on page 17
                               Total number of pages 35

        Number  of shares outstanding of registrant's common stock as of March
        31,   1997:    100,  all  of  which  are  owned  by  one  shareholder.
        Accordingly there is no current market for any of such shares.

        The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

                         SUN INTERNATIONAL NORTH AMERICA, INC.
                                       FORM 10-Q
                                         INDEX


                                                                 Page Number
        Part I.  Financial Information

             Item 1.     Financial Statements

                         Consolidated Balance Sheets
                          at March 31, 1997 and
                          December 31, 1996                            4

                         Consolidated Statements of
                          Operations for the Quarters
                          Ended March 31, 1997 and 1996                5

                         Consolidated Statements of
                          Cash Flows for the Quarters
                          Ended March 31, 1997 and 1996                6

                         Notes to Consolidated
                          Financial Statements                         8

             Item 2.     Management's Discussion and
                          Analysis of Financial
                          Condition and Results of
                          Operations                                  12


        Part II.  Other Information

             Item 1.     Legal Proceedings                            14

             Item 6.     Exhibits and Reports on
                          Form 8-K                                    15

        PART I. - FINANCIAL INFORMATION
        Item 1.   Financial Statements

                SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                      (In Thousands of Dollars, except par value)


                                                   March 31,     December 31,
                                                     1997            1996
                                                  (Unaudited)

        ASSETS
        Current assets:
          Cash and cash equivalents                $ 59,938        $ 29,267
          Restricted cash equivalents                 2,419           4,538
          Receivables, less allowance for
           doubtful accounts of $3,587
           and $3,758                                 7,909           7,468
          Inventories                                 1,097           1,194
          Prepaid expenses                            2,235           2,055
            Total current assets                     73,598          44,522

        Land held for investment,
         development or resale                      155,093         185,769
        Property and equipment, net of
         accumulated depreciation of $2,656
         and $-0-                                   248,510         210,961
        Deferred charges and other assets            18,407          12,673
        Due from affiliates                           2,185
        Goodwill, net of amortization                98,305          98,923
                                                   $596,098        $552,848

        LIABILITIES AND SHAREHOLDER'S EQUITY
        Current liabilities:
          Current maturities of long-term debt     $    651        $    636
          Accounts payable and accrued
           liabilities                               50,393          51,669
            Total current liabilities                51,044          52,305

        Long-term debt, including unamortized
         premiums (discounts)                       311,368         261,543
        Deferred income taxes                        43,957          46,000

        Shareholder's equity:
          Common stock - $.01 par value
          Capital in excess of par                  193,368         193,000
          Accumulated deficit                        (3,639)
            Total shareholder's equity              189,729         193,000
                                                   $596,098        $552,848

                SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                       Quarter Ended
                                                         March 31,
                                                    1997           1996

        Revenues:
          Casino and resort revenues              $70,641        $69,648
          Less promotional allowances              (6,454)        (5,639)
                                                   64,187         64,009
          Tour operations                           4,512
          Real estate related                       2,201          2,140
                                                   70,900         66,149

        Expenses:
          Casino and resort expenses               50,099         50,772
          Tour operations                           4,182
          Selling, general and administrative       8,242          9,946
          Depreciation and amortization             3,302          2,965
                                                   65,825         63,683

        Operating income                            5,075          2,466

        Other income and expenses:
          Interest income                             630            769
          Interest expense                         (6,537)        (6,302)
          Amortization of debt premiums,
           discounts and issue costs                  150         (1,046)

        Loss before extraordinary item               (682)        (4,113)

        Extraordinary item - loss on
         extinguishment of debt (net of
         income tax benefit of $2,043)             (2,957)

        Net loss                                  $(3,639)       $(4,113)



        See Note A of Notes to Consolidated Financial Statements for a discussion of the Merger in December 1996 and the related change in basis of accounting.

                SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                       Quarter Ended
                                                         March 31,
                                                     1997          1996

        Cash flows from operating activities:
          Reconciliation of net loss to net
           cash used in operating activities:
            Net loss                              $  (3,639)     $(4,113)
            Adjustments to reconcile net
             loss to net cash used in
             operating activities:
              Extraordinary loss on
               extinguishment of debt, net of
               income tax benefit                     2,957
              Depreciation and amortization           3,302        2,965
              Amortization of debt premiums,
               discounts and issue costs               (150)       1,046
              Provision for doubtful
               receivables                              178          165
              Provision for discount on CRDA
               obligations, net of
               amortization                             342          348
              Changes in assets and
               liabilities, net of SIRI
               contribution:
                Net decrease in receivables             317        1,039
                Net decrease in inventories,
                 prepaid expenses and other
                 assets                                 274        1,252
                Net decrease in accounts
                 payable and accrued
                 liabilities                         (5,455)      (6,455)
            Net cash used in operating
             activities                              (1,874)      (3,753)




                                     - continued -

                SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                           - continued from preceding page -


                                                       Quarter Ended
                                                         March 31,
                                                     1997          1996

        Cash flows from investing activities:
          Payments for land held for
           investment, development or resale         (7,633)
          Payments for property and equipment          (700)        (892)
          CRDA deposits and bond purchases             (730)        (768)
          Advances to affiliates                        (32)
            Net cash used in investing
             activities                              (9,095)      (1,660)

        Cash flows from financing activities:
          Proceeds of borrowings                    199,084
          Payments to secure borrowings              (4,479)
          Purchase of long-term debt pursuant
           to Offer                                (153,712)
          Payments of Merger costs                   (2,378)
          SIRI cash and equivalents at date
           of contribution                            1,159
          Repayments of non-public debt                (153)        (142)
            Net cash provided by (used in)
             financing activities                    39,521         (142)

        Net increase (decrease) in cash and
         cash equivalents                            28,552       (5,555)
        Cash and cash equivalents at
         beginning of period                         33,805       55,572
        Cash and cash equivalents at end of
         period                                   $  62,357      $50,017

                SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        A.   General:

             The accompanying consolidated interim financial statements, which are unaudited, include the operations of Sun International North
        America, Inc. ("SINA") and its subsidiaries. SINA was known as Griffin Gaming & Entertainment, Inc. until February 6, 1997. "SINA" is used herein to refer to the corporation both before and after its name change. The term "Company" as used herein includes SINA and/or one or more of its subsidiaries, as the context may require.

             On December 16, 1996, SINA became a wholly owned subsidiary of Sun International Hotels Limited ("SIHL"), a corporation organized under the laws of the Commonwealth of The Bahamas, through a merger transaction (the "Merger"). As a result of the Merger, SINA's consolidated assets and liabilities were adjusted to their estimated fair values as of December 31, 1996. The Merger and related basis adjustments are discussed in detail in Note 1 of Notes to Consolidated Financial Statements in SINA's Annual Report on Form 10-K for the year ended December 31, 1996 (the "SINA 1996 Form 10-K").

             Effective January 1, 1997, SIHL contributed the capital stock of Sun International Resorts, Inc. ("SIRI"), a wholly owned subsidiary of SIHL, to SINA. SIRI, along with its subsidiaries, is a tour operator and wholesaler of tour packages and provides reservation services. In addition, SIRI provides certain support services for SIHL's operations in The Bahamas. As of January 1, 1997, SIRI's consolidated assets, liabilities and shareholder's equity amounted to $6,097,000, $5,729,000 and $368,000, respectively. SIRI's consolidated revenues and net income for the year ended December 31, 1996 totaled $15,009,000 and $617,000, respectively.

             As a result of these transactions, SINA is a holding company through which SIHL owns and operates its properties in the United States.

             While the accompanying interim financial information is unaudited, management of the Company believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature.

             The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1996 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 45 through 67 of the SINA 1996 Form 10-K.

        B.   Reverse Repurchase Agreements:

             Cash equivalents at March 31, 1997 included $38,682,000 of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with Prudential Securities, Inc. under which the Company had not taken delivery of the underlying securities. These agreements matured during the first week of April 1997.

        C.   Refinancing:

             In  February  1997  Resorts  International  Hotel Financing, Inc.
        ("RIHF"), a wholly owned subsidiary of SINA, mailed to each holder of its $125,000,000 principal amount of 11% Mortgage Notes due 2003 (the "Mortgage Notes") and $35,000,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes") an Offer to Purchase and Consent Solicitation Statement offering to purchase for cash (the "Offer") the outstanding Mortgage Notes and Junior Mortgage Notes and soliciting consents (the "Solicitation") for amending the indentures pursuant to which those securities were issued (the "Indentures") to, among other things, release the collateral for the Mortgage Notes and the Junior Mortgage Notes. This collateral consisted of liens on the Company's fee and leasehold interests in the Resorts Casino Hotel in Atlantic City, the contiguous parking garage and property and related personal property. Holders who validly tendered their securities and consents by February 26, 1997 (the
        "Consent Date") were entitled to receive the purchase price of 106.733% for the Mortgage Notes and 107.447% for the Junior Mortgage Notes, accrued interest through March 12, 1997, and an additional 2.5% consent payment (the "Consent Payment"). Holders who tendered their securities and consents subsequent to the Consent Date but prior to the Offer's expiration on March 10, 1997, were entitled to the purchase price and accrued interest, but not the Consent Payment. $119,645,000 principal amount of Mortgage Notes and $21,001,000 principal amount of Junior Mortgage Notes were tendered. The purchase price and Consent Payments for purchasing these tendered securities, excluding accrued interest, totaled $153,712,000. The excess of this amount over the carrying value of the debt exchanged, excluding accrued interest, plus estimated costs of the Offer and Solicitation resulted in an extraordinary loss of $5,000,000. The Company also recorded a deferred income tax benefit of $2,043,000 related to this extraordinary item. The $12,899,000 principal amount of Junior Mortgage Notes owned by Resorts International Hotel, Inc. ("RIH"), the indirect subsidiary of SINA which owns and operates the Resorts Casino Hotel, were canceled. $5,355,000 principal amount of Mortgage Notes and $1,100,000 principal amount of Junior Mortgage Notes were not validly tendered and, therefore, not purchased pursuant to the Offer. These securities remain outstanding as unsecured obligations and operate under the Indentures, as amended. Under the amended Indentures, the repayment terms, interest payment terms and redemption provisions for the remaining Mortgage Notes and Junior Mortgage Notes are unchanged; however, many of the restrictive covenants as to payment of dividends and incurring additional indebtedness (as disclosed in Note 8 of Notes to Consolidated Financial Statements in the SINA 1996 Form
        10-K)  have  been  deleted.    See  discussion  below  for  certain
        restrictions related to the senior notes issued by SIHL and SINA. The remaining Junior Mortgage Notes continue to trade as part of units consisting of $1,000 principal amount of Junior Mortgage Notes and .1928 of an ordinary share of SIHL.

             In connection with the Offer and Solicitation, SIHL and SINA (the "Issuers") issued $200,000,000 principal amount of 9% Senior Subordinated Notes due 2007 (the "Senior Notes") in a private placement which, after costs, will result in net proceeds to the Company of approximately $194,000,000. The majority of these proceeds were used to fund the Offer; the balance of the proceeds will be used for general corporate purposes. The Senior Notes, which are unsecured obligations, are unconditionally guaranteed by RIH, GGRI, Inc., the wholly owned subsidiary of SINA which owns RIH, and certain of SIHL's subsidiaries (the "Guarantors"). RIH's guarantee of the Senior Notes is senior to its guarantee of the Mortgage Notes and Junior Mortgage Notes. Interest on the Senior Notes is payable on March 15 and September 15 in each year, commencing September 15, 1997. The indenture for the Senior Notes (the "Senior Indenture") contains certain covenants, including limitations on the ability of the Issuers and the Guarantors to, among other things: (i) incur additional indebtedness, (ii) incur certain liens, (iii) engage in certain transactions with affiliates and (iv) pay dividends and make certain other restricted payments. Because the Senior Notes were issued in a private placement, they were restricted as to transfer.

             The Issuers filed a Form F-4 Registration Statement with the Securities and Exchange Commission in order to register $200,000,000 of 9% Exchange Senior Subordinated Notes due 2007 (the "Exchange Notes"), and on April 11, 1997, the effective date of that registration statement, commenced an exchange offer (the "Exchange Offer") in order to exchange the Senior Notes for the Exchange Notes. The Exchange Notes have terms identical in all material respects to the Senior Notes, evidence the same debt as the Senior Notes and are issued under and are entitled to the same benefits under the Senior
        Indenture as the Senior Notes. In addition, the Exchange Notes and the Senior Notes are treated as one series of securities under the Senior Indenture. The Exchange Offer expired on May 13, 1997.

        D.   Capitalized Interest and Real Estate Taxes:

             For    the  first  quarter  of  1997  the  Company  ceased  the
        capitalization of interest and real estate taxes on its Atlantic City expansion project adjacent to the Resorts Casino Hotel as the project conceived by management of the Company prior to the Merger with SIHL was essentially abandoned. Management of SIHL is working on a new conceptual design for expanding this property and detailed planning is expected to begin in 1998.

        E.   Statements of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                       Quarter Ended
                                                         March 31,
        (In Thousands of Dollars)                  1997           1996

        Interest paid                             $11,888        $11,307
        Income taxes paid (refunds received)      $  (142)       $    79

        Non-cash financing and investing
         activities:
          Net book value of SIRI at date
           of contribution (see Note A)           $   368
          Increase in liabilities for
           additions to other assets              $    17


        F.   Commitments and Contingencies:

             Casino Reinvestment Development Authority ("CRDA")

             As previously reported, certain issues have been raised by the CRDA and the State of New Jersey Department of the Treasury (the "Treasury") concerning the satisfaction of investment obligations for the years 1979 through 1983 by RIH. These matters were dormant for an extensive period of time until late 1995 when the Company was contacted by the CRDA. CRDA legal representatives have recently indicated that Treasury may take a position that RIH owes additional investment alternative taxes including interest and possibly penalties. If these issues are determined adversely, RIH could be required to pay the relevant amount in cash. Management of the Company intends to contest these issues and believes a negotiated settlement that would not involve a material monetary cost to the Company is possible.

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

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        FINANCIAL CONDITION

        Liquidity

             At March 31, 1997 the Company's working capital amounted to $22,554,000, including unrestricted cash and equivalents of $59,938,000. A significant portion of the unrestricted cash and equivalents is required for day-to-day operations, including approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as additional cash balances necessary to meet current working capital needs.

        Capital Expenditures and Resources

             In March 1997 the Company purchased $119,645,000 principal amount of Mortgage Notes and $21,001,000 principal amount of Junior Mortgage Notes upon consummation of the Offer. The purchase price and Consent Payments for purchasing these tendered securities, excluding accrued interest, totaled $153,712,000. In connection with the Offer and Solicitation, SIHL and SINA issued $200,000,000 principal amount of Senior Notes which, after costs, will result in net proceeds to the Company of approximately $194,000,000. The majority of these proceeds were used to fund the Offer; the balance of the proceeds will be used for general corporate purposes. See Note C of Notes to Consolidated Financial Statements for further discussion of these and related transactions.

             As previously disclosed, officials of SIHL announced plans to transform Resorts Casino Hotel into a highly themed resort. At present, the project is in the conceptual design stage and detailed planning is expected to begin in 1998. The expansion is expected to include additional hotel rooms and a highly themed casino and entertainment complex. The size and scope of the expansion depend, in part, upon the amount of additional land the Company is able to acquire. In this regard, the Company spent in excess of $7,500,000 during the first quarter of 1997 on land intended to be used in this expansion. In addition, the Company's ability to carry out the expansion depends on a number of other factors, including receipt of adequate financing and certain state and local approvals.

             During 1997 the Company expects to begin enhancing the Resorts Casino Hotel through the construction of additional parking, the renovation of approximately 500 of the hotel rooms and various improvements to public areas. The planning for such renovation has just recently begun, and the costs and schedule therefor have not yet been determined.

        RESULTS OF OPERATIONS - First Quarter 1997 Compared to 1996

        Revenues

             Casino and Resort Revenues

             RIH's net casino revenues increased from $58,687,000 in the first quarter of 1996 to $59,104,000 in the first quarter of 1997 as table win increased by $1,045,000, slot win decreased by $416,000 and poker, simulcast and keno revenues decreased by $212,000. Table game win was up due to both an increase in amounts wagered by patrons and the effects of an increased hold percentage (ratio of casino win to total amount of chips purchased for table games or total amount wagered for slots). The decrease in slot win was due to a decrease in amounts wagered.

             Competition for Atlantic City casino patrons remains intense. Adding to the competition for patrons, expansions at two competing Atlantic City properties opened in mid-1996 which, combined, added approximately 1,100 hotel rooms and approximately 85,000 square feet of gaming space. In July 1997 another competitor's expansion is expected to open adding approximately 75,000 square feet of casino space and two other competitors are scheduled to open hotel room additions of 300 and 400 rooms this summer. Several other companies have announced plans to expand existing or construct new casino/hotels in Atlantic City.

             Tour Operations

             These  revenues  in  1997  are  from  operations  of SIRI and its
        subsidiaries,   which  entities  were  contributed  to  SINA  by  SIHL
        effective January 1, 1997.

             Real Estate Related

             Real estate related revenues consist of lease payments under a 99-year net lease of approximately 10 acres of Boardwalk property in Atlantic City (the "Showboat Lease"). Lease payments received under the Showboat Lease are passed-through (subject to certain adjustments) as interest to holders of SINA's First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000 (the "Showboat Notes"). Thus, the casino/hotel operations do not fund the interest on the Showboat Notes.

             The lease payments under the Showboat Lease are adjusted annually, as of April 1, for changes in the consumer price index. For the lease year commencing April 1, 1997 annual lease payments increased from $8,805,000 to $9,047,000.

        Expenses

             Casino and Resort Expenses

             For the first quarter of 1997 the largest decreases in casino and resort expenses were in fees charged RIH by the New Jersey Casino Control Commission ("CCC") and Division of Gaming Enforcement ("DGE") ($600,000) and cash giveaways at RIH ($600,000). The CCC and DGE fees were higher in 1996 because the Company's gaming license renewal investigation and hearing took place in early 1996. The cash giveaways were down as the cash giveaway per bus patron decreased, though the Company's number of bus passengers increased.

             Tour Operations

             These  expenses  in  1997  are  from  operations  of SIRI and its
        subsidiaries,   which  entities  were  contributed  to  SINA  by  SIHL
        effective January 1, 1997.

             Selling, General and Administrative

             The net decrease in selling, general and administrative costs is due to (i) a decrease in SINA's corporate overhead costs ($800,000) related to the closing of a corporate office and termination of certain personnel in conjunction with the Merger and (ii) a decrease at RIH, primarily due to a decrease in amortization of prepaid fees ($600,000) under an agreement whereby the Company has a non-exclusive license to use the name and likeness of Merv Griffin to advertise the Company's casino/hotel properties. The balance of such prepaid fees were written off in December 1996.

             Depreciation and Amortization

             These expenses were up slightly as the net decrease in depreciation expense ($300,000) resulting primarily from the changes in remaining depreciable lives assigned in conjunction with the Merger was more than offset by the amortization of goodwill ($600,000).


        PART II. - OTHER INFORMATION


        Item 1.  Legal Proceedings

             The following is an update of the status of certain litigation which was previously described in "Item 3. Legal Proceedings" of the SINA 1996 Form 10-K.

             U.S. Bankruptcy Court Action - Rogers

             The motion for summary judgment, which was previously reported as returnable on April 17, 1997, was adjourned by the New Jersey Bankruptcy Court (the "NJ Bankruptcy Court") until May 28, 1997.

             U.S. District Court Action - SINA v. Lowenschuss

             In this previously reported action pending before the NJ Bankruptcy Court where a trial was held on November 2 and 3, 1995, on April 22, 1997, the NJ Bankruptcy Court issued a final opinion in SINA's favor, finding that the trustee for two Individual Retirement Accounts and the Fred Lowenschuss Associates Pension Plan committed fraud against SINA and that SINA was entitled to restitution. The NJ Bankruptcy Court awarded SINA $3,800,000 plus prejudgment interest and $250,000 punitive damages, for a total award of approximately $5,600,000.


        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibits are filed herewith:

             Exhibit
             Number                            Exhibit

             (27)(a)   Financial data schedule as of March 31, 1997.

             (27)(b)   Restated financial data schedule as of March 31, 1996.

             The following Part II exhibits are filed herewith:

             Exhibit
             Number                            Exhibit

             (3)(a)    Restated Certificate of Incorporation of SINA.

             (3)(b)    Amended and Restated By-Laws of SINA.

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by SINA covering an event during the first quarter of 1997. No amendments to previously filed Forms 8-K were filed during the first quarter of 1997.

                                      SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SUN INTERNATIONAL NORTH AMERICA, INC.
                                                    (Registrant)




                                        /s/ John Allison
                                        John Allison
                                        Executive Vice President - Finance
                                         (Authorized Officer of Registrant
                                         and Chief Financial Officer)


        Date:  May 14, 1997

                         SUN INTERNATIONAL NORTH AMERICA, INC.

                          Form 10-Q for the quarterly period
                                 ended March 31, 1997


                                     EXHIBIT INDEX


        Exhibit
        Number              Exhibit               Page Number in Form 10-Q

        (3)(a)      Restated Certificate of       Page 18
                    Incorporation of SINA.

        (3)(b)      Amended and Restated          Page 25
                    By-Laws of SINA.

        (27)(a)     Financial data schedule       Page 34
                    as of March 31, 1997.

        (27)(b)     Restated financial data       Page 35
                    schedule as of March 31,
                    1996.