Form 10-Q
period 1997-06-30
SUN INTERNATIONAL NORTH AMERICA INC
filed 1997-08-12
CIK 83394

Form 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D. C.  20549

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

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


	- continued -

	Exhibit Index is presented on page 16

	Total number of pages 18


Number of shares outstanding of registrant's common stock as of June 30, 1997: 100, all of which are owned by one shareholder.
Accordingly there is no current market for any of such shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General
Instruction.

	SUN INTERNATIONAL NORTH AMERICA, INC.
	FORM 10-Q
	INDEX


Page Number

Part I.  Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets
 at June 30, 1997 and
 December 31, 1996                            4

Consolidated Statements of
 Operations for the Quarters
 and Six Months Ended June 30,
 1997 and 1996                                5

Consolidated Statements of
 Cash Flows for the Six Months
 Ended June 30, 1997 and 1996                 6

Notes to Consolidated
 Financial Statements                         7


Item 2.	Management's Discussion and
 Analysis of Financial
 Condition and Results of
 Operations                                  10


Part II.  Other Information

	Item 1.	Legal Proceedings                   14

Item 6.	Exhibits and Reports on
 Form 8-K                                    14

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

       SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
             (In Thousands of Dollars, except par value)


                                                June 30,    December 31,
                                                  1997          1996
                                               (Unaudited)
 ASSETS
 Current assets:
   Cash and cash equivalents                   $   72,978    $   29,267
   Restricted cash equivalents                      4,639         4,538
   Receivables, less allowance for
    doubtful accounts of $3,806 and $3,758         13,412         7,468
   Inventories                                      1,254         1,194
   Prepaid expenses                                 2,569         2,055
     Total current assets                          94,852        44,522

 Land held for investment, development
  or resale                                       149,169       185,769
 Property and equipment, net of accumulated
  depreciation of $5,342 and $0                   246,941       210,961
 Deferred charges and other assets                 18,568        12,673
 Goodwill, net of amortization                     96,850        98,923
                                               $  606,380    $  552,848
 LIABILITIES AND SHAREHOLDER'S EQUITY
 Current liabilities:
   Current maturities of long-term debt        $      608    $      636
   Accounts payable and accrued liabilities        53,234        51,669
   Due to affiliates                                6,457
     Total current liabilities                     60,299        52,305

 Long-term debt, including unamortized
  premiums (discounts)                            311,251       261,543

 Deferred income taxes                             43,957        46,000

 Shareholder's equity:
  Common stock-$.01 par value
  Capital in excess of par                        193,368       193,000
  Accumulated deficit                              (2,495)
                                                  190,873       193,000

                                               $  606,380    $  552,848


 See notes to consolidated financial statements.

           SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In Thousands of Dollars)
                                 (Unaudited)

                                          Quarter Ended         Half Ended
                                            June 30,             June 30,
                                          1997      1996      1997       1996
 Revenues:
   Casino                               $64,917   $68,386   $124,364   $127,247
   Rooms                                  4,254     4,044      7,218      7,014
   Food and beverage                      6,904     6,955     13,177     12,839
   Other casino/hotel revenues            2,562     2,317      4,519      4,249
                                         78,637    81,702    149,278    151,349
   Less promotional allowances           (7,070)   (6,341)   (12,545)   (11,401)
     Net casino and resort revenues      71,567    75,361    136,733    139,948
   Tour operations                        3,913         -      8,425          -
   Real estate related                    2,262     2,266      4,463      4,406
                                         77,742    77,627    149,621    144,354

 Expenses:
   Casino                                39,722    41,684     77,145     79,380
   Rooms                                    802       952      1,673      1,992
   Food and beverage                      4,158     4,261      7,791      7,793
   Other casino/hotel operating expense   7,754     8,270     16,791     17,352
   Tour operations                        3,530                7,712
   Selling, general and administrative   10,472     9,095     18,828     19,041
   Depreciation and amortization          3,356     3,240      6,658      6,205
                                         69,794    67,502    136,598    131,763

 Operating income                         7,948    10,125     13,023     12,591

 Other income (expense):
   Interest income                        1,005       801      1,635      1,570
   Interest expense, net                 (6,986)   (6,091)   (13,523)   (12,393)
   Amortization of debt premiums,
    discounts and issue costs               (82)   (1,037)        68     (2,083)
   Other                                    314                  314
Earnings (loss) before income taxes
  and extraordinary item                  2,199     3,798      1,517       (315)
 Income tax expense                      (1,055)              (1,055)
 Earnings (loss) before
  extraordinary item                      1,144     3,798        462       (315)
 Extraordinary item-loss on
  extinguishment of debt (net of
  income tax benefit of $2,043)                               (2,957)
 Net earnings (loss)                    $ 1,144   $ 3,798   $ (2,495)  $   (315)

 See notes to consolidated financial statements.

       SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In Thousands of Dollars)
                             (Unaudited)

                                                      Half Ended June 30,
                                                       1997          1996
 Cash flows from operating activities:
   Reconciliation of net loss to net cash
    provided by operating activities:
     Net loss                                       $  (2,495)    $   (315)
     Extraordinary loss on extinguishment of
      debt, net of income tax benefit                   2,957
     Depreciation and amortization                      6,877        6,205
     Decrease in goodwill for tax benefit
      acquired                                            836
     Amortization of debt premiums,
      discounts and issue costs                           (68)       2,083
     Provision for doubtful receivables                   540          255
     Provision for discount on CRDA
      obligations, net of amortization                    707          723
     Deferred tax benefit                                              (75)
     Gain on asset disposition                           (314)         (65)
     Changes in assets and liabilities, net
      of SIRI contribution:
       Net change in receivables                       (5,548)        (139)
       Net change in inventories, prepaid
        expenses and other assets                         (77)         602
       Net change in accounts payable and
        accrued liabilities                             3,019        2,648
     Net cash provided by operating activities          6,434       11,922

 Cash flows from investing activities:
   Payments for operating capital expenditures         (1,832)      (4,891)
   Acquisition of other fixed assets                   (8,866)        (144)
   Proceeds from the sale of land                       7,435           65
   CRDA deposits and bond purchases                    (1,480)      (1,455)
   Advances from affiliates                             8,610
     Net cash provided by (used in) investing
      activities                                        3,867       (6,425)

 Cash flows from financing activities:
   Proceeds from issuance of debt                     199,084
   Payments to secure borrowings                       (5,802)
   Purchase of long-term debt pursuant to Offer      (153,712)
   Payments of Merger costs                            (6,902)
   SIRI cash and equivalents at date of
    contribution                                        1,159
   Other debt repayments                                 (316)        (286)
     Net cash provided by (used in)
      financing activities                             33,511         (286)

 Net increase in cash and cash equivalents             43,812        5,211
 Cash and cash equivalents at beginning of period      33,805       55,572
 Cash and cash equivalents at end of period         $  77,617     $ 60,783

 See notes to consolidated financial statements.
	SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.	General:

The accompanying consolidated interim financial statements, which are unaudited, include the operations of Sun International North America, Inc. ("SINA") and its subsidiaries. SINA was known as Griffin Gaming & Entertainment, Inc. until February 6, 1997. "SINA" is used herein to refer to the corporation both before and after its name change. The term "Company" as used herein includes SINA and its subsidiaries.

On December 16, 1996, SINA became a wholly owned subsidiary of Sun International Hotels Limited ("SIHL"), a corporation organized under the laws of the Commonwealth of The Bahamas, through a merger transaction (the "Merger"). At the time of the Merger, SINA was a holding company through which it operated the Resorts Casino Hotel in Atlantic City, New Jersey. As a result of the Merger, SINA's consolidated assets and liabilities were adjusted to their estimated fair values as of December 31, 1996. The Merger and related basis adjustments are discussed in detail in Note 1 of Notes to Consolidated Financial Statements in SINA's Annual Report on Form 10-K for the year ended December 31, 1996 (the "SINA 1996 Form 10-K").

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

As a result of these transactions, SINA is a holding company through which SIHL owns and operates the Resorts Casino Hotel and certain U.S. properties that support SIHL's business in The Bahamas.

While the accompanying interim financial information is unaudited, management of the Company believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the SINA 1996 Form 10-K. The results of operations for the three and six month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 1997.

The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1996 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 45 through 67 of the SINA 1996 Form 10-K.

B.	Reverse Repurchase Agreements:

Cash equivalents at June 30, 1997 included $35,733,000 of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with Prudential Securities, Inc. under which the Company had not taken delivery of the underlying securities. These agreements matured during the first week of July 1997.

C.	Refinancing:

	In February 1997, Resorts International Hotel Financing, Inc., a wholly owned subsidiary of SINA ("RIHF"), offered (the "Offer") to purchase its outstanding $125,000,000 principal amount of 11% Mortgage Notes due 2003 (the "Mortgage Notes") and $35,000,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage
Notes"). In connection with the Offer, RIHF sought the consent of the holders (the "Consents") to amend the relevant indentures to, among other things, release the collateral for the Mortgage Notes and Junior Mortgage Notes. Pursuant to the Offer, RIHF acquired $119,645,000 principal amount of Mortgage Notes and $21,001,000 principal amount of Junior Mortgage Notes, for a total purchase price (including payments relating to the Consents) of $153,712,000. There remains outstanding $5,355,000 principal amount of Mortgage Notes and $1,100,000 principal amount of Junior Mortgage Notes, which, as a result of the amendments to the indentures, are now unsecured obligations of RIHF. The remaining Junior Mortgage Notes continue to trade as part of units consisting of $1,000 principal amount of Junior Mortgage Notes and
 .1928 of an ordinary share of SIHL.

In connection with the Offer, SIHL and SINA (the "Issuers") issued $200,000,000 principal amount of 9% Senior Subordinated Notes due 2007 (the "Senior Notes") which, after costs, resulted in net proceeds to the Company of approximately $194,000,000. The majority of these proceeds were used to fund the Offer; the balance of the proceeds will be used for general corporate purposes.

D.	Capitalized Interest and Real Estate Taxes:

At the beginning of 1997, the Company ceased the capitalization of interest and real estate taxes on its Atlantic City expansion project adjacent to the Resorts Casino Hotel as the project conceived by management of the Company prior to the Merger with SIHL was essentially abandoned. Management of SIHL is in the process of planning a redevelopment of the existing Resorts Casino Hotel. See further discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.


E.	Statements of Cash Flows:

Supplemental disclosures required by Statement of Financial
Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                 Six Months Ended
                                                     June 30,
(In Thousands of Dollars)                       1997           1996

Interest paid                                 $11,976        $12,345

Income taxes paid                             $   142        $    79

Non-cash investing and financing
 activities - increase in liabilities
 for additions to other assets                $    74        $    88


F. Reclassifications

Certain reclassifications have been made to the 1996 balances to conform with the current year presentation.

G.	Commitments and Contingencies:

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








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Liquidity

At June 30, 1997 the Company's working capital amounted to $34,553,000 including unrestricted cash and equivalents of $72,978,000. A portion of the unrestricted cash and equivalents is required for day-to-day operations, including approximately
$10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as additional cash balances necessary to meet current working capital needs.

Capital Expenditures and Resources

In March 1997, RIHF purchased certain of its Mortgage Notes and
Junior Mortgage Notes for a total of $153,712,000, excluding accrued interest. In connection with the Offer, SIHL and SINA issued $200,000,000 principal amount of Senior Notes which, after costs, resulted in net proceeds to the Company of approximately $194,000,000. The majority of these proceeds were used to fund the Offer; the balance of the proceeds will be used for general corporate purposes. See Note C of Notes to Consolidated Financial Statements for further discussion of these transactions.

RIH is in the process of planning a redevelopment of the existing Resorts Casino Hotel into a highly themed resort (the "Redevelopment"). The planning for the Redevelopment has not yet been completed and the costs and schedule therefor have not yet been determined. The ability to carry out the Redevelopment depends on a number of factors, including receipt of adequate financing and certain state and local approvals.

After completion of the Redevelopment, RIH may consider undertaking a large scale expansion of the Resorts Casino Hotel on the land adjacent thereto. The size and scope of any expansion depends, in part, upon the results achieved by the redeveloped Resorts Casino Hotel, improvement to existing transportation infrastructure and the acquisition of additional land. For the first six months of 1997, SINA acquired approximately $8,500,000 of land that could be used for the expansion.

RESULTS OF OPERATIONS - Second Quarter and Six Months of 1997
Compared to 1996

Revenues

	Casino and Resort Revenues

	Second Quarter

	Gaming revenues were $64,917,000 for the three months ended June 30, 1997, a decrease of $3,468,000 or 5.1% from gaming revenues of $68,385,000 for the comparable period in 1996. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues.

	Slot revenues were $45,820,000 for the three months ended June 30, 1997, a decrease of $2,297,000 or 4.8% from $48,117,000 for the comparable period in 1996. This decrease was due to a decrease in slot handle (dollar amounts wagered) by $31,295,000 or 5.8% to $511,600,000 for the three months ended June 30, 1997 from $542,895,000 for the comparable period in 1996.

	Table games revenues were $17,679,000 for the three months ended June 30, 1997, a decrease of $786,000 or 4.3% from $18,465,000 for the comparable period in 1996. This decrease was due to a combination of a reduction in table games drop (the dollar amount of chips purchased) by $2,373,000 or 2.0% to $113,627,000 for the three months ended June 30, 1997 from $116,000,000 for the comparable period in 1996, and a reduction in hold percentage (ratio of casino win to total amount of chips purchased) of 0.4 percentage points to 15.6% for the three months ended June 30, 1997 from 16.0% for the comparable period in 1996.

	Poker, simulcast and keno revenues were $1,418,000 for the three months ended June 30, 1997, a decrease of $385,000 or 21.4% from $1,803,000 for the comparable period in 1996.

	Other revenues were $13,721,000 for the three months ended June 30, 1997, an increase of $406,000 or 3.0% from other revenues of $13,315,000 for the comparable period of 1996. Other revenues include revenues from rooms, food and beverage, and miscellaneous items. The increase primarily reflects a $210,000 or 5.2% increase in room revenues due to a $4.38 increase in the average room rate per night to $76.15 in 1997 from $71.77 in 1996 partially offset by a 1.7 percentage point decrease in occupancy rate to 92.5% in 1997 from 94.2% in 1996.

	Six Months

	Gaming revenues were $124,364,000 for the six months ended June 30, 1997, a decrease of $2,883,000 or 2.3% from gaming revenues of $127,247,000 for the comparable period in 1996. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues.

	Slot revenues were $85,812,000 for the six months ended June 30, 1997, a decrease of $2,713,000 or 3.1% from $88,525,000 for the comparable period in 1996. This decrease was due to a decrease in slot handle (dollar amounts wagered) by $35,000,000 or 3.5% to $968,244,000 for the six months ended June 30, 1997 from $1,003,244,000 for the comparable period in 1996.

	Table games revenues were $35,633,000 for the six months ended June 30, 1997, an increase of $429,000 or 1.2% from $35,204,000 for the comparable period in 1996. This increase was primarily due to an increase in table games drop (the dollar amount of chips purchased) by $3,358,000 or 1.5% to $223,754,000 for the six months ended June 30,
1997 from $220,396,000 for the comparable period in 1996. This was partially offset by a hold percentage (ratio of casino win to total amount of chips purchased) decrease of 0.1 percentage points to 15.9% for the six months ended June 30, 1997 from 16.0% for the comparable period in 1996.

	Poker, simulcast and keno revenues were $2,919,000 for the six months ended June 30, 1997, a decrease of $598,000 or 17.0% from $3,517,000 for the comparable period in 1996.

	Other revenues were $24,915,000 for the six months ended June 30, 1997, an increase of $814,000 or 3.4% from other revenues of $24,101,000 for the comparable period of 1996. Other revenues include revenues from rooms, food and beverage, and miscellaneous items. The increase primarily reflects a $338,000 or 2.6% increase in food & beverage revenues due to a 32,810 or 3.5% increase in food covers to 982,671 for the six months ended June 30, 1997 from 949,861 for the comparable period in 1996. There was also a $0.10 or 0.9% increase in the average food check to $11.12 for the six months ended June 30, 1997 from $11.02 for the comparable period in 1996. The increase also reflects a $204,000 or 2.9% increase in lodging revenues due to a $2.14 increase in the average room rate per night to $66.05 in 1997 from $63.91 in 1996 partially offset by a 1.0 percentage point decrease in occupancy rate to 91.0% in 1997 from 92.0% in 1996.

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

Expenses

	Casino and Resort Expenses

	Second Quarter

	Gaming costs and expenses were $40,235,000 for the three months ended June 30, 1997, a decrease of $1,449,000 or 3.5% from expenses of $41,684,000 for the comparable period in 1996. This represents costs and expenses associated with table games, slot operations, win contribution expense, and promotional expenses given to patrons. The decrease is primarily due to management's implementation of various cost containment efforts that will continue throughout the year.

	Six Months

	Gaming costs and expenses were $77,658,000 for the six months ended June 30, 1997, a decrease of $1,722,000 or 2.2% from expenses of $79,380,000 for the comparable period in 1996. This represents costs and expenses associated with table games, slot operations, win contribution expense, and promotional expenses given to patrons. The decrease is primarily due to management's implementation of various cost containment efforts during the second quarter of 1997 that will continue throughout the year.

Tour Operations

These expenses in 1997 are from operations of SIRI and its subsidiaries, which entities were contributed to SINA by SIHL effective January 1, 1997.

Depreciation and Amortization

These expenses were up slightly as the net decrease in depreciation expense ($500,000 in the second quarter and $800,000 in the first half) resulting primarily from the changes in remaining depreciable lives assigned in conjunction with the Merger was more than offset by the amortization of goodwill ($600,000 in the second quarter and $1,200,000 in the first half).

	Forward Looking Statements

The statements contained herein include forward looking statements based on management's current expectations of the Company's future performance. Predictions relating to future performance are inherently uncertain and subject to a number of risks. Consequently, the Company's actual results could differ materially from the expectations expressed in the preceding paragraphs. Factors that could cause the Company's actual results to differ materially from the expected results include, among other things: the intensely competitive nature of the casino gaming industry; increases in the number of competitors in the markets in which the Company operates; the seasonality of the industry in certain markets in which the Company operates; the susceptibility of the Company's operating results to adverse weather conditions and natural disasters; the risk that certain governmental approvals may not be obtained; changes in governmental regulations governing the Company's activities and other risks detailed in the Company's filings with the Securities and Exchange Commission.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

The following is an update of the status of certain litigation which was previously described in "Item 3. Legal Proceedings" of the SINA 1996 Form 10-K and in "Item 1. Legal Proceedings" of SINA's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

	U.S. Bankruptcy Court Action - Rogers

	The motion for summary judgment, which was previously reported as returnable on May 28, 1997, was adjourned by the New Jersey Bankruptcy Court (the "NJ Bankruptcy Court") and will be heard in August 1997.

	U.S. District Court Action - SINA v. Lowenschuss

	In this previously reported action pending before the NJ Bankruptcy Court where a trial was held on November 2 and 3, 1995, on April 22, 1997, the NJ Bankruptcy Court issued a final opinion in SINA's favor, finding that the trustee for two Individual Retirement Accounts and the Fred Lowenschuss Associates Pension Plan committed fraud against SINA and that SINA was entitled to restitution. The NJ Bankruptcy Court awarded SINA $3,800,000 plus prejudgment interest and $250,000 punitive damages, for a total award of approximately $5,600,000. The defendant has filed an appeal. SINA is pursuing collection of the judgment.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits

The following Part I exhibits are filed herewith:

Exhibit
Number 	                        Exhibit

(27)(a)	Financial data schedule as of June 30, 1997.

(27)(b)	Restated financial data schedule as of June 30, 1996.

b.	Reports on Form 8-K

No Current Report on Form 8-K was filed by SINA covering an event during the second quarter of 1997. No amendments to previously filed Forms 8-K were filed during the second quarter of 1997.


	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUN INTERNATIONAL NORTH AMERICA, INC.
            (Registrant)




_____________________________________
John Allison
Executive Vice President - Finance
 (Authorized Officer of Registrant
 and Chief Financial Officer)


Date:  August 12, 1997

	SUN INTERNATIONAL NORTH AMERICA, INC.

	Form 10-Q for the quarterly period
	ended June 30, 1997


	EXHIBIT INDEX


Exhibit
Number 	        Exhibit         	Page Number in Form 10-Q

(27)(a)	Financial data schedule  	Page 17
        as of June 30, 1997.

(27)(b)	Restated financial data  	Page 18
        schedule as of June 30,
        1996.





15