Form 10-Q
period 1997-09-30
SUN INTERNATIONAL NORTH AMERICA INC
filed 1997-11-14
CIK 83394

Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

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


                             - continued -

                 Exhibit Index is presented on page 17

                      Total number of pages 19

Number of shares outstanding of registrant's common stock as of September 30, 1997: 100, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

                 SUN INTERNATIONAL NORTH AMERICA, INC.
                               FORM 10-Q
                                 INDEX


                                                           Page Number

Part I.  Financial Information

     Item 1.     Financial Statements

                 Consolidated Balance Sheets
                  at September 30, 1997 and
                  December 31, 1996                              4

                 Consolidated Statements of
                  Income for the Quarter
                  and Three Quarters Ended
                  September 30, 1997 and 1996                    5

                 Consolidated Statements of
                  Cash Flows for the Three
                  Quarters Ended September 30,
                  1997 and 1996                                  6

                 Notes to Consolidated
                  Financial Statements                           7

     Item 2.     Management's Discussion and
                  Analysis of Financial
                  Condition and Results of
                  Operations                                    10


Part II.  Other Information

     Item 1.     Legal Proceedings                              14

     Item 6.     Exhibits and Reports on
                  Form 8-K                                      15

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

         SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
               (In Thousands of Dollars, except par value)


                                       September 30,    December 31,
                                           1997             1996
                                        (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents               $ 55,050       $ 29,267
  Restricted cash equivalents                1,661          4,538
  Receivables, less allowance for
   doubtful accounts of $3,637
   and $3,758                                9,683          7,468
  Inventories                                1,430          1,194
  Prepaid expenses                           2,758          2,055
    Total current assets                    70,582         44,522

Land held for investment,
 development or resale                     198,137        185,769
Property and equipment, net of
 accumulated depreciation of $8,223
 and $-0-                                  209,969        210,961
Deferred charges and other assets           21,560         12,673
Goodwill, net of amortization               94,011         98,923
                                          $594,259       $552,848

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt    $    446       $    636
  Accounts payable and accrued
   liabilities                              37,938         51,669
  Due to affiliates                          3,460
    Total current liabilities               41,844         52,305

Long-term debt, including unamortized
 premiums (discounts)                      311,254        261,543

Deferred income taxes                       46,000         46,000

Shareholder's equity:
  Common stock - $.01 par value
  Capital in excess of par                 193,008        193,000
  Retained earnings                          2,153
    Total shareholder's equity             195,161        193,000
                                          $594,259       $552,848

See notes to consolidated financial statements.

         SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands of Dollars)
                               (Unaudited)

                                Quarter Ended       Three Quarters Ended
                                September  30,         September 30,
                               1997        1996       1997        1996
                           (Successor)(Predecessor)(Successor)(Predecessor)
Revenues:
  Casino                      $ 66,607   $72,354    $190,971    $199,601
  Rooms                          5,458     5,293      12,676      12,307
  Food and beverage              7,640     8,126      20,817      20,965
  Other casino/hotel             3,786     2,838       8,305       7,087
                                83,491    88,611     232,769     239,960
  Less promotional allowances   (9,088)   (8,470)    (21,633)    (19,871)
   Net casino and resort
     revenues                   74,403    80,141     211,136     220,089
  Tour operations                3,688                12,113
  Real estate related            2,261     2,201       6,724       6,607
  Other income                   2,609                 2,609
                                82,961    82,342     232,582     226,696
Expenses:
  Casino                        40,536    44,413     117,681     123,793
  Rooms                            600       718       2,273       2,710
  Food and beverage              4,315     4,750      12,106      12,543
  Other casino/hotel             7,835     9,032      24,626      26,384
  Tour operations                3,465                11,177
  Selling, general and
   administrative                7,429     8,315      26,257      27,356
  Depreciation and
   amortization                  3,674     3,102      10,332       9,307
                                67,854    70,330     204,452     202,093
Operating income                15,107    12,012      28,130      24,603

Other income (expenses):
  Interest income                1,024       932       2,659       2,502
  Interest expense              (6,981)   (6,092)    (20,504)    (18,485)
  Accretion of debt
   discounts, net and
   amortization of issue costs    (157)   (1,092)        (89)     (3,175)
  Other                                                  314
Earnings before income
 taxes and extraordinary item    8,993     5,760      10,510       5,445
Income tax expense              (4,345)               (5,400)
Earnings before extraordinary
 item                            4,648     5,760       5,110       5,445
Extraordinary item-loss on
 extinguishment of debt (net
 of income tax benefit of
 $2,043)                                              (2,957)
Net earnings                  $  4,648   $ 5,760    $  2,153    $  5,445

See notes to consolidated financial statements.

          SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)
                                (Unaudited)

                                                    Three Quarters Ended
                                                         September 30,
                                                      1997          1996
                                                  (Successor)   (Predecessor)
Cash flows from operating activities:
  Reconciliation of net earnings to net
   cash provided by operating activities:
    Net earnings                                    $  2,153      $  5,445
    Extraordinary item                                 2,957
    Depreciation and amortization                     10,618        12,482
    Decrease in goodwill for tax benefit utilized      5,152
    Provision for doubtful receivables                   730           501
    Provision for discount on CRDA obligations,
     net                                                 901         1,150
    Gain on sale of fixed assets                        (314)          (65)
    Deferred tax benefit                                              (240)
    Net change in working capital accounts:
    Receivables                                       (1,768)       (1,060)
    Due from affiliates                                4,397
    Inventories and prepaids                            (545)          163
    Accounts payable and accrued 1iabilities         (10,870)       (5,741)
    Net cash provided by operating activities         13,411        12,635

Cash flows from investing activities:
  Payments for operating capital expenditures         (6,183)       (8,765)
  Acquisition of other fixed assets                  (19,181)         (625)
  Proceeds received from the sale of land              7,435            65
  CRDA deposits and bond purchases                    (2,286)       (2,170)
     Net cash used in investing activities           (20,215)      (11,495)

Cash flows from financing activities:
  Proceeds from issuance of debt                     199,084
  Payments to secure borrowings                       (6,460)
  Repayment of debt pursuant to Offer               (153,712)
  Payments of Merger costs                            (7,465)
  SIRI cash and equivalents at date of contribution    1,159
  Repayments to affiliates                            (2,418)
  Other debt repayments                                 (478)         (435)
  Proceeds from exercise of stock options                                9
    Net cash provided by (used in) financing
     activities                                       29,710          (426)

Net increase in cash and cash equivalents             22,906           714
 Cash and cash equivalents at beginning of period     33,805        55,572
 Cash and cash equivalents at end of period         $ 56,711      $ 56,286

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

     On December 16, 1996, SINA became a wholly owned subsidiary of Sun International Hotels Limited ("SIHL"), a corporation organized under the laws of the Commonwealth of The Bahamas, through a merger transaction (the "Merger"). SIHL as used herein includes SIHL and its subsidiaries. As a result of the Merger, SINA's consolidated assets and liabilities were adjusted to their estimated fair values as of December 31, 1996. The Merger and related basis adjustments are discussed in detail in Note 1 of Notes to Consolidated Financial Statements in SINA's Annual Report on Form 10-K for the year ended December 31, 1996 (the "SINA 1996 Form 10-K").

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

     Effective July 1, 1997 SIHL contributed the capital stock of Sun Cove Limited, ("SCL"), a wholly owned subsidiary of SIHL, to SINA. SCL has a 50% interest in Trading Cove Associates ("TCA"), a Connecticut general partnership which is party to a management agreement (the "Management Agreement") with the Mohegan Tribal Gaming Authority relating to the development and management of a casino resort and entertainment complex (the "Mohegan Sun Casino") in the town of Uncasville, Connecticut. The Management Agreement expires in October 2003 (subject to a buy-out option after October
2001) and provides that TCA is entitled to receive between 30% and 40% of the net profits, as defined, of the Mohegan Sun Casino. TCA is obligated to pay certain amounts to SIHL, as priority payments from its management fee income for services provided by SIHL. In addition, TCA is obligated to pay certain amounts to SCL, as priority payments from its management fee income for previous capital contributions to TCA. These amounts are paid as TCA receives sufficient management fees to meet the priority distribution. As of July 1, 1997 SCL's consolidated assets, liabilities and shareholder's deficit amounted to $7,921,000, $8,281,000 and $360,000, respectively. SCL's consolidated revenues and net loss for the six months ended June 30, 1997 were $-0- and $360,000, respectively. SCL had no revenues or expenses prior to 1997.

     As a result of these transactions, SINA is a holding company through which SIHL owns and operates its properties and investments in the United States.

     While the accompanying interim financial information is unaudited, management of the Company believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the SINA 1996 Form 10-
K. The results of operations for the three and nine month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

     The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1996 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 45 through 67 of the SINA 1996 Form 10-K.

B.   Reverse Repurchase Agreements:

     Cash equivalents at September 30, 1997 included $28,409,000 of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with Prudential Securities, Inc. under which the Company had not taken delivery of the underlying securities. These agreements matured during the first week of October 1997.

C.   Refinancing:

     In February 1997, Resorts International Hotel Financing, Inc.,("RIHF") a wholly owned subsidiary of SINA, offered (the "Offer") to purchase its outstanding $125,000,000 principal amount of 11% Mortgage Notes due 2003 (the "Mortgage Notes") and $35,000,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes"). In connection with the Offer, RIHF sought the consent of the holders (the "Consents") to amend the relevant indentures to, among other things, release the collateral for the Mortgage Notes and Junior Mortgage Notes. Pursuant to the Offer, RIHF acquired $119,645,000 principal amount of Mortgage Notes and $21,001,000 principal amount of Junior Mortgage Notes, for a total purchase price (including payments relating to the Consents) of $153,712,000. There remains outstanding $5,355,000 principal amount of Mortgage Notes and $1,100,000 principal amount of Junior Mortgage Notes, which, as a result of the amendments to the indentures, are now unsecured obligations of RIHF. The remaining Junior Mortgage Notes continue to trade as part of units consisting of $1,000 principal amount of Junior Mortgage Notes and .1928 of an ordinary share of SIHL.

     In connection with the Offer, SIHL and SINA (the "Issuers") issued $200,000,000 principal amount of 9% Senior Subordinated Notes due 2007 (the "Senior Notes") which, after costs, resulted in net proceeds to the Company of approximately $194,000,000. The majority of these proceeds were used to fund the Offer.

D.   Statements of Cash Flows:

     Supplemental disclosures required by Statement of Financial
Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                               Three Quarters Ended
                                                    September 30,
(In Thousands of Dollars)                       1997           1996

Interest received                             $ 2,577         $ 2,456

Interest paid, net of $600,000 capitalized     26,061          23,487
 in 1996

Income taxes (refunded) paid, net                (129)            244

Noncash investing and financing
 activities:

  Increase in liabilities
   for additions to other assets                  103             136

  Increase due to contributed subsidiaries:
   Assets                                      14,018
   Liabilities                                 14,010
   Shareholder's equity                             8


E.   Reclassifications

     Certain reclassifications have been made to the 1996 balances to conform with the current year presentation.

F.   Commitments and Contingencies:

     Casino Reinvestment Development Authority ("CRDA")

     As previously reported in the SINA 1996 Form 10-K, certain issues have been raised by the CRDA and the State of New Jersey Department of the Treasury (the "Treasury") concerning the satisfaction of investment obligations for the years 1979 through 1983 by Resorts International Hotels, Inc. ("RIH"), a wholly owned indirect subsidiary of SINA. As of September 30, 1997, RIH, the CRDA and the Treasury had reached a settlement on this issue. The settlement calls for RIH to donate land with an appraised value of $4.8 million to the CRDA, contribute $5.6 million of funds currently on deposit with the CRDA, which were allocated to purchase Atlantic City Housing Bonds, and establish a $3.0 million mortgage guarantee program for purchases of residential, owner-occupied property in the City of Atlantic City. Additionally, because the settlement was previously provided for, this transaction did not have any impact on SINA's Consolidated Statement of Operations for the period ended September 30, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Liquidity

     At September 30, 1997 the Company's working capital amounted to $28,738,000 including unrestricted cash and equivalents of $55,050,000. A significant portion of the unrestricted cash and equivalents is required for day-to-day operations of the Resorts Casino Hotel, including approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as additional cash balances necessary to meet current working capital needs.

Capital Expenditures and Resources

     In March 1997, the Company purchased certain of its Mortgage Notes and Junior Mortgage Notes for a total of $153,712,000, excluding accrued interest. In connection with the Offer, SIHL and SINA issued $200,000,000 principal amount of Senior Notes which, after costs, resulted in net proceeds to the Company of approximately $194,000,000. The majority of these proceeds were used to fund the Offer. See Note C of Notes to Consolidated Financial Statements for further discussion of these transactions.

     In September 1997, SIHL announced plans for the renovation of Resorts Casino Hotel into a highly themed resort. The renovation is anticipated to include the construction of a new hotel tower with approximately 600 rooms to replace the 160 existing rooms in the North Tower along with the remodeling of public areas and the casino. This renovation is expected to begin in 1998 and cost approximately $150 million. Financing of this project will come from internal cash flows and an existing credit facility of SIHL. Any such plans will be subject to regulatory and other approvals.

     In August 1997, SINA purchased approximately $12,000,000 of land adjacent to Resorts Casino Hotel. This land is currently being used for parking, although the site, along with other land owned by SINA, could be used for future expansion.

     Competition for Atlantic City casino patrons remains intense.

Adding to the competition for patrons, expansions at two competing Atlantic City properties opened in mid-1996 which, combined, added approximately 1,100 hotel rooms and approximately 85,000 square feet of gaming space. In July 1997 a competitor added approximately 75,000 square feet of casino space which includes approximately 1,766 slot machines and 58 table games. Several other companies have announced plans to expand existing or construct new casino/hotels in Atlantic City. These capacity increases in Atlantic City have negatively impacted RIH's gaming revenues as described below.

RESULTS OF OPERATIONS - Third Quarter and First Three Quarters 1997 Compared to 1996

Revenues

     Casino and Resort Revenues

     Third Quarter

     Gaming revenues were $66,607,000 for the three months ended September 30, 1997, a decrease of $5,747,000 or 7.9% from gaming revenues of $72,354,000 for the comparable period in 1996. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues.

     Slot revenues were $46,588,000 for the three months ended September 30, 1997, a decrease of $4,134,000 or 8.2% from $50,722,000 for the comparable period in 1996. This decrease was due to a decrease in slot handle (dollar amounts wagered) by $45,315,000 or 7.8% to $533,497,000 for the three months ended September 30, 1997 from $578,812,000 for the comparable period in 1996 and a decrease in cash promotional expenses (amount of coin coupons and cash back to patrons) of approximately $973,000 or 10.2% associated with the shifting of marketing programs that contribute marginal returns and are reflected as revenue. Management is currently in the process of upgrading its slot product and in September has completed an upgrade of 35% of its $0.25 denomination slot product to include more popular machines.

     Table games revenues were $18,616,000 for the three months ended September 30, 1997, a decrease of $1,272,000 or 6.4% from $19,888,000 for the comparable period in 1996. This decrease was due to a combination of a reduction in table games drop (the dollar amount of chips purchased) by $5,413,000 or 4.0% to $129,054,000 for the three months ended September 30, 1997 from $134,467,000 for the comparable period in 1996, and a reduction in hold percentage (ratio of casino win to total amount of chips purchased) of 0.4 percentage points to 14.4% for the three months ended September 30, 1997 from 14.8% for the comparable period in 1996.

     Poker, simulcast and keno revenues were $1,403,000 for the three months ended September 30, 1997, a decrease of $341,000 or 19.6% from $1,744,000 for the comparable period in 1996.

     Other resort revenues were $16,884,000 for the three months ended

September 30, 1997, an increase of $627,000 or 3.9% from other revenues of $16,257,000 for the comparable period of 1996. Other resort revenues include revenues from rooms, food and beverage, and miscellaneous items. The increase is primarily attributable to a $792,000 or 49.8% increase in total entertainment headliner revenues to $2,381,000 for the three months ended September 30, 1997 from $1,589,000 for the comparable period in 1996. This is partially offset by a $486,000 decrease in food and beverage revenues due to a 28,085 or 4.7% decrease in food covers and a $0.07 or 0.6% decrease in the average check from 1996.

     First Three Quarters

     Gaming revenues were $190,971,000 for the nine months ended September 30, 1997, a decrease of $8,630,000 or 4.3% from gaming revenues of $199,601,000 for the comparable period in 1996. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues.

     Slot revenues were $132,400,000 for the nine months ended September 30, 1997, a decrease of $6,848,000 or 4.9% from $139,248,000 for the comparable period in 1996. This decrease was due to a decrease in slot handle (dollar amounts wagered) by $80,317,000 or 5.1% to $1,501,740,000 for the nine months ended September 30, 1997 from $1,582,057,000 for the comparable period in 1996 and a decrease in cash promotional expenses (amount of coin coupons and cash back to patrons) of approximately $3.6 million or 12.7% associated with the shifting of marketing programs that contribute marginal returns and are reflected as revenue. Management is currently in the process of upgrading its slot product and has just completed in September an upgrade of 35% of its $0.25 denomination slot product to include more popular machines.

     Table games revenues were $54,249,000 for the nine months ended September 30, 1997, a decrease of $843,000 or 1.5% from $55,092,000 for the comparable period in 1996. This decrease was primarily due to a decrease in table games drop (the dollar amount of chips purchased) by $2,055,000 or 0.6% to $352,808,000 for the nine months ended September 30, 1997 from $354,863,000 for the comparable period in 1996 and a hold percentage (ratio of casino win to total amount of chips purchased) decrease of 0.1 percentage points to 15.4% for the nine months ended September 30, 1997 from 15.5% for the comparable period in 1996.

     Poker, simulcast and keno revenues were $4,322,000 for the nine months ended September 30, 1997, a decrease of $939,000 or 17.8% from $5,261,000 for the comparable period in 1996.

     Other resort revenues were $41,798,000 for the nine months ended September 30, 1997, an increase of $1,439,000 or 3.6% from other revenues of $40,359,000 for the comparable period of 1996. Other resort revenues include revenues from rooms, food and beverage, and miscellaneous items. The increase primarily reflects a $1,152,000 or 29.8% increase in total entertainment headliner revenues to $5,018,000 for the nine months ended September 30, 1997 from $3,866,000 for the comparable period in 1996.

     Tour Operations

     These revenues in 1997 are from operations of SIRI and its subsidiaries, which entities were contributed to SINA by SIHL effective January 1, 1997. SIRI, through a subsidiary, is a tour operator and wholesaler of tour packages and provides reservations services, primarily to SIHL's properties in The Bahamas.

     Real Estate Related

     Real estate related revenues consist of lease receipts under a 99-year net lease of approximately 10 acres of Boardwalk property in Atlantic City (the "Showboat Lease"). Lease receipts under the Showboat Lease are passed-through (subject to certain adjustments) as interest to holders of SINA's First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000 (the "Showboat Notes"). Thus, the casino/hotel operations do not fund the interest on the Showboat Notes.

     Other Income

     These revenues in 1997 are from operations of SCL which was contributed to SINA by SIHL effective July 1, 1997 and represent priority payments from TCA to repay previous capital contributions (see Note A).

Expenses

     Casino and Resort Expenses

     Third Quarter

     Casino costs and expenses were $40,536,000 for the three months ended September 30, 1997, a decrease of $3,877,000 or 8.7% from expenses of $44,413,000 for the comparable period in 1996. This represents costs and expenses associated with table games, slot operations, win contribution expense, and promotional items and services provided to patrons. The decrease is primarily due to management's implementation of various cost containment efforts.

     First Three Quarters

     Casino costs and expenses were $117,681,000 for the nine months ended September 30, 1997, a decrease of $6,112,000 or 4.9% from expenses of $123,793,000 for the comparable period in 1996. This represents costs and expenses associated with table games, slot operations, win contribution expense, and promotional items and services provided to patrons. The decrease is primarily due to management's implementation of various cost containment efforts during 1997.

     Tour Operations

     These expenses in 1997 are from operations of SIRI and its subsidiaries, which entities were contributed to SINA by SIHL effective January 1, 1997.

     Selling General and Administrative

     Third Quarter

     Selling, general and administrative costs were $7,429,000 for the three months ended September 30, 1997, a decrease of $886,000 or 10.7% from expenses of $8,315,000 for the comparable period in 1996. The decrease is primarily due to management's implementation of various cost containment efforts.

     First Three Quarters

     Selling, general and administrative costs were $26,257,000 for the nine months ended September 30, 1997, a decrease of $1,099,000 or 4.0% from expenses of $27,356,000 for the comparable period in 1996. The decrease is primarily due to management's implementation of various cost containment efforts.

     Interest expense

     Interest expense for the quarter and three quarters increased compared to the comparable period last year as the reduction which resulted from the Offer was more than offset by interest expense on the Senior Notes.

     Forward Looking Statements

     The statements contained herein include forward looking statements based on management's current expectations of SINA's future performance. Predictions relating to future performance are inherently uncertain and subject to a number of risks. Consequently, SINA's actual results could differ materially from the expectations expressed in the preceding paragraphs. Factors that could cause SINA's actual results to differ materially from the expected results include, among other things: the intensely competitive nature of the casino gaming industry; increases in the number of competitors in the market in which SINA operates; the seasonality of the industry in the market in which SINA operates; the susceptibility of SINA's operating results to adverse weather conditions and natural disasters; the risk that certain governmental approvals may not be obtained; changes in governmental regulations governing SINA's activities and other risks detailed in SINA's filings with the Securities and Exchange Commission.

PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

     The following is an update of the status of certain litigation which was previously described in "Item 3. Legal Proceedings" of the SINA 1996 Form 10-K.

     U.S. Bankruptcy Court Action - Rogers

     The Motion for Summary Judgement dismissing the Rogers complaint was granted by the U.S. Bankruptcy Court (the "NJ Bankruptcy Court") on September 16, 1997. Rogers has filed a Request for Reconsideration with the NJ Bankruptcy Court and a Notice of Appeal with the United States District Court of New Jersey appealing the NJ Bankruptcy Court decision, which matters are pending.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     The following Part I exhibits are filed herewith:

     Exhibit
     Number                              Exhibit

     (10) Amended and Restated Partnership Agreement of Trading Cove Associates dated as of August 29, 1995, among Sun Cove Limited, RJH Development Corp., Leisure Resort Technology, Inc., Slavik Suites, Inc. and LMW Investments, Inc. (Incorporated by reference to Exhibit
                    10.7 of Registration Statement No. 33-80477 of the Registrant on Form F-3).

     (27)(a)        Financial data schedule as of September 30, 1997.

     (27)(b) Restated financial data schedule as of September 30, 1996.

b.   Reports on Form 8-K

     No Current Report on Form 8-K was filed by SINA covering an event during the third quarter of 1997. No amendments to previously filed Forms 8-K were filed during the third quarter of 1997.

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


                               SUN INTERNATIONAL NORTH AMERICA, INC.
                                            (Registrant)





                               /s/ John Allison
                               John Allison
                               Executive Vice President - Finance
                               (Authorized Officer of Registrant
                               and Chief Financial Officer)


Date: November 14, 1997

                 SUN INTERNATIONAL NORTH AMERICA, INC.

                  Form 10-Q for the quarterly period
                       ended September 30, 1997


                             EXHIBIT INDEX


Exhibit
Number               Exhibit                   Page Number in Form 10-Q

(10)          Amended and Restated             Incorporated by
              Partnership Agreement of         reference to Exhibit
              Trading Cove Associates          10.7 of Registration
              dated as of August 29, 1995,     Statement No. 33-80477 of
              among Sun Cove Limited, RJH      of the Registrant on
              Development Corp., Leisure       Form F-3.
              Resort Technology, Inc.,
              Slavik Suites, Inc. and LMW
              Investments, Inc.

(27)(a)       Financial data schedule          Page 18
              as of September 30, 1997.

(27)(b)       Restated financial data          Page 19
              schedule as of September
              30, 1996.