Form 10-K405
period 1997-12-31
SUN INTERNATIONAL NORTH AMERICA INC
filed 1998-03-31
CIK 83394

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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




                              - continued -


           Exhibit Index is presented on pages 65 through 79.

                        Total number of pages 81






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

                               Yes      X         No

As of February 28, 1998, there were 100 shares of the registrant's common stock outstanding, all of which were owned by one shareholder. Accordingly there is no current market for any of such shares.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by that General Instruction.

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

     On December 16, 1996 (the "Effective Date"), SINA became a wholly owned subsidiary of Sun International Hotels Limited ("SIHL"), a corporation organized and existing under the laws of the Commonwealth of The Bahamas, when Sun Merger Corp., a wholly owned subsidiary of SIHL, was merged with and into SINA (the "Merger"). See further discussion of the Merger below.

     In Atlantic City, the Company owns and operates the Resorts Casino Hotel, which has approximately 660 guest rooms, a 68,000 square foot casino, an 8,000 square foot simulcast parimutuel betting and poker area and related facilities, located on the Boardwalk.

     Casino operations in Atlantic City are conducted under a casino license which is subject to periodic review and renewal by action of the New Jersey Casino Control Commission (the "Casino Control Commission"). The Company's current license was renewed in January 1996 through January 31, 2000. See "Regulation and Gaming Taxes and Fees" under "Narrative Description of Business" below.

     Approximately 10 acres of Boardwalk property previously owned by the Company was sold to Atlantic City Showboat, Inc. ("ACS") in January 1998. Prior to its sale, the property was leased to ACS under a 99-year net lease (the "Showboat Lease"). All lease payments received under the Showboat Lease directly and completely serviced the Company's interest obligations under the Showboat Notes described under "Narrative Description of Business - Showboat Lease" below. The Company also owns other real estate in the Atlantic City area, most of which is vacant land.

     Effective January 1, 1997, SIHL contributed the capital stock of Sun International Resorts, Inc. ("Sun Resorts"), a wholly owned subsidiary of SIHL, to SINA. Sun Resorts, along with its subsidiaries, is a tour operator and wholesaler of tour packages and provides reservation services. In addition, Sun Resorts provides certain support services for SIHL's operations in The Bahamas.

     Effective July 1, 1997, SIHL contributed the capital stock of Sun Cove Limited, ("Sun Cove"), a wholly owned subsidiary of SIHL, to SINA. Sun Cove has a 50% interest in Trading Cove Associates ("TCA"), a Connecticut general partnership which holds a management agreement (the "Management Agreement") with the Mohegan Tribal Gaming Authority relating to the development and management of a casino resort and entertainment complex (the "Mohegan Sun Casino") in the town of Uncasville, Connecticut. The Management Agreement provides that TCA is entitled to receive between 30% and 40% of the net profits, as defined, of the Mohegan Sun Casino. TCA is obligated to pay certain amounts to SIHL or certain its affiliates, as priority payments from its management fee income for services provided by SIHL or its affiliates. In addition, TCA is obligated to pay certain amounts to Sun Cove, as priority payments from its management fee income for previous capital contributions to TCA. These amounts are paid as TCA receives sufficient management fees to meet the priority distributions.

      In February 1998, the Mohegan Tribe of Indians of Connecticut (the "Tribe") announced that it had appointed TCA to develop its proposed $450 million expansion of the Mohegan Sun Casino. In addition, TCA and the Tribe agreed that effective January 1, 2000, TCA will turn over management of the Mohegan Sun Resort complex, (which comprises the existing operations and the proposed expansion), to the Tribe. In exchange for relinquishing its rights under its existing agreements, beginning January 1, 2000, TCA will receive annual buyout payments of five percent of the gross revenues of the Mohegan Sun Resort complex for a 15-year period. Until January 1, 2000, there will be no change in TCA's existing agreements with the Tribe. The new agreements with the Tribe are subject to review and approval from various regulatory agencies.

      As a result of these transactions, SINA is a holding company through which SIHL owns and operates its properties and investments in the United States and provides certain support services for SIHL.

Merger

      The Merger was consummated pursuant to an Agreement and Plan of Merger dated as of August 19, 1996 and amended as of October 10, 1996 (the "Merger Agreement").

      Pursuant to the Merger Agreement, each share of SINA common stock, $.01 par value per share (the "SINA Common Stock"), outstanding immediately prior to the Effective Date was converted into the right to receive .4324 ordinary share, $.001 par value per share, of SIHL (the "Ordinary Shares"). Also pursuant to the terms of the Merger Agreement, each issued and outstanding share of Class B common stock, $.01 par value per share, of SINA (the "Class B Stock") was converted into the right to receive .1928 Ordinary Share. As of the Effective Date, the
 .1928 Ordinary Share received in exchange for a share of Class B Stock trades as part of a unit (the "Units") along with $1,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes") issued by Resorts International Hotel Financing, Inc. ("RIHF"), a financing subsidiary of SINA. See "1997 Refinancing" below for discussion of an offer to purchase the Junior Mortgage Notes. Pursuant to this offer, certain fractional Ordinary Shares related to tendered Junior Mortgage Notes were purchased by SIHL for cash. Whole Ordinary Shares that had been related to tendered Junior Mortgage Notes remain outstanding and are no longer traded as part of Units. Junior Mortgage Notes not tendered continue to trade as part of Units.

     In connection with the Merger, SIHL filed an application for qualification as a holding company of RIH with the Casino Control
Commission.  On October 22, 1997, SIHL received approval as a qualifer.

     Pursuant to an accounting practice known as "push-down" accounting, as of December 31, 1996, the Company adjusted its consolidated net assets to reflect the amount of SIHL's investment in SINA. Accordingly, the Company's consolidated assets and liabilities were adjusted to their estimated fair values and the Company's accumulated deficit was eliminated. See Note 1 of Notes to Consolidated Financial Statements for further discussion of this accounting treatment.

1997 Refinancing

     In February 1997, Resorts International Hotel Financing, Inc., a wholly owned special purpose finance subsidiary of the Company ("RIHF") offered (the "Offer") to purchase its outstanding $125 million principal amount of 11% Mortgage Notes due 2003 (the "Mortgage Notes") and $35 million principal amount of Junior Mortgage Notes. In connection with the Offer, RIHF sought the consent of the holders (the "Consents") to amend the relevant indentures to, among other things, release the collateral for the Mortgage Notes and Junior Mortgage Notes. Pursuant to the Offer, RIHF acquired $119.6 million principal amount of Mortgage Notes and $21 million principal amount of Junior Mortgage Notes, for a total purchase price (including payments relating to the Consents) of $153.7 million. There remains outstanding $5.4 million principal amount of Mortgage Notes and $1.1 million principal amount of Junior Mortgage Notes, which, as a result of the amendments to the indentures, are now unsecured obligations of RIHF. The remaining Junior Mortgage Notes continue to trade as part of Units consisting of $1,000 principal amount of Junior Mortgage Notes and .1928 of an Ordinary Share of SIHL.

     In connection with the Offer, SIHL and SINA (the "Issuers") issued $200 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Senior Notes") which, after costs, resulted in net proceeds to the Company of approximately $194 million. These proceeds were used to fund the Offer and for general corporate purposes.

     (b)  Financial Information about Industry Segments

     Not applicable

     (c)  Narrative Description of Business



     ATLANTIC CITY

Gaming Facilities

     The Resorts Casino Hotel in Atlantic City, New Jersey, has a 68,000 square foot casino and a simulcast parimutuel betting and poker area of approximately 8,000 square feet. At December 31, 1997, these gaming areas contained approximately 99 table games that consisted of 44 blackjack tables, 18 poker tables, 10 roulette tables, 9 craps tables, and 18 other specialty games that include Caribbean Stud, Baccarat, Let It Ride, Three-card Poker, Pai Gow poker, Big Six, Sic Bo, and Pai Gow. There were also 2,254 slot machines and five betting windows and four customer-operated terminals for simulcast parimutuel betting. Also included in the simulcast area is a keno lounge which has two keno cashier windows. There are also two keno windows in the bus waiting area. Resorts Casino Hotel continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. As new games have been approved by the Casino Control Commission, management has integrated such games into its casino operations to the extent it deems appropriate.

     Casino gaming in Atlantic City is highly competitive and is strictly regulated under the New Jersey Casino Control Act and regulations promulgated thereunder (the "Casino Control Act"), which affect virtually all aspects of RIH's casino operations. See "Competition" and "Regulation and Gaming Taxes and Fees" below.

Resort and Hotel Facilities

     The Resorts Casino Hotel commenced operations in May 1978 and was the first casino/hotel opened in Atlantic City. This was accomplished by the conversion of the former Haddon Hall Hotel, a classic hotel structure originally built in the early 1900's, into a casino/hotel. It is situated on approximately seven acres of land with approximately 310 feet of Boardwalk frontage overlooking the Atlantic Ocean. The Resorts Casino Hotel consists of two hotel towers, the 15-story East Tower and the 9-story North Tower. In addition to the casino facilities described above, the casino/hotel complex includes approximately 660 guest rooms and suites, the 1,400-seat Superstar Theater, seven restaurants, one cocktail lounge, a VIP slot and table player lounge, an indoor swimming pool, a health club and retail stores. The complex also has approximately 50,000 square feet of convention facilities, including eight large meeting rooms and a 16,000 square foot ballroom.

     RIH owns a garage that is connected to the Resorts Casino Hotel by a covered walkway. This garage is used for patrons' self parking and accommodates approximately 700 vehicles. In October 1996 and August 1997, RIH purchased additional adjacent properties consisting of approximately 3.5 acres which were previously leased, and which provide parking for approximately 350 cars. In June 1995, SINA acquired approximately 4.4 acres adjoining the Resorts Casino Hotel (the "Chalfonte Site") which acreage currently provides additional uncovered self-parking for approximately 130 cars and valet parking for approximately 415 cars. This acreage was previously leased by RIH.

     Consistent with industry practice, RIH reserves a portion of its hotel rooms and suites as complimentary accommodations for high-level casino wagerers. For 1997, 1996 and 1995 the average occupancy rates, including complimentary rooms, which were primarily provided to casino patrons, were 91%, 93% and 94%, respectively. The average occupancy rate and weighted average daily room rate, excluding complimentary rooms, were 41% and $62, respectively, for 1997. This compares with 50% and $54, respectively, for 1996, and 51% and $59, respectively, for 1995.

Entertainment

     Resorts Casino Hotel offers headline entertainment as part of its strategy to attract high-level and other patrons. Resorts Casino Hotel has entered into exclusive contracts with entertainers to perform at Resorts Casino Hotel including the following who are scheduled for 1998:
Steve Lawrence and Eydie Gorme, Tony Danza, Englebert Humperdink, the Temptations, and the Pointer Sisters. Resorts Casino Hotel currently offers headline entertainment on a Wednesday through Monday schedule and has plans to continue this schedule throughout 1998.

Player Development/Casino Hosts/Junkets

     Resorts Casino Hotel employs junket representatives, player development representatives, and Asian marketing representatives to promote Resorts Casino Hotel to prospective gaming patrons. RIH currently employs junket representatives in New Jersey, New York, Maryland, and other states around the country. RIH also employs player development representatives and Asian Marketing representatives who work out of Resorts Casino Hotel. Resorts Casino Hotel has casino hosts who assist patrons on the casino floor, make room and dinner reservations and provide general assistance. They also encourage Star Card membership (the player identification card) sign-ups in order to increase Resorts Casino Hotel's marketing base.

Promotional Activities

     The Star Card, a player identification card, constitutes a key element in Resorts Casino Hotel's direct marketing program. Slot machine players are encouraged to register for and utilize their personalized Star Card to earn various complimentaries based upon their level of play. The Star Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. These computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced.

     Resorts Casino Hotel designs promotional offers, conveyed via direct mail and telemarketing, to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Star Card and on table game wagering by the casino hosts. Promotional activities include the mailing of vouchers for complimentary slot play.

     Resorts Casino Hotel conducts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Such players tend to play at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at Resorts Casino Hotel.

Capital Improvements

     During 1997, RIH began enhancing the Resorts Casino Hotel through the construction of additional parking and various improvements to the public areas. Other capital expenditures included the purchase of 494 slot machines and computer equipment. In 1996 RIH's capital expenditures at Resorts Casino Hotel included computer system upgrades, the purchase of 147 slot machines (replacements for older models) and other capital maintenance projects. In 1995 RIH expanded its casino by approximately 10,000 square feet and added approximately 315 slot machines. Also in 1995, a new restaurant, California Pizza Kitchen, was constructed and opened, five suites were renovated and the exterior of the building was painted. RIH has a continual capital maintenance program whereby it renovates its guest rooms, replaces its slot machines with newer models, renovates its public areas, including restaurants, as well as improves its infrastructure such as elevators and air conditioning. RIH intends to develop a significant addition to the existing property, which is discussed below under "Expansion Plans."

Expansion Plans

     Management intends to redevelop the Resorts Casino Hotel. It is currently contemplated that this project will include the development of new public spaces, the renovation of the existing guestrooms and the construction of a new hotel tower. The development is in the planning process and the costs, scope and schedule have not yet been finally determined. Any such plans will be subject to regulatory and other approvals. As of December 31, 1997, RIH had spent $1.4 million on the expansion consisting primarily of consulting and architectural fees.

New Convention Center and Casino/Hotel Expansions

     In May 1997, the State of New Jersey completed construction and opened a new convention center. The new convention center has 500,000 square feet of continuous exhibit space, and an additional 109,000 square feet of meeting rooms, making it the largest center from Atlanta to Boston.

     The convention center is part of a broader plan that includes expansion of the Atlantic City International Airport, a new 500-room convention hotel, which opened in November 1997, and the transformation of the main entryway into Atlantic City into a new corridor. Officials have commented upon the need for improved commercial air service into Atlantic City as a factor in the success of the convention center. See further discussion under "Transportation Facilities" below. In 1997, a new corridor which links the new convention center and hotel with the Boardwalk was completed. In all, six blocks were transformed into an expansive park with extensive landscaping, night-time lighting, and a large fountain and pool with an 86-foot lighthouse.

     It is believed that additional hotel rooms are necessary to support the convention center as well as to allow Atlantic City to become a competitive destination resort. In November 1997, the new 500 room convention hotel opened. To further spur construction of new hotel rooms and renovation of substandard hotel rooms into deluxe accommodations, a total of $175 million has been set aside by the Casino Reinvestment Development Authority (the "CRDA"), a public authority, to aid in financing such projects. To date, the CRDA has authorized financing in the amount of $105 million which has resulted in the construction of approximately 2,680 new hotel rooms and has reserved funding in the amount of $70 million to four casinos, including Resorts Casino Hotel, for the construction up to 3,770 additional hotel rooms. RIH's share of the funding has been reserved by the CRDA at $27.3 million to construct up to 1,500 rooms. Applications are currently being evaluated by the CRDA for use of the remaining moneys. Also, Mirage Resorts, Inc. ("Mirage"), a Las Vegas, Nevada casino/hotel company, has been selected to be the developer of an approximately 180 acre tract in the Marina area of Atlantic City (the "H-Tract"). Mirage originally proposed to build a $750 million, 2,000-room casino/hotel, Boyd Gaming Corp. ("Boyd") proposed to build a $500 million, 1,000-room casino/hotel, and Circus Circus Enterprises, Inc. ("Circus") proposed to build a $600 million, 2,000-room casino/hotel on that tract. Contractual and legal issues have arisen that have delayed the development of these properties. Mirage has announced that it is terminating its relationship with Boyd and Circus and that it intends to develop a 4,000 room casino/hotel on the H-Tract by itself. Management of RIH understands that the State of New Jersey and Mirage have reached an agreement as to financing the costs of constructing a tunnel and connector road link between the Atlantic City Expressway and the Marina area, which infrastructure improvements were considered requisite to the expansion plans announced for the Marina area. The tunnel construction is scheduled to start in mid-1998 and be completed by 2000. Mirage has indicated that its proposed resort will open shortly after the roadway is complete. MGM Grand Inc. has also announced plans for the construction of a new casino/hotel in the South Inlet section of Atlantic City.

     Although these developments are viewed as positive and favorable to the future prospects of the Atlantic City gaming industry, management of RIH, at this point, can make no representations as to whether, to what extent or to how these developments may affect RIH's operations.

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

     RIH continues to utilize day-trip bus programs. A non-exclusive easement enables the Resorts Casino Hotel to utilize a bus tunnel under the adjacent Trump Taj Mahal Casino Resort (the "Taj Mahal"), which connects Pennsylvania and Maryland Avenues, and a service road exit from the bus tunnel. This reduces congestion around the Pennsylvania Avenue bus entrance to the Resorts Casino Hotel. To accommodate its bus patrons, Resorts Casino Hotel has a waiting facility which is located indoors adjacent to the casino and offers various amenities.

     In conjunction with a street beautification and housing project that was given approval by the CRDA, that agency has engaged consultants to explore the feasibility of the beautification and widening of North Carolina Avenue which would allow for improved traffic flow in a more appealing corridor from Absecon Boulevard (Route 30) to the main entrance of Resorts Casino Hotel. Also, as noted in "New Convention Center and Casino/Hotel Expansions" above, construction of a tunnel and connector road link between the Atlantic City Expressway and the Marina area is proposed to start in mid-1998.

Competition

     Competition in the Atlantic City casino/hotel industry is intense. Casino/hotels compete primarily on the basis of promotional allowances, entertainment, advertising, services provided to patrons, caliber of personnel, attractiveness of the hotel and casino areas and related amenities and parking facilities. The Resorts Casino Hotel competes directly with 11 casino/hotels in Atlantic City which, in the aggregate, contain approximately 1,173,000 square feet of gaming area, including simulcast betting and poker rooms, and 11,218 hotel rooms. Adding to the competition for patrons, expansions at two competing Atlantic City properties opened in mid-1996 which, combined, added approximately 1,100 hotel rooms and approximately 85,000 square feet of gaming space. In July 1997, a competitor added approximately 75,000 square feet of casino space which includes approximately 1,766 slot machines and 58 table games. Also, a competitor added a new hotel tower with 620 rooms and plans to open more casino space in 1998. Significant additional expansion is expected in the near future due to the previously discussed expansion projects to be financed by the CRDA, as well as the construction of new casino/hotels announced for the Marina area and the South Inlet section.

     The Resorts Casino Hotel is located at the northern end of the Boardwalk adjacent to the Taj Mahal, which is next to the Showboat Casino Hotel (the "Showboat"). These three properties have a total of approximately 2,700 hotel rooms and approximately 325,000 square feet of gaming space in close proximity to each other. In 1997, the three casino/hotels, combined, generated approximately 29% of the gross gaming revenue of Atlantic City. A 28-foot wide enclosed pedestrian bridge between the Resorts Casino Hotel and the Taj Mahal allows patrons of both hotels and guests for events being held at the Resorts Casino Hotel and at the Taj Mahal to move between the facilities without exposure to the weather. A similar enclosed pedestrian bridge connects the Showboat to the Taj Mahal, allowing patrons to walk under cover among all three casino/hotels. The remaining nine Atlantic City casino/hotels are located approximately one-half mile to one and one-half miles to the south on the Boardwalk or in the Marina area of Atlantic City.

     In recent years, competition for the gaming patron outside of Atlantic City has become extremely intense. In 1988, only Nevada and New Jersey had legalized casino operations. Currently, almost every state in the United States has some form of legalized gaming. Also, The Bahamas and other destination resorts in the Caribbean and Canada have increased the competition for gaming revenue. Directly competing with Atlantic City for the day-trip patron are two gaming properties on Indian reservations in Connecticut. One is Foxwoods Resort and Casino ("Foxwoods") operated by the Pequot Tribe. Foxwoods currently has more than 5,000 slot machines and for the year 1997 had slot revenue of approximately $603 million, which is more than twice the slot revenue of the largest casino/hotel in Atlantic City. The other, the Mohegan Sun Casino which opened in October 1996 and is managed by TCA, has more than 3,000 slot machines and had slot revenue of approximately $333 million in 1997. In 1993, the Oneida Indians opened a casino near Syracuse, New York. Other Indian tribes in the states of New York, Rhode Island and Connecticut are seeking federal recognition in order to establish gaming operations which would further increase the competition for day-trip patrons. In addition, in late 1995 and during 1996, three racetracks in the State of Delaware began operating slot machines. A recent amendment to Delaware state law will allow the three racetracks to expand to 2,000 slot machines each.

     This rapid expansion of casino gaming, particularly that which has been or may be introduced into jurisdictions in close proximity to Atlantic City, adversely affects RIH's operations as well as the Atlantic City gaming industry.


Gaming Credit Policy

     Credit is extended to selected gaming customers primarily in order to compete with other casino/hotels in Atlantic City which also extend credit to customers. Credit play represented 18% of table game volume at the Resorts Casino Hotel in 1997, 19% in 1996 and 19% in 1995. The credit play percentage of table game volume for the Atlantic City industry was 25% in 1997, 24% in 1996, and 22% in 1995. RIH's gaming receivables, net of allowance for uncollectible amounts, were $3.4 million, $3.8 million and $3.8 million as of December 31, 1997, 1996 and 1995, respectively. The collectibility of gaming receivables has an effect on results of operations, and management believes that overall collections have been satisfactory. Atlantic City gaming debts are enforceable under the laws of New Jersey and certain other states, although it is not clear whether other states will honor this policy or enforce judgments rendered by the courts of New Jersey with respect to such debts.

Security Controls

     Gaming at the Resorts Casino Hotel is conducted by personnel trained and supervised by RIH. Prior to employment, all casino personnel must be licensed under the Casino Control Act. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal ties or associations. RIH employs extensive security and internal controls at its casino. Security in the Resorts Casino Hotel utilizes closed circuit video cameras to monitor the casino floor and money counting areas. The count of moneys from gaming is observed daily by government representatives.

Seasonal Factors

     RIH's business activities are strongly affected by seasonal factors that influence the New Jersey beach tourist trade. Higher revenues and earnings are typically realized during the middle third of the year.

Employees

     RIH had a maximum of approximately 3,700 employees during 1997, and RIH believes that its employee relations are satisfactory. Approximately 1,450 of RIH's employees are represented by unions. Of these employees, approximately 1,110 are represented by the Hotel Employees and Restaurant Employees International Union Local 54, whose contract expires in September 1999. There are several union contracts covering other union employees.

     All of RIH's casino employees and certain of its hotel employees must be licensed under the Casino Control Act. Casino employees are those employees whose work requires access to the casino, the casino simulcasting facility or restricted casino areas. Each casino and certain hotel employee must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training and experience and New Jersey residency. Certain hotel employees are no longer required to be registered with the Casino Control Commission.

Regulation and Gaming Taxes and Fees

     General

     RIH's operations in Atlantic City are subject to regulation under the Casino Control Act, which authorizes the establishment of casinos in Atlantic City, provides for licensing, regulation and taxation of casinos and created the Casino Control Commission and the Division of Gaming Enforcement to administer the Casino Control Act. In general, the provisions of the Casino Control Act concern: the ability, character and financial stability and integrity of casino operators, their officers, directors and employees and others financially interested in a casino; the nature and suitability of hotel and casino facilities, operating methods and conditions; and financial and accounting practices. Gaming operations are subject to a number of restrictions relating to the rules of games, type of games, credit play, size of hotel and casino operations, hours of operation, persons who may be employed, companies which may do business with casinos, the maintenance of accounting and cash control procedures, security and other aspects of the business.

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

     On February 26, 1979, the Casino Control Commission granted a casino license to RIH for the operation of Resorts Casino Hotel. In January 1996, RIH's license was renewed until January 31, 2000.

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

     In the event that entities or persons required to be qualified refuse or fail to qualify and fail to divest themselves of such security interest, the Casino Control Commission has the right to take any necessary action, including the revocation or suspension of the casino license. If any security holder of the licensee or its holding company or affiliate who is required to be qualified is found disqualified, it will be unlawful for the security holder to (i) receive any dividends or interest upon any such securities, (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities or (iii) receive any remuneration in any form from the corporate licensee for services rendered or otherwise. The Amended and Restated Certificate of Incorporation of SINA provides that all securities of SINA are held subject to the condition that if the holder thereof is found to be disqualified by the Casino Control Commission pursuant to provisions of the Casino Control Act, then that holder must dispose of his or her interest in the securities. The Mortgage Notes, Junior Mortgage Notes and Senior Notes are all subject to the qualification, divestiture and redemption provisions under the Casino Control Act described herein.

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

     License Fees, Taxes and Investment Obligations

     The Casino Control Act provides for casino license renewal fees, other fees based upon the cost of maintaining control and regulatory activities and various license fees for the various classes of employees. In addition, a casino licensee is subject annually to a tax of 8% of "gross revenue" (defined under the Casino Control Act as casino win, less provision for uncollectible accounts up to 4% of casino win) and license fees of $500 on each slot machine. Also, the Casino Control Act has been amended to create an Atlantic City fund (the "AC Fund") for economic development projects other than the construction and renovation of casino/hotels. Beginning in fiscal year 1995/1996 and for the following three fiscal years, if the amount of money expended by the Casino Control Commission and the Division of Gaming Enforcement is less than $57.3 million, the prior year's budget for these agencies, the amount of the difference is to be contributed to the AC Fund. Thereafter, beginning with fiscal year 1999/2000 and for the following three fiscal years, an amount equal to the average paid into the AC Fund for the previous four fiscal years shall be contributed to the AC Fund. Each licensee's share of the amount to be contributed to the AC Fund is based upon its percentage of the total industry gross revenue for the relevant fiscal year. After eight years, the casino licensee's requirement to contribute to this fund ceases.

      The following table summarizes, for the periods shown, the fees, taxes and contributions assessed upon RIH by the Casino Control
Commission.
                                  For the Year Ended December 31,
                                  1997          1996         1995

Gaming tax                    $19,581,000   $20,661,000   $21,402,000
License, investigation,
 inspection and other fees      3,453,000     3,672,000     3,917,000
Contribution to AC Fund           392,000       570,000       224,000
                              $23,426,000   $24,903,000   $25,543,000


     The Casino Control Act, as originally adopted, required a licensee to make investments equal to 2% of the licensee's gross revenue (the "investment obligation") for each calendar year, commencing in 1979, in which such gross revenue exceeded its "cumulative investments" (as defined in the Casino Control Act). A licensee had five years from the end of each calendar year to satisfy this investment obligation or become liable for an "alternative tax" in the same amount. In 1984 the New Jersey legislature amended the Casino Control Act so that these provisions now apply only to investment obligations for the years 1979 through 1983. Certain issues were raised concerning the satisfaction of RIH's investment obligations for the years 1979 through 1983. On September 30, 1997 RIH, the CRDA and the State of New Jersey Department of the Treasury reached a settlement on this issue. The settlement called for RIH to donate land with an appraised value of $4.8 million to the CRDA, contribute $5.6 million of funds on deposit with the CRDA, which were allocated to purchase Atlantic City Housing Bonds, and establish a $3.0 million mortgage guarantee program for purchases of residential, owner-occupied property in the City of Atlantic City. RIH has satisfied the requirements of the settlement agreement.

     Effective for 1984 and subsequent years, the amended Casino Control Act requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee's gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Licensees are required to make quarterly deposits with the CRDA against their current year investment obligations. RIH's investment obligations for the years 1997, 1996, and 1995 amounted to $3.1 million, $3.2 million, and $3.3 million, respectively, and, with the exception of minor credits received in 1995 and 1996 for making donations, have been satisfied by deposits made with the CRDA. At December 31, 1997, RIH held $10.5 million face amount of bonds issued by the CRDA and had $13.6 million on deposit with the CRDA. The CRDA bonds issued through 1997 have interest rates ranging from 3.9% to 7% and have repayment terms of between 20 and 50 years.

Showboat Lease

     The Showboat is situated on approximately 10 acres of land which, prior to January 1998, were owned by the Company and leased to ACS pursuant to the Showboat Lease. The Showboat Lease provided for an initial annual rental, which commenced in March 1987, of $6.3 million, subject to annual adjustment based upon changes in the consumer price index. The rental income was $9.1 million for the year 1997.

     Prior to January 1998, the Company's First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000 (the "Showboat Notes") were secured and serviced by the Showboat Lease, and all lease payments were made to the indenture trustee for the Showboat Notes to meet the Company's interest obligations under those notes. See Note 6 of Notes to Consolidated Financial Statements.

     In January 1998, the Company sold the land under the Showboat to ACS. The proceeds from that sale were used to repay the Showboat Notes with the remaining funds used for general corporate purposes.

Other Properties

     The Company owns approximately 14 acres at various sites in Atlantic City that the Company intends to develop or are available for sale. See "ITEM 2. PROPERTIES."

     CONNECTICUT

     Sun Cove has a 50% interest in, and is a managing partner of, TCA, a Connecticut general partnership, that developed and manages the Mohegan Sun Casino, a casino and entertainment complex in Uncasville, Connecticut. TCA manages the Mohegan Sun Casino pursuant to the Management Agreement. The Management Agreement provides that TCA is entitled to receive between 30% and 40% of the net profits, as defined, of the Mohegan Sun Casino. TCA is obligated to pay certain amounts to its partners, SIHL and certain of its affiliates, as priority payments from its management fee income for services provided by those entities. In addition, TCA is obligated to pay certain amounts to its partners, as priority payments from its management fee income, for certain previous capital contributions. These amounts are paid as TCA receives sufficient management fees to meet the priority distributions.

     In February 1998, the Tribe announced that it had appointed TCA to develop its proposed $450 million expansion of the Mohegan Sun Casino. In addition, TCA and the Tribe agreed that effective January 1, 2000, TCA will turn over management of the Mohegan Sun Resort complex, (which comprises the existing operations and the proposed expansion), to the Tribe. In exchange for relinquishing its rights under its existing agreements, beginning January 1, 2000, TCA will receive annual buyout payments of five percent of the gross revenues of the Mohegan Sun Resort complex for a 15-year period. Until January 1, 2000, there will be no change in TCA's existing agreements with the Tribe. The new agreements with the Tribe are subject to review and approval from various regulatory agencies.

     The Mohegan Sun Casino has a Native American theme that is conveyed through architectural features and the use of natural design elements such as timber, stone and water. Guests enter the Mohegan Sun Casino through one of four major entrances, each of which is distinguished by a separate seasonal theme; winter, spring, summer and fall, emphasizing the importance of the seasonal changes to tribal life. The Mohegan Sun Casino includes approximately 150,000 square feet of gaming space and features approximately 3,000 slot machines, 190 table games and parking for 7,200 cars. The site for the Mohegan Sun Casino is located approximately one mile from the interchange of Interstate 395 and Connecticut Route 2A, which is a four-lane expressway. A four-lane access road from Route 2A (with its own exit) gives patrons of the Mohegan Sun Casino direct access to Interstate 395, which is connected to Interstate 95, the main highway linking Boston, Providence and New York. This road system allows customers to drive directly into the property from the interstate highway system without encountering any traffic light.

     Sun Cove is one of two managing partners of TCA. All decisions of the managing partners require the concurrence of Sun Cove and the other managing partner, Waterford Gaming, L.L.C. In the event of deadlock there are mutual buy-out provisions.

     FLORIDA

     Sun Resorts, together with its subsidiaries based in Florida, provides general and administrative support services, marketing services, travel reservations and wholesale tour services for SIHL's properties in The Bahamas.

    (d) Financial Information about Foreign and Domestic Operations and Export Sales

     Not applicable

ITEM 2.  PROPERTIES

Casino, Hotel and Related Properties

     The Company's core real estate assets consist of approximately 26 acres of developed land and land available for development in Atlantic City.

     Land used in the operation of the casino/hotel consists of approximately 12 acres and is owned in fee simple, except for approximately 1.2 acres of the Resorts Casino Hotel site which are leased pursuant to ground leases expiring from 2056 through 2067. The 12 acres includes approximately seven acres under the Resorts Casino Hotel building complex, approximately 3.5 acres of parking lots available for future expansion and the approximate one acre in front of the casino/hotel which is utilized for patron valet and related services.

     The Company also owns in fee simple approximately 13 acres of real property immediately adjacent to its existing casino hotel in Atlantic City, and has exercised an option to purchase an additional 1.1-acre site in April 1998. These properties are zoned for casino hotel use and available for future expansion. Some of the properties are currently utilized as surface parking lots and others are vacant lots. Among these properties is an approximate 5.5 acre Atlantic Ocean pier site, two acres of which contained the former Steeplechase Pier. The pier has been removed and the Company has current Federal and State permits to construct a new pier on two acres of the 5.5-acre site, although no decision has been made at this time to develop this location. Atlantic City has recently amended its zoning ordinances to permit casinos, hotel rooms and ancillary amusements on five of the City's pier sites, including the Steeplechase Pier site. State environmental regulations are currently under review as a result of the City's recent zoning changes.

Other Properties

     The Company also owns in fee simple real estate at several different locations in Atlantic City consisting of approximately 16 acres. Among these are (a) an approximate six acres of land adjacent to Delaware Avenue in Atlantic City, a portion of which is utilized by the Company for a warehouse operation servicing Resorts Casino Hotel, (b) the Transexpo Site near the new convention center and other nearby vacant land totaling approximately four acres which are slated for acquisition by the State of New Jersey for a road improvement project, and (c) approximately four acres of real estate in the Southeast Inlet section of Atlantic City.

     The Company also owns in fee simple an approximate 552 acre parcel located in Atlantic City on Blackhorse Pike, of which approximately 545 acres are considered to be woodlands and wetland.

     In 1997, the Company completed the sale of certain parcels of land located in the Southeast Inlet section of Atlantic City to an affiliate of MGM Grand.

     In December 1997, the Company also donated approximately five acres of non-operating real estate in Atlantic City to the State of New Jersey in satisfaction of a settlement agreement entered into with the CRDA.

     As described above, in January 1998, the Company sold approximately 10 acres of property underlying the Showboat to ACS.

ITEM 3.  LEGAL PROCEEDINGS

U.S. Bankruptcy Court Action - Nathan Rogers v. Merv Griffin, et al.

     On September 25, 1995, Nathan Rogers, then a shareholder of SINA, filed a Complaint in Adversary Proceeding in the Bankruptcy Court for the District of New Jersey (the "NJ Bankruptcy Court"), which Court approved the Company's 1990 plan of reorganization. The complaint alleges that the Company did not comply with its 1990 plan of reorganization in relation to the repayment by Merv Griffin of his $11 million promissory note. The complaint further alleges that the Company violated the court order approving the 1990 plan of reorganization by filing a pre-packaged plan of reorganization in another district. The complaint seeks to have a trustee appointed for the Company and to have the issuance of SINA Common Stock to Merv Griffin pursuant to the 1990 plan of reorganization voided. The Company's Motion For Summary Judgement dismissing the complaint in its entirety was granted by the NJ Bankruptcy Court on September 16, 1997. Rogers Request for Reconsideration to the NJ Bankruptcy Court has been denied. Rogers has filed a Notice of Appeal with the US District Court of New Jersey appealing the NJ Bankruptcy Court decision, which matter is pending.


U.S. District Court Action - SINA v. Lowenschuss

     As previously reported, in September 1989 SINA filed an action in the US District Court for the Eastern District of Pennsylvania to recover certain sums paid to the defendant, as trustee for two Individual Retirement Accounts and the Fred Lowenschuss Associates Pension Plan (the "Pension Plan"), for SINA stock in a 1988 merger, in which SINA was acquired by Merv Griffin. This action was transferred to the NJ Bankruptcy Court in connection with the Company's former bankruptcy case commenced there in 1989.

     In February 1992, the NJ Bankruptcy Court issued an opinion granting partial summary judgment in favor of SINA on one of its six causes of action. The NJ Bankruptcy Court reserved the issue of remedies for trial.

     In August 1992, Fred Lowenschuss filed for chapter 11 reorganization in the U.S. Bankruptcy Court for the District of Nevada (the "Nevada Bankruptcy Court"). As a result, the NJ Bankruptcy Court stayed SINA's action against Lowenschuss.

     The Nevada Bankruptcy Court confirmed Fred Lowenschuss' plan of reorganization in October 1993. SINA appealed certain portions of the confirmation order and other orders of the Nevada Bankruptcy Court. In June 1994, the US District Court for the District of Nevada (the "Nevada District Court") granted SINA's appeal in all respects. In October 1995, the US Court of Appeals for the Ninth Circuit affirmed the Nevada District Court's ruling in all respects, and in November 1995, the Court of Appeals denied Fred Lowenschuss' petition for rehearing. On June 10, 1996, the United States Supreme Court denied Fred Lowenschuss' petition for a writ of certiorari.

     All interested parties, including SINA, have filed motions with the Nevada Bankruptcy Court regarding their respective claims and priority rights under the US Bankruptcy Code. The motions were orally argued on March 16, 1998 and the parties are awaiting the Nevada Bankruptcy Courts decision.

     On November 2 and 3, 1995, the N.J. Bankruptcy Court held a trial on the merits of SINA's claims against the trustee of the Pension Plan. On April 22, 1997, the NJ Bankruptcy Court issued a final opinion in SINA's favor, and on May 20, 1997 entered a judgment in SINA's favor finding that the trustee for the two Individual Retirement Accounts and the Pension Plan committed fraud against SINA and that SINA was entitled to restitution. The NJ Bankruptcy Court awarded SINA $3.8 million plus prejudgment interest and $250,000 punitive damages, for a total award of approximately $5.7 million. On July 7, 1997 the NJ Bankruptcy Court amended the judgment to apportion the damages between the Pension Plan and the Individual Retirement Accounts. The NJ Bankruptcy Court also denied Defendant's request for a stay of enforcement of the judgement. The Defendants have filed an appeal of the NJ Bankruptcy Court's decision in the US District Court for the District of New Jersey, which appeal has been fully briefed, orally argued and is pending decision.

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

     In connection with that litigation, Laurance Lowenschuss, as trustee for the Pension Plan, and Fred Lowenschuss, as trustee of the Trusts and as custodian, filed an action in May 1996 against SINA for preliminary and permanent injunctive relief. The Lowenschusses sought an order from the US Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court") to extend the post-confirmation bar date of the Plan and to secure the return of certain escrowed distributions to holders of Old Series Notes (as defined in the Plan).

     On May 9, 1996, the Delaware Bankruptcy Court entered an order, to which the parties had stipulated, extending the Lowenschuss' date of surrender for Old Series Notes through November 10, 1996. By further stipulations, the date of surrender has been further extended through May 12, 1998 during which time any funds held in escrow under the Plan will not be distributed.

     The foregoing litigation and bankruptcy proceedings have spawned additional and related litigation, including the following: (a) an injunction action brought by Fred Lowenschuss, wherein the Nevada Bankruptcy Court enjoined SINA from proceeding against Fred Lowenschuss individually; the Nevada District Court dismissed appeals by both SINA and Fred Lowenschuss, and the Ninth Circuit, on March 6, 1997, affirmed the District Court's dismissal of Fred Lowenschuss' appeal; (b) a malicious prosecution action brought by Fred Lowenschuss against SINA and its counsel that was dismissed by the Nevada Bankruptcy Court and the Nevada District Court; on March 6, 1997, the Ninth Circuit affirmed the District Court's dismissal of Lowenschuss' appeal and awarded SINA monetary sanctions, finding that the Lowenschuss' appeal was frivolous; and (c) an action filed by Laurance Lowenschuss, as trustee of the Pension Plan, in the Nevada District Court against SINA, which was transferred to the U.S. District Court of the District of New Jersey (the "NJ District Court"); in January, 1996, the NJ District Court referred the matter to the NJ Bankruptcy Court which has stayed the action pending that Court's issuance of its decision on the merits of the November 2 and 3, 1995 trial.

David Goldkrantz vs. Merv Griffin, Sun International Hotels Limited, et.al;

     A complaint was filed in December 1997, on behalf of David Goldkrantz and a purported class of Company shareholders against SIHL, the Company and various affiliates, certain directors and officers of SIHL and the Company. The complaint alleges that the Proxy Statement and Prospectus issued by SIHL and the Company in November 1996, in connection with the Merger, contained material misrepresentations or omissions concerning a license and services agreement entered into between the Company and The Griffin Group. The Company believes that the case is without merit and intends to vigorously defend its actions.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The disclosure required by Item 4 has been omitted pursuant to General Instruction I of Form 10-K.


                                 PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
     STOCKHOLDER MATTERS

     Since the Effective Date of the Merger, there has been no trading market for SINA Common Stock, all of which is owned by SIHL, or SINA's Class B Stock, all of which was canceled pursuant to the Merger.

     No dividends were paid on SINA Common Stock during the last two fiscal years. The indentures pursuant to which the Senior Notes were issued contain certain restrictions as to the payment of dividends by SINA.

ITEM 6.  SELECTED FINANCIAL DATA

    The information presented below should be read in conjunction with the consolidated financial statements, including notes thereto, presented under "ITEM 8. FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA."

(In Thousands of Dollars)
                                                For the Year Ended December 31,
Operating Information (Note A)            1997      1996      1995       1994   1993

                                        (Successor)
    Predecessor
Operating revenues (Note B)             $297,633  $295,940  $304,047  $353,016  $ 439,564

Earnings (loss) from operations
 (Note B)                               $ 29,149  $ 25,903  $ 41,678  $(48,570) $  12,898
Recapitalization costs (Note C)                                         (5,232)    (8,789)
Proceeds from Litigation Trust (Note D)                                  2,542
Other deductions, net (Note E)           (23,873)  (25,640)  (25,779)  (47,631)  (105,273)
Earnings (loss) before provision for
 income
 taxes and extraordinary items             5,276       263    15,899   (98,891)  (101,164)
Provision for income taxes (Note F)       (4,340)                                  (1,000)
Earnings (loss) before extraordinary
 items                                       936       263    15,899   (98,891)  (102,164)
Extraordinary items (Note G)              (2,957)                      190,008
Net earnings (loss)                     $ (2,021) $    263  $ 15,899  $ 91,117  $(102,164)



                                                         At December 31,
Balance Sheet Information (Note A)        1997      1996      1995       1994   1993


Total assets                            $595,204  $552,848  $338,451  $317,248 $ 575,785

Current maturities of long-term debt
 (Note H)                               $    282  $    636  $    589  $      5 $ 466,336

Long-term debt, excluding current
 maturities (Note H)                    $311,258  $261,543  $217,356  $212,466 $  85,029
Shareholders' equity (deficit)          $190,987  $193,000  $ 25,947  $ 10,031 $(113,744)

Notes to Selected Financial Data

Note A: See Note 1 of Notes to Consolidated Financial Statements for a discussion of the Merger in 1996 and the related change in basis of accounting.

See Note 1 of Notes to Consolidated Financial Statements for discussion of SIHL's contribution of the stock of Sun Resorts and Sun Cove to SINA in 1997.

     On May 3, 1994, the Company's bankruptcy plan of reorganization (the "Restructuring") became effective. The Restructuring included, among other things, (a) the sale of the Company's operations on Paradise Island to SIHL, which was an unaffiliated company prior to the sale, (the "SIHL Sale") and (b) the exchange of $481.9 million principal amount of Senior Secured Redeemable Notes (the "Series Notes")for $160.0 million principal amount of new debt, 40% of SINA common stock, the proceeds from the SIHL Sale and approximately $36.7 million cash.

Note B: In 1997, operating revenues included net proceeds of $7.4 million from the sale of property in Atlantic City. Earnings from operations for 1997 included a gain of $310,000 on this transaction.

     In 1996, operating revenues included net proceeds of $1.3 million from the sale of approximately two acres of undeveloped property in Atlantic City and $65,000 of additional proceeds from a prior year's sale of various parcels in Atlantic City. Earnings from operations for 1996 included a net gain of $935,000 on these transactions.

     The loss from operations in 1994 included a $72.5 million loss on the SIHL Sale and a charge of $20.5 million for the write-down of certain non-operating properties to net realizable value. Operating revenues for 1994 included the sales of various parcels of land in Atlantic City for net proceeds of $534,000. Earnings from operations included a net loss of $99,000 on those sales.

     Operating revenues for 1993 included the sale of a residential lot in The Bahamas for net proceeds of $445,000. Earnings from operations for 1993 include a net gain of $224,000 on that sale.

Note C: Recapitalization costs incurred in 1994 and 1993 relate to the Restructuring described above. Also, recapitalization costs in 1994 included credits of $3.3 million that resulted from the reversal of reserves provided in connection with a previous plan of reorganization.

Note D: Proceeds from Litigation Trust represents cash distributed to the Company from a litigation trust (the "Litigation Trust") established under a previous plan of reorganization to pursue certain claims against a former affiliate.

Note E: This item includes interest income, interest expense and amortization of debt discounts, premiums and issuance costs.

Note F: See Note 13 of Notes to Consolidated Financial Statements for further discussion of income taxes for 1997, 1996 and 1995. In 1994, taxable income was largely generated by the SIHL Sale. In August 1993 tax law changes were enacted which resulted in an increase in the Company's federal income tax rate. This increase resulted in a $1,000,000 increase in the Company's deferred income tax liability and a deferred income tax provision of the same amount.

Note G: As part of the Restructuring, the Company exchanged the Series Notes for certain consideration. The difference between the carrying value of the Series Notes and the sum of the fair values of the items exchanged therefor resulted in a gain of $186 million which is reported as an extraordinary item.

     In November 1994 RIH purchased 12,899 Units, then comprising $12.9 million principal amount of Junior Mortgage Notes and 12,899 shares of Class B Stock of SINA, at a price of $6.7 million. The resulting gain of $4.0 million was recorded as an extraordinary item.

Note H:  These items are presented net of unamortized premiums
(discounts).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Liquidity

     At December 31, 1997 the Company's working capital amounted to $16.2 million including unrestricted cash and equivalents of $46.9 million. A portion of the unrestricted cash and equivalents is required for day-to-day operations of the Resorts Casino Hotel, including approximately $10 million of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as additional cash balances necessary to meet current working capital needs.

Capital Expenditures and Resources

     During 1997, 1996 and 1995 operations were the most significant source of funds to the Company.

     In March 1997, pursuant to the Offer, the Company purchased certain of its Mortgage Notes and Junior Mortgage Notes for a total of $153.7 million, excluding accrued interest. In connection with the Offer, SIHL and SINA issued $200 million principal amount of Senior Notes which, after costs, resulted in net proceeds to the Company of approximately $194 million. The majority of these proceeds were used to fund the Offer. See Note 6 of Notes to Consolidated Financial Statements for further discussion of these transactions.

     Capital expenditures in 1995 for Resorts Casino Hotel totaled $13.0 million. These included approximately $4.0 million for the conversion of certain existing facilities into an additional 10,000 square feet of casino gaming area as the Company modified a portion of its bus waiting area to house approximately 155 slot machines and converted a lounge to accommodate approximately 160 more slot machines. The Company also converted the space formerly occupied by the Celebrity Deli into a California Pizza Kitchen and the Oceanside cocktail lounge at a cost of approximately $2.9 million. Expenditures for improvements at Resorts Casino Hotel during 1996 totaled $8.3 million. These included computer system upgrades, the purchase of 147 slot machines (replacements for older models), carpeting and other maintenance projects. In 1997, the Company began enhancing the Resorts Casino Hotel through the construction of additional parking and various improvements to the public areas at a cost of $3.3 million. Other capital expenditures included $4.2 million for the purchase of 494 slot machines and computer equipment. In addition, approximately $21 million was expended for the purchase of land in Atlantic City. In addition, in 1997 the Company sold certain parcels of land in Atlantic City for proceeds of $7.4 million.

     The Company intends to redevelop the Resorts Casino Hotel. It is currently contemplated that this project will include the development of new public spaces, the renovation of the existing guestrooms and the construction of a new hotel tower. The development is in the planning process and the costs, scope and schedule have not yet been finally determined. Any such plans will be subject to regulatory and other approvals. As of December 31, 1997, RIH had spent $1.4 million on the expansion consisting primarily of consulting and architectural fees.

     Another significant use of funds were costs of $8.1 million and $6.4 million in 1997 and 1996, respectively, related to the Merger.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 1997 and 1996

     Resorts Casino Hotel

     Gaming revenues were $244.2 million for the year ended December 31, 1997, a decrease of $14.5 million or 5.6% from gaming revenues of $258.7 million for the comparable period in 1996. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues.

     Slot revenues were $170.0 million for the year ended December 31, 1997, a decrease of $10.4 million or 5.8% from $180.4 million for the comparable period in 1996. This decrease was due to a decrease in slot handle (dollar amounts wagered) of $102.6 million or 5.0% to $1.9 billion for the year ended December 31, 1997. This was in part assisted by a decrease in cash promotional expenses (amount of coin coupons and cash back to patrons) of approximately $4.5 million or 12.1% associated with the shifting of marketing programs that contribute marginal returns and are reflected as revenue. Management is continuing the process of upgrading its slot product and in September 1997 completed an upgrade consisting of 35% of its $0.25 denomination slot product to include more popular machines and in December 1997 finalized an agreement to include new high tech slot products as part of the slot mix that could be replaced at no cost with new product if customer demand should change at any time.

     Table games revenues were $69.0 million for the year ended December 31, 1997, a decrease of $2.6 million or 3.6% from $71.6 million for the comparable period in 1996. This decrease was due to a combination of a reduction in table games drop (the dollar amount of chips purchased) of $12.3 million or 2.6% to $458.6 million for the year ended December 31, 1997 from $470.9 million for the comparable period in 1996, and a reduction in hold percentage (ratio of casino win to total amount of chips purchased) of 0.2 percentage points to 15.0% for the year ended December 31, 1997 from 15.2% for the comparable period in 1996. Additionally, management has eliminated table game market segments that it determined had not provided incremental profit.

     Poker, Simulcast and Keno revenues were $5.2 million for the year ended December 31, 1997, a decrease of $1.5 million or 23.9% from $6.7 million for the comparable period in 1996. Management significantly reduced the hours of operations for these gaming activities because of unfavorable returns, and in March 1998 elected to eliminate both poker and keno as a result of less than desired operating results.

     Other non-gaming resort revenues were $54.9 million for the year ended December 31, 1997, an increase of $1.5 million or 2.8% from other revenues of $53.4 million for the comparable period of 1996. Other non-gaming resort revenues include revenues from rooms, food and beverage, and miscellaneous items. The increase is primarily attributable to management's decision to introduce more entertainers on a more frequent basis while eliminating its revue act, which contributed to a $1.7 million or 32.7% increase in total entertainment headliner revenues to $6.9 million for the year ended December 31, 1997 from $5.2 million for the comparable period in 1996. This is partially offset by a $782,000 decrease in food and beverage revenues due to a $0.54 or 4.5% decrease in the average check from 1996.

     Gaming costs and expenses were $154.6 million for the year ended December 31, 1997, a decrease of $10.4 million or 6.3% from expenses of $165.0 million for the comparable period in 1996. This represents costs and expenses associated with table games, slot operations, win contribution expense, and promotional items and services provided to patrons. The decrease is primarily due to management's implementation of various cost containment efforts and the discontinuance of marketing efforts toward certain unprofitable segments.

     Selling, general and administrative costs were $33.3 million for the year ended December 31, 1997, a decrease of $3.9 million or 10.5% from expenses of $37.2 million for the comparable period in 1996. The decrease is primarily due to management's implementation of various efficiency programs and the consolidation of its management organizational structure.

     Tour Operations

     These revenues and expenses in 1997 are from operations of Sun Resorts and its subsidiaries, which entities were contributed to SINA by SIHL effective January 1, 1997. Sun Resorts, through a subsidiary, is a tour operator and wholesaler of tour packages and provides reservations services, primarily to SIHL's properties in The Bahamas. See Note 1 of Notes to Consolidated Financial Statements.

     Real Estate Related

     Real estate related revenues in 1997 and 1996 largely represent rent from ACS pursuant to the Showboat Lease. Prior to January 1998 such rent receipts were restricted for the payment of interest on the Showboat Notes. See Note 6 of Notes to Consolidated Financial Statements. Real estate related revenues also included $1.4 million from the sale of certain properties in Atlantic City in 1996. Real estate related revenues with respect to the Showboat Lease will not continue as the land previously leased was sold to ACS in January 1998.

     Other Income

     These revenues in 1997 are from operations of Sun Cove which was contributed to SINA by SIHL effective July 1, 1997 and represent priority payments from TCA to repay certain previous capital contributions. See Note 1 of Notes to Consolidated Financial
Statements.

     Other Income (Deductions)

     Interest expense increased in 1997 as compared to the prior year as the reduction which resulted from the Offer was more than offset by interest expense on the Senior Notes.

     Income Taxes

     See Note 13 of Notes to Consolidated Financial Statements for a discussion of the Company's income taxes for the years 1997 and 1996.


Comparison of Years Ended December 31, 1996 and 1995

     Resorts Casino Hotel

     Gaming revenues were $258.7 million for the year ended December 31, 1996, a decrease of $9.5 million or 3.5% from gaming revenues of $268.2 million for the comparable period in 1995. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues.

     Slot revenues were $180.4 million for the year ended December 31, 1996, a decrease of $7.0 million or 3.7% from $187.4 million for the comparable period in 1995. This decrease was due to a decrease in slot handle (dollar amounts wagered) of $12.9 million or 0.6% to $2.0 billion for the year ended December 31, 1996 from $2.0 billion for the comparable period in 1995.

     Table games revenues were $71.6 million for the year ended December 31, 1996, a decrease of $2.1 million or 2.8% from $73.7 million for the comparable period in 1995. This decrease was primarily due to a decrease in table games drop (the dollar amount of chips purchased) of $28.4 million or 5.7% to $470.9 million for the year ended December 31, 1996 from $499.3 million for the comparable period in 1995, partially offset by a hold percentage (ratio of casino win to total amount of chips purchased) increase of 0.4 percentage points to 15.2% for the year ended December 31, 1996 from 14.8% for the comparable period in 1995.

     Poker, Simulcast and Keno revenues were $6.7 million for the year ended December 31, 1996, a decrease of $400,000 or 5.6% from $7.1 million for the comparable period in 1995.

     Other non-gaming resort revenues were $53.4 million for the year ended December 31, 1996, a decrease of $86,000 or 0.2% from other revenues of $53.5 million for the comparable period of 1995. Other non-gaming resort revenues include revenues from rooms, food and beverage, and miscellaneous items.

    Gaming costs and expenses were $165.0 million for the year ended December 31, 1996, a decrease of $8.7 million or 5.6% from expenses of $156.3 million for the comparable period in 1995. This represents costs and expenses associated with table games, slot operations, win contribution expense, and promotional items and services provided to patrons.

     Selling, general and administrative costs were $37.2 million for the year ended December 31, 1996, a decrease of $900,000 or 2.4% from expenses of $38.1 million for the comparable period in 1995.

     Real Estate Related

     Real estate related revenues in 1996 and 1995 largely represent rent from ACS pursuant to the Showboat Lease. Real estate related revenues for 1996 included $1.4 million from the sale of certain properties in Atlantic City.

     Income Taxes

     See Note 13 of Notes to Consolidated Financial Statements for a discussion of the Company's income taxes for the years 1996 and 1995.

Other Matters

     Forward Looking Statements

     The statements contained herein include forward looking statements based on management's current expectations of SINA's future performance. Predictions relating to future performance are inherently uncertain and subject to a number of risks. Consequently, SINA's actual results could differ materially from the expectations expressed in this report. Factors that could cause SINA's actual results to differ materially from the expected results include, among other things: the intensely competitive nature of the casino gaming industry; increases in the number of competitors in the market in which SINA operates; the seasonality of the industry in the market in which SINA operates; the susceptibility of SINA's operating results to adverse weather conditions and natural disasters; the risk that certain governmental approvals may not be obtained; changes in governmental regulations governing SINA's activities and other risks detailed in SINA's filings with the Securities and Exchange Commission.

     Year 2000

     The Company is currently working to resolve the potential impact of the year 2000 on its information processing systems. The year 2000 issue relates to the ability of the systems to properly distinguish between the years 1900 and 2000. Based on preliminary information, the cost of addressing potential problems is not anticipated to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements are presented on the following pages:

                                                                   Page
Financial Statements                                            Reference

      Report of Independent Public Accountants                     32


      Consolidated Balance Sheets at December 31,
       1997 and 1996                                               34

      Consolidated Statements of Operations for the
       years ended December 31, 1997, 1996 and 1995                36

      Consolidated Statements of Changes in
       Shareholders' Equity for the years ended
       December 31, 1997, 1996 and 1995                            37

      Consolidated Statements of Cash Flows for the
       years ended December 31, 1997, 1996 and 1995                38

      Notes to Consolidated Financial Statements                   40

      Financial Statement Schedule:

        Schedule II:        Valuation Accounts for the
                             years ended December 31,
                             1997, 1996 and 1995                   55




                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Sun International North America, Inc.:

     We have audited the accompanying consolidated balance sheet of Sun International North America, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun
International North America, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                           ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 9, 1998


                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Shareholder
Sun International North America, Inc.

     We have audited the accompanying consolidated balance sheet of Sun International North America, Inc. (formerly Griffin Gaming & Entertainment, Inc.) as of December 31, 1996 (post-acquisition basis). We have also audited the accompanying consolidated statements of operations, changes in shareholder's equity, and cash flows for each of the two years in the period ended December 31, 1996 (pre-acquisition basis). Sun International North America, Inc. is a wholly owned subsidiary of Sun International Hotels Limited. Our audits also included the information for each of the two years in the period ended December 31, 1996, included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun International North America, Inc. at December 31, 1996 (post-acquisition basis), and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 (pre-acquisition basis), in conformity with generally accepted accounting principles. Also, in our opinion, the information for each of the two years in the period ended December 31, 1996, included in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              /s/ Ernst & Young LLP



Philadelphia, Pennsylvania
February 14, 1997

                  SUN INTERNATIONAL NORTH AMERICA, INC.
                       CONSOLIDATED BALANCE SHEETS
                        (In Thousands of Dollars)


                                                  December 31,
 Assets                                       1997           1996


Current assets:
  Cash (including cash equivalents
   of $32,508 and $11,926)                 $ 46,912       $ 29,267
  Restricted cash equivalents                 3,902          4,538
  Receivables, net                            8,691          7,468
  Inventories                                 1,730          1,194
  Prepaid expenses                            1,961          2,055
    Total current assets                     63,196         44,522

Land held for investment,
 development or resale                      193,682        185,769

Property and equipment:
  Land and land rights                       73,593         73,576
  Land improvements                           1,001            932
  Hotels and other buildings                123,213        122,642
  Furniture, machinery and equipment         22,310         13,746
  Construction in progress                    2,365             65
                                            222,482        210,961
  Less accumulated depreciation             (11,630)             -
    Net property and equipment              210,852        210,961

Due from affiliates                           4,528              -
Deferred charges and other assets, net       21,536         12,673
Goodwill, net                               101,410         98,923
                                           $595,204       $552,848



See Notes to Consolidated Financial Statements.

                  SUN INTERNATIONAL NORTH AMERICA, INC.
                       CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, share data)


                                                   December 31,
Liabilities and Shareholder's Equity           1997            1996


Current liabilities:
  Current maturities of long-term debt     $    282       $     636
  Accounts payable and accrued
   liabilities                               46,677          51,669
    Total current liabilities                46,959          52,305

Long-term debt, net of unamortized
 premiums                                   311,258         261,543

Deferred income taxes                        46,000          46,000

Commitments and contingencies

Shareholder's equity:
  SINA Common Stock - 100 shares
   outstanding - $.01 par value                   -               -
  Capital in excess of par                  193,008         193,000
  Accumulated deficit                        (2,021)              -
    Total shareholder's equity              190,987         193,000
                                           $595,204        $552,848



See Notes to Consolidated Financial Statements.

                  SUN INTERNATIONAL NORTH AMERICA, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands of Dollars)

                                   For the Year Ended December 31,
                                     1997       1996        1995

                                 (Successor)      (Predecessor)
Revenues:
  Gaming                           $244,156   $258,672    $268,224
  Rooms                              16,514     16,010      16,066
  Food and beverage                  27,085     27,867      27,769
  Other resort revenues              11,344      9,535       9,674
                                    299,099    312,084     321,733
Less promotional allowances         (28,465)   (26,272)    (26,187)
  Net gaming and resort revenues    270,634    285,812     295,546
  Tour operations                    15,403          -           -
  Real estate related                 8,987     10,128       8,501
  Other                               2,609          -           -
                                    297,633    295,940     304,047
Expenses:
  Gaming                            154,554    165,017     156,321
  Rooms                               3,036      3,604       3,703
  Food and beverage                  15,973     16,746      15,603
  Other resort expenses              33,019     35,047      35,149
  Tour operations                    14,193          -           -
  Selling, general and
   administrative                    33,337     37,237      38,141
  Depreciation and amortization      14,372     12,386      13,452
                                    268,484    270,037     262,369

Operating income                     29,149     25,903      41,678

Other income (expenses):
  Interest income                     3,539      3,233       3,518
  Interest expense, net of
   capitalized interest             (27,515)   (24,529)    (25,318)
  Amortization of debt premiums,
   discounts and issue costs           (211)    (4,344)     (3,979)
  Other, net                            314          -           -
Earnings before provision for
 income taxes and extraordinary
 item                                 5,276        263      15,899
Provision for income taxes           (4,340)         -           -
Earnings before extraordinary
 item                                   936        263      15,899
Extraordinary item-loss on
 extinguishment of debt (net of
 income tax benefit of $2,043)       (2,957)         -           -
Net earnings (loss)                $ (2,021)  $    263    $ 15,899



See Notes to Consolidated Financial Statements.

                  SUN INTERNATIONAL NORTH AMERICA, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                        (In Thousands of Dollars)
                                                   Capital
                                     Common       in excess    Accumulated
                                     Stock         of par        deficit


Balance at December 31, 1994         $ 397         $129,237    $(119,603)

Reverse Stock Split                   (318)             318            -
Issuance of shares for stock options
 exercised                               -               17            -
Net earnings for year 1995                                        15,899

Balance at December 31, 1995            79          129,572     (103,704)


Issuance of shares for stock options
 exercised                               -                9            -
Net earnings for year 1996               -                -          263
Transactions relating to Merger:
  Cancel public shares                 (79)              79            -
  Issue shares to SIHL                   -                -            -
  Eliminate pre-Merger accumulated
   deficit                               -         (103,441)     103,441
  Fair value adjustments                 -          166,781            -

Balance at December 31, 1996
  (Note 1)                               -          193,000            -


Contribution of Sun Resorts              -              368            -
Contribution of Sun Cove                 -             (360)           -
Net loss for year 1997                                            (2,021)
Balance at December 31, 1997         $  -0-       $ 193,008    $  (2,021)



See Notes to Consolidated Financial Statements.

                  SUN INTERNATIONAL NORTH AMERICA, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In Thousands of Dollars)
                                             For the Year Ended December 31,

                                                     1997         1996         1995

                                                  (Successor)
(Predecessor)
Cash flows from operating activities:
  Net earnings (loss)                             $ (2,021)    $    263      $ 15,899
  Adjustments to reconcile net earnings (loss)
   net cash provided by operating activities:
    Extraordinary item                               2,957            -             -
    Depreciation and amortization                   15,153       16,730        17,431
    (Gain) loss on sale of assets                     (607)        (873)           36
    Utilization of tax benefits acquired in Merger   4,085             -            -
    Provision for doubtful receivables                 830        1,417           925
    Provision for discount on CRDA obligations, net    987        1,497         1,561
    Deferred tax provision (benefit)                     -           77          (350)
    Net change in working capital accounts:
      Receivables                                   (1,117)      (1,211)       (2,579)
      Due from affiliates                            4,559            -             -
      Inventories and prepaid expenses                 (48)      (7,426)        2,056
      Other assets                                   2,000       (1,474)          215
      Accounts payable and accrued liabilities      (3,325)      (2,410)          374
      Net cash provided by operating activities     23,453        6,590        35,568

Cash flows from investing activities:
  Payments for operating capital expenditures      (10,595)     (18,498)       (13,093)
  Acquisition of other fixed assets                (21,721)      (1,177)        (6,154)
  Proceeds from the sale of assets                   7,950        1,385             -
  Payments for expenses of Merger                   (8,057)      (6,417)            -
  CRDA deposits and bond purchases                  (3,122)      (3,070)        (3,152)
  Sun Resorts cash and equivalents at date
   of contribution                                    1,159           -              -
  Repayments to affiliates                          (10,327)          -              -
    Net cash used in investing activities           (44,713)    (27,777)       (22,399)


                               -continued-


                  SUN INTERNATIONAL NORTH AMERICA, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In Thousands of Dollars)
                                                         For the Year Ended
                                                               December 31,
                                                     1997         1996       1995

                                                  (Successor)
(Predecessor)
Cash flows from financing activities:
  Borrowings                                        199,084          -         1,815
  Early redemption of debt                         (153,712)         -             -
  Debt issuance costs                                (6,460)         -             -
  Other debt repayments                                (643)      (589)         (320)
  Proceeds from exercise of stock options                 -          9            17
    Net cash provided by (used in) financing
     activities                                      38,269       (580)        1,512

Net increase (decrease) in cash and cash
 equivalents                                         17,009    (21,767)       14,681
Cash and cash equivalents at beginning of period     33,805     55,572        40,891
Cash and cash equivalents at end of period        $  50,814    $33,805       $55,572



See Notes to Consolidated Financial Statements.

                  SUN INTERNATIONAL NORTH AMERICA, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

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

     On December 16, 1996 (the "Effective Date"), SINA became a wholly owned subsidiary of Sun International Hotels Limited ("SIHL"), a corporation organized under the laws of the Commonwealth of The Bahamas, when Sun Merger Corp., a wholly owned subsidiary of SIHL, was merged with and into SINA (the "Merger"). The Merger was consummated pursuant to an Agreement and Plan of Merger dated as of August 19, 1996 and amended as of October 10, 1996 (the "Merger Agreement").

     Pursuant to the Merger Agreement, each share of SINA common stock, $.01 par value per share (the "SINA Common Stock"), outstanding immediately prior to the Effective Date of the Merger was converted into the right to receive .4324 ordinary share, $.001 par value per share, of SIHL (the "Ordinary Shares"). Also pursuant to the terms of the Merger Agreement, each issued and outstanding share of Class B common stock, $.01 par value per share, of SINA (the "Class B Stock") was converted into the right to receive .1928 Ordinary Share. Since the Effective Date, each .1928 Ordinary Share received in exchange for a share of Class B Stock trades as part of a unit (the "Units") along with $1,000 principal amount of 11.375% Junior Mortgage Notes due December 15, 2004 (the "Junior Mortgage Notes") issued by Resorts International Hotel Financing, Inc. ("RIHF"), a financing subsidiary of SINA.

     The Merger was accounted for as a purchase and, according to an accounting practice known as "push-down" accounting, the Company adjusted its consolidated net assets to reflect the amount of SIHL's investment in SINA. In doing so, the Company's consolidated assets and liabilities were adjusted to their estimated fair values based on independent appraisals, evaluations, estimations and other studies. Valuation adjustments were made in 1997 as additional information became available, which allowed more accurate valuations. These adjustments resulted in an increase to goodwill of $6.9 million, a reduction in land held for investment, development or resale of $5 million and an increase in accounts payable and accrued liabilities of $1.9 million.

     The allocation, as adjusted, of the excess of SIHL's investment in SINA over SINA's net book value was as follows:

(In Thousands of Dollars)

     Decrease in current assets                   $(13,475)
     Increase in land held for investment,
      development or resale                         91,247
     Increase in property and equipment             40,618
     Decrease in deferred charges and other
      assets                                       (11,602)
     Increase in goodwill                          105,823
     Increase in current liabilities               (12,778)
     Increase in long-term debt                    (40,479)
     Decrease in deferred tax liability              7,427
                                                  $166,781



     Goodwill, the excess of SIHL's investment over the fair value of SINA's net assets, is amortized on the straight-line basis over 40 years.

     The appraisals and other valuation methods used to establish fair values of certain of the Company's property and equipment also provided revised estimates of remaining depreciable lives of such assets which, particularly for hotels and other buildings, were greater than those previously used by the Company.

     Because the impact of the basis adjustments on the Company's consolidated statement of operations for the period between the Effective Date and December 31, 1996, was immaterial, the Company recorded the basis adjustments as of December 31, 1996. The impact on the Company's operations is reflected in the Company's consolidated statements of operations commencing January 1, 1997.

Pro Forma Information (Unaudited)

     The following unaudited pro forma information for the year ended December 31, 1996, reflects the results of the Company's operations as though the Merger had occurred on January 1, 1996 and includes (i) adjustments for amortization of goodwill, (ii) changes in amortization of debt discounts (premiums) and depreciation due to basis adjustments,
(iii) elimination of a gain on a property sale and (iv) tax effects: pro forma operating revenues would have been $291.9 million; pro forma net income would have been $2.3 million. The pro forma information is not necessarily indicative of future results or what the Company's results of operations would actually have been had the Merger occurred on January 1, 1996.





Contributed Companies

     Effective January 1, 1997, SIHL contributed the capital stock of Sun International Resorts, Inc. ("Sun Resorts"), a wholly owned subsidiary of SIHL, to SINA. Sun Resorts, along with its subsidiaries, is a tour operator and wholesaler of tour packages and provides reservation services. In addition, Sun Resorts provides certain support services for SIHL's operations in The Bahamas. As of January 1, 1997, Sun Resorts' consolidated assets, liabilities and shareholder's equity amounted to $6.1 million, $5.7 million and $368,000, respectively. Sun Resorts consolidated revenues and net income for the year ended December 31, 1996 totaled $15.0 million and $617,000, respectively.

     Effective July 1, 1997, SIHL contributed the capital stock of Sun Cove Limited, ("Sun Cove"), a wholly owned subsidiary of SIHL, to SINA. Sun Cove has a 50% interest in Trading Cove Associates ("TCA"), a Connecticut general partnership which holds a management agreement (the "Management Agreement") with the Mohegan Tribal Gaming Authority relating to the development and management of a casino resort and entertainment complex (the "Mohegan Sun Casino") in the town of Uncasville, Connecticut. The Management Agreement provides that TCA is entitled to receive between 30% and 40% of the net profits, as defined, of the Mohegan Sun Casino. TCA is obligated to pay certain amounts to its partners, SIHL and certain of its affiliates, as priority payments from its management fee income for services provided by those entities. In addition, TCA is obligated to pay certain amounts to its partners, as priority payments from its management fee income for certain previous capital contributions to TCA. These amounts are paid as TCA receives sufficient management fees to meet the priority distributions. As of July 1, 1997, Sun Cove's assets, liabilities and shareholder's deficit amounted to $7.9 million, $8.3 million and $360,000, respectively. Sun Cove's revenues and net loss for the six months ended June 30, 1997 were $0 and $360,000, respectively. Sun Cove had no revenues or expenses prior to 1997.

     The contributions of Sun Resorts and Sun Cove were recorded based upon their respective carrying values by SIHL.

     In February 1998, The Mohegan Tribe of Indians of Connecticut (the "Tribe") announced that it had appointed TCA to develop its proposed $450 million expansion of the Mohegan Sun Casino. In addition, TCA and the Tribe agreed that effective January 1, 2000, TCA will turn over management of the Mohegan Sun Resort complex, (which comprises the existing operations and the proposed expansion), to the Tribe. In exchange for relinquishing its rights under its existing agreements, beginning January 1, 2000, TCA will receive annual buyout payments of five percent of the gross revenues of the Mohegan Sun Resort complex for a 15-year period. Until January 1, 2000, there will be no change in TCA's existing agreements with the Tribe. The new agreements with the Tribe are subject to review and approval from various regulatory agencies.





NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of SINA and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

     Certain balances in the accompanying consolidated financial statements for 1996 and 1995 have been reclassified to conform with the current year presentation.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company provides allowances for doubtful accounts arising from casino, hotel and other services, which are based upon a specific review of certain outstanding receivables. In determining the amounts of the allowances, the Company is required to make certain estimates and assumptions and actual results may differ from those estimates and assumptions.

Revenue Recognition

     The Company records as revenue the win from casino gaming activities which represents the difference between amounts wagered and amounts won by patrons. Revenues from hotel and related services and from theater ticket sales are recognized at the time the related service is performed.

Promotional Allowances

     The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows:







(In Thousands of Dollars)            1997       1996        1995


Rooms                              $ 5,092    $ 5,207     $ 4,820
Food and beverage                   15,042     15,274      15,479
Other                                5,192      5,258       5,417

                                   $25,326    $25,739     $25,716



Cash Equivalents

     The Company considers all of its short-term money market securities purchased with original maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value due to the short maturity of these instruments.

Inventories

     Inventories of provisions, supplies and spare parts are carried at the lower of cost (first-in, first-out) or market.

Property and Equipment

     Property and equipment are stated at cost and are depreciated over the estimated useful lives reported below using the straight-line method for financial reporting purposes.



     Land improvements                       14 years

     Hotels and other buildings              40 years

     Furniture, machinery and equipment   2 - 5 years


     In conjunction with the Merger, certain estimated useful lives were revised and were used to depreciate property and equipment for financial reporting purposes commencing in 1997.

Capitalized Interest and Property Taxes

     Interest is capitalized on construction expenditures and land under development at the weighted average rate of the Company's public long-term debt excluding one issue which is non-recourse to the Company. Property taxes assessed on land under development are also capitalized.

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

Long Lived Assets

     The Company reviews its long lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any asset impairment exists in the recoverability of its long lived assets.

Income Taxes

     SINA and all of its subsidiaries file consolidated US federal income tax returns.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this standard, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities at enacted tax rates which will be in effect for the years in which the differences are expected to reverse. A valuation allowance is recognized based on estimates of the likelihood that some portion or all of the deferred tax asset will not be realized.

NOTE 3 - CASH EQUIVALENTS

     Cash equivalents at December 31, 1996 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which the Company had not taken delivery of the underlying securities and investments in a money market fund which invests exclusively in US Treasury obligations.

     Restricted cash equivalents included $3.8 million and $3.7 million at December 31, 1997 and 1996, respectively, of escrowed Showboat Lease (defined in Note 6) payments and accrued interest thereon.







NOTE 4 - RECEIVABLES

     Components of receivables at December 31 were as follows:

(In Thousands of Dollars)                    1997           1996


Gaming                                     $ 6,440        $ 7,449
  Less allowance for doubtful accounts      (3,011)        (3,626)
                                             3,429          3,823
Non-gaming:
  Hotel and related                            529            802
  Other                                      4,796          2,975
                                             5,325          3,777
  Less allowance for doubtful accounts         (63)          (132)
                                             5,262          3,645
                                           $ 8,691        $ 7,468




NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Components of accounts payable and accrued liabilities at December 31 were as follows:

(In Thousands of Dollars)                    1997           1996


Accrued payroll and related taxes and
 benefits                                  $ 9,928        $11,115
Accrued Merger and related costs             1,308          9,754
Accrued interest                             9,304          7,938
Accrued gaming taxes, fees and related
 assessments                                 2,658          6,705
Trade payables                               8,790          2,800
Customer deposits and unearned revenues      4,184          1,685
Accrued costs of recapitalization                -            875
Other accrued liabilities                   10,505         10,797
                                           $46,677        $51,669





NOTE 6 - LONG-TERM DEBT

     Components of long-term debt at December 31 were as follows:

(In Thousands of Dollars)                    1997           1996


Senior Notes                               $200,000              -
  Unamortized discount                         (869)             -
                                            199,131              -

Mortgage Notes                                5,354       $125,000
  Unamortized premium                           285          7,500
                                              5,639        132,500

Junior Mortgage Notes                         1,095         35,000
  Less notes held by RIH                          -        (12,899)
                                              1,095         22,101
  Unamortized premium                            60          1,326
                                              1,155         23,427

Showboat Notes                              105,333        105,333

Other                                           282            919
                                            311,540        262,179
Less current maturities                        (282)          (636)
                                           $311,258       $261,543


Senior Notes, Mortgage Notes and Junior Mortgage Notes

     Prior to SIHL's acquisition of SINA, RIHF issued $125 million of 11% Mortgage Notes due September 15, 2003 (the "Mortgage Notes") and $35 million of Junior Mortgage Notes. The Mortgage Notes and the Junior Mortgage Notes are guaranteed by RIH.

     In February 1997, RIHF mailed to each holder of its Mortgage Notes and Junior Mortgage Notes an offer to purchase (the "Offer") the outstanding Mortgage Notes and Junior Mortgage Notes and solicited consents to amend the related indentures. The aggregate purchase price for acquiring the tendered securities, excluding accrued interest, totaled $153.7 million. The excess of this amount over the carrying value of the debt exchanged, excluding accrued interest, plus estimated costs of the Offer resulted in an extraordinary loss of $5 million. The Company also recorded a deferred income tax benefit of $2 million related to this extraordinary loss. In connection with the Offer, $5.4 million principal amount of Mortgage Notes and $1.1 million principal amount of Junior Mortgage Notes were not tendered and, therefore, not purchased pursuant to the Offer. These securities remain outstanding as unsecured obligations. The remaining Junior Mortgage Notes continue to trade as part of Units consisting of $1,000 principal amount of Junior Mortgage Notes and .1928 of an Ordinary Share of SIHL.

     In February 1997, SIHL and SINA (the "Issuers") issued $200 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Senior Notes") which, after costs, resulted in net proceeds to the Company of approximately $194 million. The majority of these proceeds were used to fund the Offer. The Senior Notes, which are unsecured obligations, are unconditionally guaranteed by RIH, GGRI, Inc., the wholly owned subsidiary of SINA that owns RIH, and certain of SIHL's subsidiaries (the "Guarantors"). Interest on the Senior Notes is payable on March 15 and September 15 each year. The indenture for the Senior Notes contains certain covenants, including limitations on the ability of the Issuers and the Guarantors to, among other things: (a) incur additional indebtedness, (b) incur certain liens, (c) engage in certain transactions with affiliates and (d) pay dividends and make certain other restricted payments.

Showboat Notes

     The First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000 (the "Showboat Notes") are non-recourse notes, secured by a mortgage encumbered by a collateral assignment of the Showboat Lease, and by a pledge of any proceeds of the sale of such mortgage and collateral assignment. Interest on the Showboat Notes consists of a pass-through (subject to certain adjustments) of the lease payments received pursuant to the lease (the "Showboat Lease") of 10 acres of land (the "Showboat Land") under the Showboat Casino Hotel.

     On January 29, 1998, the Company sold the Showboat Land and the Showboat Lease for $110 million. The majority of the proceeds were used to redeem the Showboat Notes, effective February 28, 1998.

Co-obligation

     The Company is a co-obligator, with SIHL, on $100 million senior subordinated, unsecured notes due December 2007 (the "8.625% Notes"). Interest on the 8.625% Notes is payable on June 15 and December 15 each year. The cash was drawn down by and the debt is on the books of SIHL.

Fair Value

     Due to the interest rates and terms thereof, the carrying value of the long-term debt at December 31, 1997 and 1996 approximates its fair value.

NOTE 7 - SHAREHOLDER'S EQUITY

     SINA is authorized to issue 100 million shares of SINA Common Stock, 120,000 shares of Class B Stock and 10 million shares of preferred stock. As a result of the Merger, the only shares of SINA stock outstanding are 100 shares of SINA Common Stock, all of which are owned by SIHL.


NOTE 8 - RELATED PARTY TRANSACTIONS

License and Services Agreement

     In connection with the Merger, SINA and RIH entered into a license and services agreement (the "License and Services Agreement") with The Griffin Group, Inc. (the "Griffin Group"), a corporation controlled by Merv Griffin, Chairman of the Board of SINA until the Effective Date. The License and Services Agreement grants to the Company a non-exclusive license to use the name and likeness of Merv Griffin to advertise and promote the Company's resort properties as well as SIHL's other properties in Connecticut and The Bahamas (the "Casino Properties").
The Company also has the non-exclusive right to use certain shows and gaming concepts set forth therein and the non-exclusive right to services provided by Mr. Griffin as marketing consultant and as host, producer, presenter and featured performer in various shows to be presented at the Casino Properties.

     As compensation under the License and Services Agreement, at the Effective Date, the Company paid Griffin Group fees totaling $11 million for the license and services through September 16, 2001.

     The License and Service Agreement is to continue until September 16, 2001 and provides for earlier termination by either the Company or Griffin Group under certain circumstances. Upon any termination of the agreement, Griffin Group is entitled to retain all monies paid to it and is entitled to be paid all amounts owing to it as of the date of termination.

     Because of changes in the Company's marketing strategy, the significant reduction in Mr. Griffin's participation in activities related to the Company's business and uncertainties as to Mr. Griffin's providing future services to the Company, all prepaid fees under the License and Services Agreement were written off as having indeterminable future value in connection with restating the Company's assets and liabilities as of December 31, 1996.

Sale of Resorts Entertainment, Inc. ("REI")

     REI, a subsidiary of SINA that was known as Griffin Entertainment, Inc. until February 6, 1997, was formed in 1995 to pursue development and production activities in the television, live entertainment and motion picture industries. In March 1996, in order to enable the Company to concentrate its efforts on expansion of its core gaming business, the independent members of the Board of Directors of SINA accepted an offer from the Griffin Group to purchase the assets and ongoing operations of REI at a purchase price equal to the amount of the Company's expenditures on these assets and operations from their inception in September 1995 through the consummation of the transaction. There were no revenues offsetting these expenditures, which totaled approximately $340,000 through April 30, 1996, the effective date of the sale.

Other

     Effective May 1, 1995 Thomas E. Gallagher became President and Chief Executive Officer of SINA. Mr. Gallagher had been President and Chief Executive Officer of Griffin Group since April 1992. In connection with Mr. Gallagher's appointment as President and Chief Executive Officer of SINA, following review and approval by independent members of SINA's Board of Directors, SINA agreed to pay $300,000 per year for his services in this capacity. In 1995 such payments were made to Griffin Group where Mr. Gallagher remained President and Chief Executive Officer. Effective January 1, 1996, Mr. Gallagher was paid directly by SINA and the Company's payments to Griffin Group for his services ceased. In connection with the Merger, Mr. Gallagher resigned from all positions with the Company.

     The Company reimbursed Griffin Group $157,000 and $183,000 for charter air services related to Company business rendered in 1996 and 1995, respectively.

     In 1995 the Company entered into an agreement with Players Island Resort Casino Spa ("Players Island"), a subsidiary of Players International, Inc. ("Players"), to produce and present a stage show in the theater of Players Island in Mesquite, Nevada. The Company received $130,000 and $266,000 from Players Island under this agreement for services rendered during 1996 and 1995, respectively, which services resulted in a modest profit after expenses. Griffin Group owns in excess of 10% of the outstanding common stock of Players. Mr. Gallagher served as a member of the Board of Directors of Players during 1996 and 1995.

NOTE 11 - SHOWBOAT LEASE

     Prior to January 1998, the Company leased to a subsidiary ("ACS") of Showboat, Inc., a resort and casino operator, Showboat Land (included in land held for investment, development or resale in the accompanying Consolidated Balance Sheets). The lease payments were $9.0 million and $8.7 million for 1997 and 1996, respectively.

     As described in Note 6, the Company sold the Showboat Land and the Showboat Lease in January 1998.

NOTE 12 - RETIREMENT PLANS

     SINA and certain of its subsidiaries participate, and certain of SINA's former subsidiaries participated, in a defined contribution plan covering substantially all of their non-union employees. The Company makes contributions to this plan based on a percentage of eligible employee contributions. Total pension expense for this plan was $810,000, $725,000 and $652,000 in 1997, 1996 and 1995, respectively.

     In addition to the plan described above, union and certain other employees of RIH and certain former subsidiaries of SINA are covered by multi-employer defined benefit pension plans to which the subsidiaries make, or made, contributions. The Company's pension expense for these plans totaled $1,051,000, $1,051,000 and $881,000 in 1997, 1996 and
1995, respectively.

NOTE 13 - INCOME TAXES

     The Company recorded income tax provisions (benefits) as follows from continuing operations:

(In Thousands of Dollars)           1997        1996       1995


Current:
  Federal                          $3,726       $(77)     $ 350
  State                               614          -          -

                                    4,340        (77)       350
Deferred:
  Federal                               -         77       (350)
  State                                 -          -          -
                                        -         77       (350)
                                   $4,340       $  -     $    -



     In 1997, the Company also recorded $1,593,000 and $450,000 in current federal and state benefits, respectively resulting from an extraordinary loss.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


     The components of the deferred tax assets and liabilities at December 31 were as follows:

(In Thousands of Dollars)                     1997           1996


Deferred tax liabilities:
  Basis differences on land held for
   investment, development or resale         $ (50,600)   $ (54,300)
  Basis differences on property and
   equipment                                   (44,300)     (42,200)
  Other                                         (3,100)      (3,100)
    Total deferred tax liabilities             (98,000)     (99,600)

Deferred tax assets:
  NOL carryforwards                            215,400      197,500
  Book reserves not yet deductible
    for tax                                     18,400       26,300
  Basis differences on debt                      9,500       23,300
  Tax credit carryforwards                       1,000        1,000
  Other                                          5,300        7,800
    Total deferred tax assets                  249,600      255,900

  Valuation allowance for deferred
   tax assets                                 (197,600)    (202,300)
    Deferred tax assets, net of
     valuation allowance                        52,000       53,600

Net deferred tax liabilities                 $ (46,000)   $ (46,000)

     A valuation allowance has been recorded against the portion of those assets that the Company believes will more likely than not remain unrealized. If such deferred tax assets were to be realized, the corresponding reduction to the valuation allowance would reduce the carrying value of goodwill. During 1997, The Company realized such tax benefits aggregating $4.1 million.

     The effective income tax rate on earnings before extraordinary items varies from the statutory federal income tax rate as a result of the following factors:
                                   1997        1996       1995


Statutory federal income tax
 rate                              35.0%       35.0%      35.0%
State tax costs                    11.6%
NOLs and temporary differences
 for which no taxes were provided
 or benefits recognized               -       (44.7%)    (37.6%)
Nondeductible expenses, primarily
 amortization                      25.3%           -          -
Other                              10.3%        9.7%       2.6%
Effective tax rate                 82.2%        0.0%       0.0%










     For federal income tax purposes the Company had NOL carryforwards of approximately $615 million at December 31, 1997; however, due to the change of ownership of SINA in 1996, $566 million of these NOL carryforwards (the "Pre-Change NOLs") are limited in their availability to offset future taxable income of the Company. As a result of these limitations, approximately $11.3 million of Pre-Change NOLs will become available for use each year through the year 2008; an additional $8.4 million will be available in 2009. An additional $122 million of these Pre-Change NOLs would be available to offset gains on sales of assets owned at the date of change in ownership of the Company which are sold within five years of that date. The remaining Pre-Change NOLs are expected to expire unutilized.

     The restricted NOLs which the Company believes may become available to the Company for utilization in spite of the limitations expire as follows: $11 million in 2004, $125 million in 2005, $23 million in 2006, $31 million in 2007, $56 million in 2008, $1 million in 2009 and $8 million in 2011. The unrestricted NOLs which the Company believes may be used to offset future income expire as follows: $8 million in 2004, $3 million in 2005 and $50 million in 2012.

NOTE 14 - SUPPLEMENTAL CASH FLOW DISCLOSURES

     Interest paid, net of amounts capitalized, was $26.1 million, $24.4 million and $25.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. Income taxes refunded (paid) amounted to $87,000, $(244,000) and $(353,000) for the years ended December 31,
1997, 1996 and 1995, respectively. Non-cash investing and financing activities were as follows:

(In Thousands of Dollars)            1997        1996         1995

Increase (decrease) for valuation
 adjustments:
 Goodwill                          $ 6,950          -           -
 Land held for investment,
  development or resale            $(5,000)         -           -
 Accounts payable and accrued
  liabilities                      $ 1,950          -           -

Exchange of real estate in Atlantic
 City for reduction in CRDA
  obligation                       $ 2,200          -           -

Adjustments to consolidated
 net assets to reflect
 SIHL's investment in SINA
 (see Note 1)                            -    $166,781          -

Exchange of real estate in
 Atlantic City (at carrying
   value of property exchanged)          -           -     $1,501



NOTE 15 - COMMITMENTS AND CONTINGENCIES

CRDA Obligations

     The Casino Control Act, as amended, requires RIH to purchase bonds issued by the CRDA, or to make other investments authorized by the CRDA, in an amount equal to 1.25% of its gross gaming revenues, as defined. The CRDA bonds have interest rates ranging from 3.9% to 7.0% and have repayment terms of between 20 and 50 years.

     At December 31, 1997, RIH had $10.5 million face value of bonds issued by the CRDA and had $13.6 million on deposit with the CRDA.

     These bonds and deposits, net of an estimated discount to reflect the below-market interest rates payable on the bonds, are included in deferred charges and other assets in the accompanying Consolidated Balance Sheets.

Litigation

     SINA and certain of its subsidiaries are defendants in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

     A complaint was filed in December 1997, on behalf of a plaintiff and a purported class of Company shareholders against SIHL, the Company and various affiliates, certain directors and officers of SIHL and the Company. The complaint alleges that the Proxy Statement and Prospectus issued by SIHL and the Company in November 1996, in connection with the Merger, contained material misrepresentations or omissions concerning a license and services agreement entered into between the Company and The Griffin Group. The Company believes that the case is without merit and intends to vigorously defend its actions.

                                                              SCHEDULE II

                  SUN INTERNATIONAL NORTH AMERICA, INC.
                           VALUATION ACCOUNTS
                        (In Thousands of Dollars)

                                        Balance at   Additions                 Balance at
                                        beginning    charged to  Deductions    end of
                                        of period    expenses       (a)        period
For the year ended December 31, 1997:

Allowance for doubtful receivables:
  Gaming                                $3,626       $  836      $(1,451)      $3,011
  Other                                    132           (6)         (63)          63
                                        $3,758       $  830      $(1,514)      $3,074


For the year ended December 31, 1996:

Allowance for doubtful receivables:
  Gaming                                $3,519       $1,317      $(1,210)      $3,626
  Other                                     51          100          (19)         132
                                        $3,570       $1,417      $(1,229)      $3,758


For the year ended December 31, 1995:

Allowance for doubtful receivables:
  Gaming                                $3,819       $  902      $(1,202)      $3,519
  Other                                     82           23          (54)          51
                                        $3,901       $  925      $(1,256)      $3,570

(a)  Write-off of uncollectible accounts, net of recoveries.

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

(3)(a)(2)    Certificate of Amendment of Restated Certificate of
             Incorporation of SINA. (Incorporated by reference to Exhibit (3)(a)(2) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996, in File No. 1-
             4748).

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

(4)(b)(9) Form of Amended and Restated $125,000,000 RIH Promissory Note. (Incorporated by reference to Exhibit A to Exhibit
             (4)(b)(1) hereto.)

(4)(b)(10) Form of First Supplemental Indenture dated as of March 5, 1997, among RIHF, as issuer, RIH, as guarantor, and State Street Bank and Trust Company of Connecticut, National Association, as trustee, with respect to RIHF 11% Mortgage Notes due 2003. (Incorporated by reference to Exhibit
             (4)(b)(10) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996, in File No. 1-4748.)

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

(4)(c)(10) Form of First Supplemental Indenture dated as of March 5, 1997, between RIHF, as issuer, RIH, as guarantor, and U.S. Trust Company of California, N.A., as trustee, with respect to RIHF 11.375% Junior Mortgage Notes due 2004. (Incorporated by reference to Exhibit (4)(c)(10) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996, in File No. 1-4748.)

(4)(d) Indenture dated as of September 14, 1990, between the registrant and The Bank of New York, as trustee, with respect to registrant's First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000, with Exhibits as executed. (Incorporated by reference to Exhibit (4)(b) to registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1990, in File No. 1-4748.)

(4)(e)(1) Form of Purchase Agreement for $200,000,000 principal amount of 9% Senior Subordinated Notes due 2007 dated March 5, 1997, among SIHL and SINA, as issuers, Bear, Stearns & Co. Inc., Societe Generale Securities Corporation and Scotia Capital Markets (USA) Inc., as purchasers, and various subsidiaries of SIHL, including RIH and GGRI, as guarantors. (Incorporated by reference to Exhibit (4)(e)(1) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996, in File No. 1-4748.)

(4)(e)(2) Form of Indenture dated as of March 10, 1997, between SIHL and SINA, as issuers, various subsidiaries of SIHL, including RIH and GGRI, as guarantors, and The Bank of New York, as trustee, with respect to $200,000,000 principal amount of 9% Senior Subordinated Notes due 2007, and exhibits thereto. (Incorporated by reference to Exhibit
             (4)(e)(2) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996, in File No. 1-4748.)

(4)(e)(3) Form of Registration Rights Agreement dated as of March 5, 1997, by and among SIHL and SINA, as issuers, various subsidiaries of SIHL, including RIH and GGRI, as guarantors, and Bear, Stearns & Co. Inc., Societe Generale Securities Corporation and Scotia Capital Markets (USA) Inc., as purchasers. (Incorporated by reference to Exhibit
             (4)(e)(3) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996, in File No. 1-4748.)

(4)(e)(4) Form of Inter-Borrower Agreement dated as of March 10, 1997, between SIHL and SINA. (Incorporated by reference to Exhibit (4)(e)(4) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996, in File No. 1-4748.)

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

(10)(c)(2)* Amendment to Employment Agreement, dated December 3, 1992, between SINA and Matthew B. Kearney. (Incorporated by reference to Exhibit 10.24 to registrant's Form S-4
             Registration Statement in File No. 33-50733.)

(10)(c)(3)* Second Amendment to Employment Agreement, dated September 24, 1993, between SINA and Matthew B. Kearney.
             (Incorporated by reference to Exhibit 10.25 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

(10)(d)*     Non-Competition and Confidentiality Agreement dated
             December 16, 1996, among SINA, SIHL and Thomas E.
             Gallagher. (Incorporated by reference to Exhibit (10)(d) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996, in File No. 1-4748.)

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

(10)(i) Amended and Restated Partnership Agreement of Trading Cove Associates dated as of August 29, 1995, among Sun Cove Limited, RJH Development Corp., Leisure Resort Technology, Inc., Slavik Suites, Inc. and LMW Investments, Inc. (Incorporated by reference to Exhibit 10.7 of Registration Statement No. 33-80477 of the registrant on Form F-3.)

(27)(a) Financial data schedule for the year ended December 31, 1997.

(27)(b)      Restated financial data schedule for the year ended
             December 31, 1996.

_________________

*  Management contract or compensatory plan.

 Registrant agrees to file with the Securities and Exchange
Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

 (b)  Reports on Form 8-K

      No Current Reports on Form 8-K were filed during the fourth quarter of 1997. No amendments to previously filed Forms 8-K were filed during the fourth quarter of 1997.

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

                                    SUN INTERNATIONAL NORTH AMERICA, INC.
                                                (Registrant)


Date:  March 31, 1998               By /s/
                                    John R. Allison
                                    Executive Vice President - Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Howard B. Kerzner                     March 31, 1998
   Howard B. Kerzner
   Director


By /s/ Charles D. Adamo                      March 31, 1998
   Charles D. Adamo
   Director




                  SUN INTERNATIONAL NORTH AMERICA, INC.
                      Form 10-K for the fiscal year
                         ended December 31, 1997

                              EXHIBIT INDEX

                                               Reference to previous
Exhibit                                        filing or this
Number            Exhibit                      Form 10-K




(2)(a)       Agreement and Plan of             Incorporated by
             Merger, dated August 19,          reference to Exhibit
             1996, among SIHL, Sun Merger      (2)(a) to Registrant's
             Corp. and SINA.                   Form 8-K Current Report
                                               dated August 19, 1996,
                                               in File No. 1-4748.



(2)(b)       Amendment dated October 10,       Incorporated by
             1996 to the Agreement and         reference to Annex I to
             Plan of Merger among SIHL,        Registrant's Definitive
             Sun Merger Corp. and SINA.        Proxy Statement dated
                                               November 1, 1996 on
                                               Schedule 14A in File No.1-4748.



(2)(c)       Stockholder Agreement, dated      Incorporated by
             August 19, 1996, among SIHL       reference to Exhibit
             and the various Stockholders      (2)(b) to Registrant's
             of SINA set forth therein.        Form 8-K Current Report
                                               dated August 19, 1996,
                                               in File No. 1-4748.


(2)(d)       Amendment dated October 10,       Incorporated by
             1996 to the Stockholder           reference to Annex II to
             Agreement among SIHL and the      Registrants Definitive
             various Stockholders of SINA      Proxy Statement dated
             set forth therein.                November 1, 1996 on
                                               Schedule 14A in File No.1-4748.



(2)(e)       Stockholder Agreement, dated      Incorporated by
             August 19, 1996, between          reference to Exhibit
             SINA and SIIL.                    (2)(c) to Registrant's
                                               Form 8-K Current Report
                                               dated August 19, 1996,
                                               in File No. 4748.


(2)(f)       Amendment dated October 10,       Incorporated by
             1996 to the Stockholder           reference to Annex III
             Agreement between SINA and        to Registrant's
             SIIL.                             Definitive Proxy
                                               Statement dated November 1, 1996
                                               on Schedule 14A
                                               in File No. 1-4748.



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


(3)(a)(2)    Certificate of Amendment of       Incorporated by
             Restated Certificate of           reference to Exhibit
             Incorporation of SINA.            (3)(a)(2) to
                                               Registrant's Form 10-K
                                               Annual Report.


(3)(b)       Amended and Restated By-Laws      Incorporated by
             of SINA.                          reference to Exhibit
                                               (3)(b) to Registrant's
                                               Form 10-Q Quarterly
                                               Report for the quarter
                                               ended June 30, 1996, in
                                               File No. 1-4748.


(4)(a)       See Exhibits (3)(a)(1),
             (3)(a)(2) and (3)(b) as to
             the rights of holders of
             Registrant's common stock.


(4)(b)(1)    Form of Indenture among           Incorporated by
             RIHF, as issuer, RIH, as          reference to Exhibit
             guarantor, and State Street       4.04 to registrant=s
             Bank and Trust Company of         Form S-4 Registration
             Connecticut, National             Statement in File No.
             Association, as trustee,          33-50733.
             with respect to RIHF 11%
             Mortgage Notes due 2003.


(4)(b)(2)    Form of Mortgage between RIH      Incorporated by
             and Street Bank and Trust         reference to Exhibit
             Company of Connecticut,           4.22 to registrant=s
             National Association,             Form S-4 Registration
             securing Guaranty of RIHF         Statement in File No.
             Mortgage Notes.                   33-50733.


(4)(b)(3)    Form of Mortgage between RIH      Incorporated by
             and RIHF, securing RIH            reference to Exhibit
             Promissory Note.                  4.23 to registrant=s
                                               Form S-4 Registration
                                               Statement in File No.
                                               33-50733.


(4)(b)(4)    Form of Assignment of             Incorporated by
             Agreements made by RIHF, as       reference to Exhibit
             Assignor, to State Street         4.24 to registrant's
             Bank and Trust Company of         Form S-4 Registration
             Connecticut, National             Statement in File No.
             Association, as Assignee,         33-50733.
             regarding RIH Promissory
             Note.


(4)(b)(5)    Form of Assignment of Leases      Incorporated by
             and Rents made by RIH, as         reference to Exhibit
             Assignor, to RIHF, as             4.25 to registrant=s
             Assignee, regarding RIH           Form S-4 Registration
             Promissory Note.                  Statement in File No.
                                               33-50733.


(4)(b)(6)    Form of Assignment of Leases      Incorporated by
             and Rents made by RIH, as         reference to Exhibit
             Assignor, to State Street         4.26 to registrant=s
             Bank and Trust Company of         Form S-4 Registration
             Connecticut, National             Statement in File No.
             Association, as Assignee,         33-50733.
             regarding Guaranty of RIHF
             Mortgage Notes.


(4)(b)(7)    Form of Assignment of             Incorporated by
             Operating Assets made by          reference to Exhibit
             RIH, as Assignor, to State        4.28 to registrant=s
             Street Bank and Trust             Form S-4 Registration
             Company of Connecticut,           Statement in File No.
             National Association, as          33-50733.
             Assignee, regarding Guaranty
             of RIHF Mortgage Notes.


(4)(b)(8)    Form of Assignment of             Incorporated by
             Operating Assets made by          reference to Exhibit
             RIH, as Assignor, to RIHF,        4.34 to registrant's
             as Assignee, regarding RIH        Form S-4 Registration
             Promissory Note.                  Statement in File No.
                                               33-50733.


(4)(b)(9)    Form of Amended and Restated      Incorporated by
             $125,000,000 RIH Promissory       reference to Exhibit A
             Note.                             to Exhibit (4)(b)(1)
                                               hereto.


(4)(b)(10)   Form of First Supplemental        Incorporated by
             Indenture dated as of March       reference to Exhibit
             5, 1997, among RIHF, as           4.34 to registrant's
             issuer, RIH, as guarantor,        Form S-4 Statement in
             and State Street Bank and         File No. 33-50733.
             Trust Company of
             Connecticut, National
             Association, as trustee,
             with respect to RIHF 11%
             Mortgage Notes due 2003.


(4)(c)(1)    Form of Indenture between         Incorporated by
             RIHF, as issuer, RIH, as          reference to Exhibit
             guarantor, and U.S. Trust         4.05 to registrant's
             Company of California, N.A.,      Form S-4 Registration
             as trustee, with respect to       Statement in File No.
             RIHF 11.375% Junior Mortgage      33-50733.
             Notes due 2004.


(4)(c)(2)    Form of Mortgage between RIH      Incorporated by
             and U.S. Trust Company of         reference to Exhibit
             California, N.A., securing        4.29 to registrant's
             Guaranty of RIHF Junior           Form S-4 Registration
             Mortgage Notes.                   Statement in File No.
                                               33-50733.


(4)(c)(3)    Form of Mortgage between RIH      Incorporated by
             and RIHF, securing RIH            reference to Exhibit
             Junior Promissory Note.           4.30 to registrant's
                                               Form S-4 Registration
                                               Statement in File No.
                                               33-50733.


(4)(c)(4)    Form of Assignment of             Incorporated by
             Agreements made by RIHF, as       reference to Exhibit
             Assignor, to U.S. Trust           4.31 to registrant's
             Company of California, N.A.,      Form S-4 Registration
             as Assignee, regarding RIH        Statement in File No.
             Junior Promissory Note.           33-50733.


(4)(c)(5)    Form of Assignment of Leases      Incorporated by
             and Rents made by RIH, as         reference to Exhibit
             Assignor, to RIHF, as             4.32 to registrant's
             Assignee, regarding RIH           Form S-4 Registration
             Junior Promissory Note.           Statement in File No.
                                               33-50733.


(4)(c)(6)    Form of Assignment of Leases      Incorporated by
             and Rents made by RIH, as         reference to Exhibit
             Assignor, to U.S. Trust           4.33 to registrant's
             Company of California, N.A.,      Form S-4 Registration
             as Assignee, regarding            Statement in File No.
             Guaranty of RIHF Junior           33-50733.
             Mortgage Notes.


(4)(c)(7)    Form of Assignment of             Incorporated by
             Operating Assets made by          reference to Exhibit
             RIH, as Assignor, to U.S.         4.35 to registrant's
             Trust Company of California,      Form S-4 Registration
             N.A., as Assignee, regarding      Statement in File No.
             the Guaranty of the RIHF          33-50733.
             Junior Mortgage Notes.


(4)(c)(8)    Form of Assignment of             Incorporated by
             Operating Assets made by          reference to Exhibit
             RIH, as Assignor, to RIHF,        4.27 to registrant's
             as Assignee, regarding RIH        Form S-4 Registration
             Junior Promissory Note.           Statement in File No.
                                               33-50733.


(4)(c)(9)    Form of Amended and Restated      Incorporated by
             $35,000,000 RIH Junior            reference to Exhibit A
             Promissory Note.                  to Exhibit (4)(c)(1)
                                               hereto.


(4)(c)(10)   Form of First Supplemental        Incorporated by
             Indenture dated as of March       reference to Exhibit
             5, 1997, between RIHF, as         (4)(c)(10) to
             issuer, RIH, as guarantor,        Registrant's Form 10-K
             and U.S. Trust Company of         Annual Report for the
             California, N.A., as              fiscal year ended
             trustee, with respect to          December 31, 1996, in
             RIHF 11.375% Junior Mortgage      File No. 1-4748.
             Notes due 2004.


(4)(d)       Indenture dated as of             Incorporated by
             September 14, 1990, between       reference to Exhibit
             the registrant and The Bank       (4)(b) to registrant's
             of New York, as trustee,          Form 10-Q Quarterly
             with respect to registrant's      Report for the quarter
             First Mortgage Non-Recourse       ended September 30,
             Pass-Through Notes due June       1990, in File No.
             30, 2000, with Exhibits as        1-4748.
             executed.


(4)(e)(1)    Form of Purchase Agreement        Incorporated by
             for $200,000,000 principal        reference to Exhibit
             amount of 9% Senior               (4)(e)(1) to
             Subordinated Notes due 2007       Registrant's Form 10-K
             dated March 5, 1997, among        Annual Report for the
             SIHL and SINA, as issuers,        fiscal year ended
             Bear, Stearns & Co. Inc.,         December 31, 1996, in
             Societe Generale Securities       File No. 1-4748.
             Corporation and Scotia
             Capital Markets (USA) Inc.,
             as purchasers, and various
             subsidiaries of SIHL,
             including RIH and GGRI, as
             guarantors.


(4)(e)(2)    Form of Indenture dated as        Incorporated.by
             of March 10, 1997, between        reference to Exhibit
             SIHL and SINA, as issuers,        (4)(e)(2) to
             various subsidiaries of           Registrant's Form 10-K
             SIHL, including RIH and           Annual Report for the
             GGRI, as guarantors, and The      fiscal year ended
             Bank of New York, as              December 31, 1996, in
             trustee, with respect to          File No. 1-4748.
             $200,000,000 principal
             amount of 9% Senior
             Subordinated Notes due 2007,
             and exhibits thereto.


(4)(e)(3)    Form of Registration Rights       Incorporated by
             Agreement dated as of March       reference to Exhibit
             5, 1997, by and among SIHL        (4)(e)(3) to
             and SINA, as issuers,             Registrant's Form 10-K
             various subsidiaries of           Annual Report for the
             SIHL, including RIH and           fiscal year ended
             GGRI, as guarantors, and          December 31, 1996, in
             Bear, Stearns & Co. Inc.,         File No. 1-4748.
             Societe Generale Securities
             Corporation and Scotia
             Capital Markets (USA) Inc.,
             as purchasers.


(4)(e)(4)    Form of Inter-Borrower            Incorporated by
             Agreement dated as of March       reference to Exhibit
             10, 1997, between SIHL and        (4)(e)(4) to
             SINA.                             Registrant's Form 10-K
                                               Annual Report for the
                                               fiscal year ended
                                               December 31, 1996, in
                                               File No. 1-4748.


(10)(a)(1)   Lease Agreement, dated            Incorporated by
             October 26, 1983, between         reference to Exhibit
             the registrant and Ocean          (10)(c)(i) to
             Showboat, Inc.                    registrant's Form 10-K
                                               Annual Report for the
                                               fiscal year ended
                                               December 31, 1986, in
                                               File No. 1-4748.


(10)(a)(2)   First Amendment, dated            Incorporated by
             January 15, 1985, to Lease        reference to Exhibit
             Agreement, dated October 26,      (10)(a)(2) to
             1983, between the registrant      registrant's Form 10-K
             and Atlantic City Showboat,       Annual Report for the
             Inc. (assignee from               fiscal year ended
             affiliate - Ocean Showboat,       December 31, 1995, in
             Inc.).                            File No. 1-4748.


(10)(a)(3)   Second and Third Amendments,      Incorporated by
             dated July 5 and October 28,      reference to Exhibit
             1985, respectively, to Lease      (10)(c)(iii) to
             Agreement, dated October 26,      registrant's Form 10-K
             1983, between the registrant      Annual Report for the
             and Atlantic City Showboat,       fiscal year ended
             Inc.                              December 31, 1985, in
                                               File No. 1-4748.


(10)(a)(4)   Restated Third Amendment,         Incorporated by
             dated August 28, 1986, to         reference to Exhibit
             Lease Agreement, dated            (10)(c)(iv) to
             October 26, 1983, between         registrant's Form 10-K
             the registrant and Atlantic       Annual Report for the
             City Showboat, Inc.               fiscal year ended
                                               December 31, 1986, in
                                               File No. 1-4748.


(10)(a)(5)   Fourth Amendment, dated           Incorporated by
             December 16, 1986, to Lease       reference to Exhibit
             Agreement, dated October 26,      (10)(c)(v) to
             1983, between the registrant      registrant's Form 10-K
             and Atlantic City Showboat,       Annual Report for the
             Inc.                              fiscal year ended
                                               December 31, 1986, in
                                               File No. 1-4748.


(10)(a)(6)   Fifth Amendment, dated            Incorporated by
             February 1987, to Lease           reference to Exhibit
             Agreement, dated October 26,      (10)(c)(vi) to
             1983, between the registrant      registrant's Form 10-K
             and Atlantic City Showboat,       Annual Report for the
             Inc.                              fiscal year ended
                                               December 31, 1986, in
                                               File No. 1-4748.


(10)(a)(7)   Sixth Amendment, dated March      Incorporated by
             13, 1987, to Lease                reference to Exhibit
             Agreement, dated October 26,      (10)(c)(vii) to
             1983, between the registrant      registrant's Form 10-K
             and Atlantic City Showboat,       Annual Report for the
             Inc.                              fiscal year ended
                                               December 31, 1986, in
                                               File No. 1-4748.


(10)(a)(8)   Seventh Amendment, dated          Incorporated by
             October 18, 1988, to Lease        reference to Exhibit
             Agreement, dated October 26,      (10)(c)(viii) to
             1983, between the registrant      registrant's Form 10-K
             and Atlantic City Showboat,       Annual Report for the
             Inc.                              fiscal year ended
                                               December 31, 1988, in
                                               File No. 1-4748.


(10)(b)(1)   SINA Executive Health Plan.       Incorporated by
                                               reference to Exhibit
                                               (10)(c)(1) to
                                               registrant's Form 10-K
                                               Annual Report for the
                                               fiscal year ended
                                               December 31, 1992, in
                                               File No. 1-4748.


(10)(b)(2)   Resorts Retirement Savings        Incorporated by
             Plan.                             reference to Exhibit
                                               (10)(c)(2) to
                                               registrant's Form 10-K
                                               Annual Report for the
                                               fiscal year ended
                                               December 31, 1991, in
                                               File No. 1-4748.


(10)(c)(1)   Employment Agreement, dated       Incorporated by
             May 3, 1991, between SINA         reference to Exhibit
             and Matthew B. Kearney.           (10)(d)(3) to
                                               registrant's Form 10-K
                                               Annual Report for the
                                               fiscal year ended
                                               December 31, 1991, in
                                               File No. 1-4748.


(10)(c)(2)   Amendment to Employment           Incorporated by
             Agreement, dated December 3,      reference to Exhibit
             1992, between SINA and            10.24 to registrant's
             Matthew B. Kearney.               Form S-4 Registration
                                               Statement in File No.
                                               33-50733.


(10)(c)(3)   Second Amendment to               Incorporated by
             Employment Agreement, dated       reference to Exhibit
             September 24, 1993, between       10.25 to registrant's
             SINA and Matthew B.               Form S-4 Registration
             Kearney.                          Statement in File No.
                                               33-50733.


(10)(d)      Non-Competition and               Incorporated by
             Confidentiality Agreement         reference to Exhibit
             dated December 16, 1996,          (10)(c)(2) to
             among SINA, SIHL and Thomas       Registrant's Form 10-K
             E. Gallagher.                     Annual Report for the
                                               fiscal year ended
                                               December 31, 1996, in
                                               File No. 1-4748.


(10)(e)(1)   License and Services              Incorporated by
             Agreement, dated as of            reference to Exhibit
             September 17, 1992, among         10.34(a) to registrant's
             Griffin Group, SINA and RIH.      Form S-4 Registration
                                               Statement in File No.
                                               33-50733.



(10)(e)(2)   Form of Amendment to License      Incorporated by
             and Services Agreement,           reference to Exhibit
             dated as of September 17,         10.34(b) to registrant's
             1992, among Griffin Group,        Form S-4 Registration
             SINA and RIH.                     Statement in File No.
                                               33-50733.


(10)(e)(3)   Form of License and Services      Incorporated by
             Agreement among Griffin           reference to Annex VI to
             Group, SINA and RIH.              registrant's Definitive
                                               Proxy Statement dated
                                               November 1, 1996 on
                                               Schedule 14A in File No.1-4748.




(10)(f)      Litigation Trust Agreement,       Incorporated by
             dated as of September 17,         reference to Exhibit
             1990, among SINA, Resorts         1.46 to Exhibit 35 to
             International Financing,          the Form 8 Amendment
             Inc., Griffin Resorts             dated November 16, 1990,
             Holding Inc. and Griffin          to registrant's Form 8-K
             Resorts Inc. (now GGRI,           Current Report dated
             Inc.).                            August 30, 1990, in File
                                               No. 1-4748


(10)(g)      Form of Intercreditor             Incorporated by
             Agreement by and among RIHF,      reference to Exhibit
             RIH, SINA, GGRI, Inc., State      10.64 to registrant's
             Street Bank and Trust             Form S-4 Registration
             Company of Connecticut,           Statement in File No.
             National Association, U.S.        33-50733.
             Trust Company of California,
             N.A. and any lenders which
             provide additional
             facilities.


(10)(h)      Form of Nominee Agreement         Incorporated by
             between RIHF and RIH.             reference to Exhibit
                                               10.57 to Form S-1
                                               Registration Statement
                                               in File No. 33-53371.



(10)(i)      Amended and Restated              Incorporated by
             Partnership Agreement of          reference to Exhibit
             Trading Cove Associates           10.7 of Registration
             dated as of August 29, 1995,      Statement No. 33-80477
             among Sun Cove Limited, RJH       of the Registrant on
             Development Corp., Leisure        Form F-3.
             Resort Technology, Inc.,
             Slavik Suites, Inc. and LMW
             Investments, Inc.

(27)(a)      Financial data schedule.          Filed herewith.

(27)(b)      Restated financial data           Filed herewith.
             schedule for the year ended
             12/31/96.