Form 10-Q
period 1998-03-31
SUN INTERNATIONAL NORTH AMERICA INC
filed 1998-05-14
CIK 83394

Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

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


                             - continued -

               Exhibit Index is presented on page 14

                       Total number of pages 23


Number of shares outstanding of registrant's common stock as of March 31, 1998: 100, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

                 SUN INTERNATIONAL NORTH AMERICA, INC.
                               FORM 10-Q
                                 INDEX


                                                         Page Number

Part I.  Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets
               at March 31, 1998 and
               December 31, 1997                                4

              Consolidated Statements of
               Operations for the Quarters
               Ended March 31, 1998 and 1997                    5

              Consolidated Statements of
               Cash Flows for the Quarters
               Ended March 31, 1998 and 1997                    6

              Notes to Consolidated
               Financial Statements                             7

Item 2.      Management's Discussion and
              Analysis of Financial
              Condition and Results of
              Operations                                        9

Part II.  Other Information

Item 1.      Legal Proceedings                                 12

Item 6.      Exhibits and Reports on
              Form 8-K                                         12





PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

         SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
               (In Thousands of Dollars, except par value)


                                       March 31,       December 31,
                                         1998             1997
                                      (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents             $ 39,605        $ 46,912
  Restricted cash equivalents                139           3,902
  Receivables, less allowance for
   doubtful accounts of $3,318
   and $3,074                              7,508           8,691
  Inventories                              1,566           1,730
  Prepaid expenses                         1,805           1,961
    Total current assets                  50,623          63,196

Land held for investment,
 development or resale                    47,750         155,368
Property and equipment, net of
 accumulated depreciation of $14,413
 and $11,630                             253,275         249,166
Deferred charges and other assets, net    21,703          21,536
Due from affiliates                        9,429           4,528
Goodwill, net of accumulated
 amortization                            100,747         101,410
                                        $483,527        $595,204

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt  $  2,104        $    282
  Accounts payable and accrued
   liabilities                            39,952          46,677
    Total current liabilities             42,056          46,959

Long-term debt, net of unamortized
 discounts                               206,734         311,258
Deferred income taxes                     46,000          46,000

Shareholder's equity:
  Common stock - $.01 par value                -               -
  Capital in excess of par               193,008         193,008
  Accumulated deficit                     (4,271)         (2,021)
                                         188,737         190,987
                                        $483,527        $595,204

See notes to consolidated financial statements.

         SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands of Dollars)
                               (Unaudited)

                                            Quarter Ended
                                              March 31,
                                         1998           1997

Revenues:
  Casino                               $ 59,741      $ 59,447
  Rooms                                   2,942         2,964
  Food and beverage                       6,315         6,273
  Other casino/hotel revenues             2,780         1,957
                                         71,778        70,641
  Less promotional allowances            (6,494)       (5,475)
  Net casino and resort revenues         65,284        65,166
  Tour operations                         3,425         4,512
  Management fees                           935             -
  Real estate related                       754         2,201
                                         70,398        71,879
Expenses:
  Casino                                 37,815        37,423
  Rooms                                     928           871
  Food and beverage                       3,770         3,633
  Other casino/hotel operating
   expense                                7,727         9,037
  Tour operations                         3,144         4,182
  Selling, general and
   administrative                        11,106         8,356
  Depreciation and amortization           3,557         3,302
                                         68,047        66,804

Operating income                          2,351         5,075

Other income (expenses):
  Interest income                         2,096           630
  Interest expense, net                  (6,403)       (6,387)
Loss before income taxes and
 extraordinary item                      (1,956)         (682)
Income tax expense                         (294)            -
Loss before extraordinary item           (2,250)         (682)
Extraordinary item-loss on
 extinguishment of debt (net
 of income tax benefit of $2,043)             -        (2,957)
Net loss                               $ (2,250)     $ (3,639)




See notes to consolidated financial statements.

          SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)
                                (Unaudited)

                                                         Quarter Ended
                                                           March 31,
                                                       1998         1997

Cash flows from operating activities:
  Reconciliation of net loss to net
   cash used in operating activities:
    Net loss                                        $  (2,250)    $ (3,639)
    Extraordinary item                                      -        2,957
    Depreciation and amortization                       3,878        3,152
    Provision for doubtful receivables                    230          178
    Provision for discount on CRDA
     obligations, net                                     144          342
    Net change in working capital accounts:
      Receivables                                         953          317
      Inventories and prepaid expenses                    320          274
      Accounts payable and accrued liabilities         (6,699)      (5,455)
      Net cash used in operating activities            (3,424)      (1,874)

Cash flows from investing activities:
  Payments for construction capital expenditures       (2,918)           -
  Payments for operating capital expenditures            (138)        (700)
  Acquisition of other fixed assets                    (2,382)      (7,633)
  Proceeds received from the sale of land             110,000            -
  Payments of merger costs                               (100)      (2,378)
  CRDA deposits and bond purchases                       (673)        (730)
  Repayments to affiliates                             (4,943)         (32)
    Net cash provided by (used in) investing
     activities                                        98,846      (11,473)

Cash flows from financing activities:
  Proceeds from issuance of debt                            -      199,084
  Repayment of debt                                  (106,492)    (153,865)
  Payments to secure borrowings                             -       (4,479)
  Cash and equivalents of contributed subsidiary            -        1,159
   Net cash provided by (used in) financing
    activities                                       (106,492)      41,899

Net increase (decrease) in cash and
 cash equivalents                                     (11,070)      28,552
Cash and cash equivalents at beginning
 of period                                             50,814       33,805
Cash and cash equivalents at end of period          $  39,744     $ 62,357



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

     While the accompanying interim financial information is unaudited, management of the Company believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the SINA 1997 Form 10-K. The results of operations for the three month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

     The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1997 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 40 through 54 of the SINA 1997 Form 10-K.

B.   Reverse Repurchase Agreements:

     Cash equivalents at March 31, 1998 included $21.8 million of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with Prudential Securities, Inc. under which the Company had not taken delivery of the underlying securities. These agreements matured during the first week of April 1998.

C.     Management Fees:

       Effective January 1, 1998, the Company entered into an agreement to provide management services to certain affiliated companies.

D.     Sale of Showboat Land and Redemption of Showboat Notes:

       Prior to January 1998, the Company leased (the "Showboat Lease") 10 acres of land (the "Showboat Land") to a subsidiary of Showboat, Inc., a resort and casino operator. Lease payments received pursuant to the Showboat Lease were passed through to the holders of the Company's $105.3 million First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000 (the "Showboat Notes"). On January 29, 1998, the Company sold the Showboat Land for proceeds of $110.0 million. The majority of the proceeds were used to redeem the Showboat Notes effective February 28, 1998.


E.     Statements of Cash Flows:

       Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                     Quarter Ended
                                                        March 31,
(In Thousands of Dollars)                         1998           1997


Interest paid, net of amounts capitalized        $14,720       $11,888

Income taxes paid (refunded), net                    213          (142)

Noncash investing and financing
 activities:

  Increase due to contributed subsidiary:
  Assets                                               -         6,097
  Liabilities                                          -         5,729
  Shareholder's equity                                 -           368

  Increase in liabilities
   for additions to other assets                      74            17


F.   Reclassifications

     Certain reclassifications have been made to the 1997 balances to conform with the current year presentation.

G.   Commitments and Contingencies:

     Casino Reinvestment Development Authority ("CRDA")

     The New Jersey Casino Control Act, as amended, requires SINA to purchase bonds issued by the CRDA, or to make other investments authorized by the CRDA, in an amount equal to 1.25% of its gross gaming revenues, as defined. The CRDA bonds have interest rates ranging from 3.9% to 7.0% and have repayment terms of between 20 and 50 years.

     At March 31, 1998, SINA had $10.5 million face value of bonds issued by the CRDA and had $14.3 million on deposit with the CRDA.

     These bonds and deposits, net of an estimated discount to reflect the below-market interest rates payable on the bonds, are included in deferred charges and other assets in the accompanying Consolidated Balance Sheets.

     Litigation

     SINA and certain of its subsidiaries are defendants in certain litigation. Except for items disclosed in the 1997 SINA 10-K, in the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Liquidity

     At March 31, 1998 the Company's working capital amounted to $8.6 million including unrestricted cash and equivalents of $39.6 million. A portion of the unrestricted cash and equivalents is required for day-to-day operations of the Resorts Casino Hotel, including approximately $15.0 million of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as additional cash balances necessary to meet current working capital needs.

     In January 1998, the Company sold the land under the Showboat Casino Hotel in Atlantic City for proceeds of $110.0 million. The majority of the proceeds were used to redeem the $105.3 million Showboat Notes, effective February 28, 1998.

Capital Expenditures and Resources

     Previously announced plans to redevelop the Resorts Casino Hotel have been revised and will be limited to the renovation of the existing 500-room hotel tower as well as completing modest enhancements to the public areas. It is anticipated that the cost of this renovation will be approximately $15.0 million and that the work will be completed by the summer of 1999. Although the Company is evaluating the possibility of developing a larger project on its undeveloped real estate in Atlantic City, the planning of any future expansion is still in the preliminary stages and the scope and timing of such development is uncertain.

     Management believes that existing cash balances, available borrowing facilities and operating cash flows will provide the Company with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements with respect to current operations for at least the next twelve months.

RESULTS OF OPERATIONS - First Quarter 1998 Compared to 1997

Revenues

     Casino and Resort Revenues

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

     Gaming revenues were $59.7 million for the three months ended March 31, 1998, an increase of $300,000 or 0.5% from gaming revenues of $59.4 million for the comparable period in 1997. This increase in gaming revenues consisted of an increase in slot revenues with a reduction in table game revenues.

     Slot revenues were $42.7 million for the three months ended March 31, 1998, an increase of 6.8% from $40.0 million for the comparable period in 1997. This increase was due to an increase in slot handle (dollar amounts wagered) by 3.1% to $470.8 million for the three months ended March 31, 1998 from $456.6 million for the comparable period in 1997. Management is continuing the process of upgrading its slot product. In 1997, Resorts completed an upgrade of 35% of its $0.25 denomination slot product to include more popular machines. During the first quarter of 1998, Resorts added 66 new machines, replacing older, less popular ones. The new machines include 40 highly themed slots, which can be replaced at no cost with new product if customer demand should change.

     Table games revenues were $16.4 million for the three months ended March 31, 1998, a decrease of $1.6 million or 8.9% from $18.0 million for the comparable period in 1997. This decrease was due to a combination of a reduction in table games drop (the dollar amount of chips purchased) by 3.7% to $106.0 million for the three months ended March 31, 1998 from $110.1 million for the comparable period in 1997, and a reduction in hold percentage (ratio of casino win to total amount of chips purchased) of 0.8 percentage points to 15.5% for the three months ended March 31, 1998 from 16.3% for the comparable period in 1997.

     Poker, Simulcast and Keno revenues were $628,000 for the three months ended March 31, 1998, a decrease of $772,000 or 55.1% from $1.4 million for the comparable period in 1997. Management significantly reduced the hours of operations for these gaming activities because of unfavorable returns, and by March 1998 eliminated both poker and keno.

     Other revenues were $12.1 million for the three months ended March 31, 1998, an increase of $900,000 or 8.0% from other revenues of $11.2 million for the comparable period of 1997. Other revenues include revenues from rooms, food and beverage, and miscellaneous items. The increase is primarily attributable to a $800,000 or 72.7% increase in entertainment revenues to $1.9 million for the three months ended March 31, 1998 from $1.1 million for the comparable period in 1997.

     Tour Operations

     Through a wholly owned subsidiary, the Company operates as a tour operator and wholesaler of tour packages and provides reservations services, which includes services to affiliated properties in The Bahamas. Mild weather in the US northeast during the quarter resulted in lower customer volumes and reduced revenues.


     Real Estate Related

     Real estate related revenues consisted of lease receipts related to the land under the Showboat Casino Hotel. As the Company sold this land effective January 28, 1998, only one month's rent was included in the first quarter of 1998.

Expenses

     Casino and Resort Expenses

     Gaming costs and expenses were $37.8 million for the three months ended March 31, 1998, a decrease of $400,000 or 1.0% from expenses of $37.4 million for the comparable period in 1997. This represents costs and expenses associated with table games, slot operations, win tax, and promotional items and services provided to patrons. The decrease is primarily due to management's continuing cost reductions associated with discontinuing marketing to segments that did not provide incremental profit.

     Tour Operations

     The reduced tour operation expenses reflect the reduced volume of business during the quarter.

     Selling General and Administrative

     Selling, general and administrative costs were $11.1 million for the three months ended March 31, 1998, an increase of $2.7 million from expenses of $8.4 million for the comparable period in 1997. The increase was due primarily to the inclusion of the costs of certain management personnel which were included in an affiliated but unconsolidated company during the first quarter of 1997, as well as the opening in January 1998 of a marketing and public relations office in New York.

Interest Income

     Interest income increased $1.5 million for the first quarter of 1998 compared to the first quarter of 1997. Average invested balances were higher partially due to $110.0 million proceeds from the sale of the land under the Showboat Casino which were received at the end of January 1998. These funds were not used to repay the Showboat Notes until the end of February.

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

PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

     The following is an update of the status of certain litigation which was previously described in "Item 3. Legal Proceedings" of the SINA 1997 Form 10-K.

US District Court Action - SINA v. Lowenschuss

     On March 26, 1998, the US District Court for the District of New Jersey reversed the US Bankruptcy Court's decision and $3.8 million judgment in favor of the Company and remanded the case to the US Bankruptcy Court for disposition consistent with the US District Court's opinion. The Company has filed an appeal with the US Court of Appeals. No amounts have been reflected in the financial statements pending resolution of this matter.

Item 6.  Exhibits and Reports on Form 8-K

a.     Exhibits

       The following Part I exhibits are filed herewith:

       Exhibit
       Number                       Exhibit

       (10)(j) Services Agreement between Sun International North America, Inc. and Sun International Hotels Limited dated as of January 1, 1998.

       (27)(a)    Financial data schedule as of March 31, 1998.

       (27)(b)    Restated financial data schedule as of March 31, 1997.

b.   Reports on Form 8-K

     No Current Report on Form 8-K was filed by SINA covering an event during the first quarter of 1998. No amendments to previously filed Forms 8-K were filed during the first quarter of 1998.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SUN INTERNATIONAL NORTH AMERICA, INC.
                                                   (Registrant)




                                       s/s John Allison
                                       John Allison
                                       Executive Vice President - Finance
                                       (Authorized Officer of Registrant
                                        and Chief Financial Officer)


Date: May 14, 1998

                     SUN INTERNATIONAL NORTH AMERICA, INC.

                      Form 10-Q for the quarterly period
                            ended March 31, 1998


                               EXHIBIT INDEX


Exhibit
Number           Exhibit                      Page Number in Form 10-Q

(10)(j)        Services Agreement Between
               Sun International North
               America, Inc. and Sun
               International Hotels Limited
               dated as of January 1, 1998.   Page 15

(27)(a)        Financial data schedule
               as of March 31, 1998.          Page 22

(27)(b)        Restated financial data
               schedule as of March 31,
               1997                           Page 23