Form 10-Q
period 1998-06-30
SUN INTERNATIONAL NORTH AMERICA INC
filed 1998-08-13
CIK 83394

Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

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


                             - continued -

               Exhibit Index is presented on page 16

                      Total number of pages 18


Number of shares outstanding of registrant's common stock as of June 30, 1998: 100, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

                 SUN INTERNATIONAL NORTH AMERICA, INC.
                               FORM 10-Q
                                 INDEX


Page Number

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets
          at June 30, 1998 and
          December 31, 1997                                            4

         Consolidated Statements of
          Operations for the Three Months
          and Six Months Ended June 30,
          1998 and 1997                                                5

         Consolidated Statements of
          Cash Flows for the Six Months
          Ended June 30, 1998 and 1997                                 6

         Notes to Consolidated
          Financial Statements                                         7

Item 2.  Management's Discussion and
          Analysis of Financial
          Condition and Results of
          Operations                                                   9

Part II. Other Information

Item 6.  Exhibits and Reports on
          Form 8-K                                                    14





PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

         SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
               (In Thousands of Dollars, except par value)


                                       June 30,      December 31,
                                        1998            1997
                                     (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents            $ 22,224       $ 46,912
  Restricted cash equivalents                98          3,902
  Receivables, less allowance for
   doubtful accounts of $2,663
   and $3,074                             7,322          8,691
  Inventories                             1,547          1,730
  Prepaid expenses                        3,205          1,961
  Due from affiliates                    22,277          4,528
                                         56,673         67,724

Land held for investment,
 development or resale                   51,797        155,368
Property and equipment, net of
 accumulated depreciation of $17,400
 and $11,630                            254,093        249,166
Deferred charges and other assets, net   22,114         21,536

Goodwill, net                           100,084        101,410
                                       $484,761       $595,204

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt $  1,779       $    282
  Accounts payable and accrued
   liabilities                           41,640         46,677
                                         43,419         46,959

Long-term debt, net of current
 maturities                             206,553        311,258

Deferred income taxes                    45,065         46,000

Shareholder's equity:
  Common stock - $.01 par value               -              -
  Capital in excess of par              193,008        193,008
  Accumulated deficit                    (3,284)        (2,021)
                                        189,724        190,987
                                       $484,761       $595,204

See notes to consolidated financial statements.
         SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands of Dollars)
                               (Unaudited)

                              Three Months Ended   Six Months Ended
                                   June 30,            June 30,
                                 1998      1997     1998      1997
 Revenues:
  Casino                       $59,257   $64,917  $118,998  $124,364
  Rooms                          4,064     4,254     7,006     7,218
  Food and beverage              6,625     6,904    12,940    13,177
  Other casino/hotel             2,535     2,562     5,315     4,519
                                72,481    78,637   144,259   149,278
  Less promotional allowances   (6,946)   (7,070)  (13,440)  (12,545)
    Net casino and resort
     revenues                   65,535    71,567   130,819   136,733
  Tour operations                3,591     3,913     7,016     8,425
  Management fees                  935         -     1,870         -
  Real estate related                -     2,262       754     4,463
                                70,061    77,742   140,459   149,621
Expenses:
  Casino                        37,164    39,722    74,979    77,145
  Rooms                            780       802     1,708     1,673
  Food and beverage              4,029     4,158     7,799     7,791
  Other casino/hotel             7,648     7,754    15,375    16,791
  Tour operations                3,311     3,530     6,455     7,712
  Selling, general and
   administrative                8,343    10,472    19,449    18,828
  Depreciation and amortization  3,774     3,356     7,331     6,658
                                65,049    69,794   133,096   136,598

Operating income                 5,012     7,948     7,363    13,023

Other income (expense):
  Interest income                  556     1,005     2,652     1,635
  Interest expense, net         (4,875)   (7,068)  (11,278)  (13,455)
  Other                              -       314         -       314

Earnings (loss) before income
 taxes and extraordinary item      693     2,199    (1,263)    1,517
Income tax benefit (expense)       294    (1,055)        -    (1,055)
Earnings (loss) before
 extraordinary item                987     1,144    (1,263)      462
Extraordinary item-loss on
 extinguishment of debt (net of
 income tax benefit of $2,043)       -         -         -    (2,957)
Net earnings (loss)            $   987   $ 1,144  $ (1,263) $ (2,495)

See notes to consolidated financial statements.
          SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)
                                (Unaudited)


                                              Six Months Ended June 30,
                                                1998           1997

Cash flows from operating activities:
  Reconciliation of net loss to net
   cash provided by operating activities:
    Net loss                                  $ (1,263)     $ (2,495)
    Extraordinary loss on extinguishment of
     debt, net of income tax benefit                 -         2,957
    Depreciation and amortization                7,724         7,645
    Provision for doubtful receivables             305           540
    Provision for discount on CRDA
     obligations, net of amortization              288           707
    Gain on asset disposition                        -          (314)
    Net change in working capital accounts      (5,329)       (2,606)
     Net cash provided by operating activities   1,725         6,434

Cash flows from investing activities:
  Payments for operating capital expenditures   (6,865)       (1,832)
  Acquisition of other fixed assets             (6,429)       (8,866)
  Proceeds from the sale of land               110,000         7,435
  Payments for expenses of merger                 (711)       (6,902)
  CRDA deposits and bond purchases              (1,420)       (1,480)
  Advances from (repayments to) affiliates     (17,791)        8,610
    Net cash provided by (used in) investing
     activities                                 76,784        (3,035)

Cash flows from financing activities:
  Proceeds from issuance of debt                     -       199,084
  Debt issue costs                                   -        (5,802)
  Purchase of long-term debt                         -      (153,712)
  Repayment of debt                           (107,001)         (316)
  Subsidiary cash and equivalents at date of
   contribution                                      -         1,159
    Net cash provided by (used in)
     financing activities                     (107,001)       40,413

Net increase (decrease)in cash and cash
 equivalents                                   (28,492)       43,812
Cash and cash equivalents at beginning of
 period                                         50,814        33,805
Cash and cash equivalents at end of period    $ 22,322      $ 77,617

See notes to consolidated financial statements.

          SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   General:

     The accompanying consolidated interim financial statements, which are unaudited, include the operations of Sun International North America, Inc. ("SINA") and its subsidiaries. SINA was known as Griffin Gaming & Entertainment, Inc. ("GGE") until February 6, 1997. "SINA" is used herein to refer to the corporation both before and after its name change. The term "Company" as used herein includes SINA and its subsidiaries. SINA is a wholly owned subsidiary of Sun International Hotels Limited ("SIHL").

     While the accompanying interim financial information is unaudited, management of the Company believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the SINA 1997 Form 10-K. The results of operations for the three month and six month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

     The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1997 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 40 through 54 of the SINA 1997 Form 10-K.

B.   Reverse Repurchase Agreements:

     Cash equivalents at June 30, 1998 included $8.1 million of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with Prudential Securities, Inc. under which the Company had not taken delivery of the underlying securities. These agreements matured during the first week of July 1998.

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


E.   Statements of Cash Flows:

     Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                   Six Months Ended
                                                        June 30,
(In Thousands of Dollars)                         1998           1997


Interest paid                                    $14,851       $11,976

Income taxes paid (refunded), net                  1,198          (142)

Noncash investing and financing
 activities:

  Increase due to contributed subsidiary:
  Assets                                                         6,097
  Liabilities                                                    5,729
  Shareholder's equity                                             368

  Increase in liabilities
   for additions to other assets                      71            74


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

     At June 30, 1998, SINA had $10.5 million face value of bonds issued by the CRDA and had $15.0 million on deposit with the CRDA.

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


     It has come to the Company's attention that a complaint was filed in December 1997, on behalf of a plaintiff and a purported class of GGE shareholders against SIHL, GGE and various affiliates, directors and officers of SIHL and GGE. The complaint alleges that the Proxy Statement and Prospectus issued by SIHL and GGE in November 1996, in connection with their merger, was false and misleading with regard to statements made about a License and Services Agreement entered into between GGE and The Griffin Group. The Company believes that the case is without merit and intends to vigorously defend its actions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Liquidity

     At June 30, 1998 the Company's working capital amounted to $13.3 million which included unrestricted cash and equivalents of $22.2 million. Unrestricted cash is required for day-to-day operations of the Resorts Casino Hotel, including approximately $15.0 million of currency and coin on hand which amount varies by days of the week, holidays and seasons.

     At June 30, 1998 the Company had advanced a net $22.3 million to affiliated companies. Such amounts are payable on demand by the Company.

     In January 1998, the Company sold the land under the Showboat Casino Hotel in Atlantic City for proceeds of $110.0 million. The majority of the proceeds were used to redeem the $105.3 million Showboat Notes, effective February 28, 1998.

     Capital Expenditures and Resources

     Previously announced plans to redevelop the Resorts Casino Hotel have been revised and will be limited to the renovation of the existing 500-room hotel tower as well as completing modest enhancements to the public areas. It is anticipated that the cost of this renovation will be approximately $20.0 million and that the work will be completed by the summer of 1999. Although the Company is evaluating the possibility of developing a larger project on its undeveloped real estate in Atlantic City, the planning of any future expansion is still in the preliminary stages and the scope and timing of such development is uncertain.

     Management believes that existing cash balances, available borrowing facilities and operating cash flows will provide the Company with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements with respect to current operations for at least the next twelve months. In addition, the Company may request reimbursement of amounts advanced to affiliated companies.








RESULTS OF OPERATIONS - Three Months and Six Months Ended June 30, 1998 Compared to 1997

Revenues

     Casino and Resort Revenues

     Three Months Ended June 30

     Gaming revenues were $59.3 million for the three months ended June 30, 1998, a decrease of $5.6 million or 8.7% from gaming revenues of $64.9 million for the comparable period in 1997. This decrease in gaming revenues consisted of decreases in slot revenues and in table games revenues.

     Slot revenues were $44.4 million for the quarter in 1998, a decrease of $1.4 million or 3.1% from $45.8 million for the comparable quarter in 1997. This decrease was due to a decrease in slot handle (dollar amounts wagered) by $42.0 million or 8.2% to $469.6 million. Management is continuing the process of upgrading its slot product. During the month of June 1998, the gaming floor was reconfigured to improve efficiency and add additional slot machines. The net affect of the change was an addition of 60 slot machines and a loss of 4 table games. As a result of the reconfiguration of table games and changes made in the high-end slot lounge, approximately 130 new slot machines were added during the quarter, replacing older, less popular ones. These new machines can be replaced at no cost with new product if customer demand should change.

     Table game revenues were $14.4 million for the quarter in 1998, a decrease of $3.3 million or 18.6% from $17.7 million for the comparable period in 1997. This decrease was due to a combination of a reduction in table games drop (the dollar amount of chips purchased) by $9.1 million or 8.0% to $104.5 million for the quarter in 1998 and a reduction in hold percentage (ratio of casino win to total amount of chips purchased) of 1.9 percentage points to 13.7%.

     Simulcast revenues were $0.5 million for the quarter in 1998, a decrease of $0.2 million or 25.0% from $0.7 for the comparable period in 1997.

     There were no poker or keno revenues for the quarter in 1998. In March 1998, management elected to eliminate both poker and keno as a result of less than desired operating results and low customer demand.

     Other resort revenues were $13.2 million for the quarter in 1998, a decrease of $500,000 or 3.6% from other revenues of $13.7 million for the comparable period of 1997. Other revenues include revenues from rooms, food and beverage, and miscellaneous items. The decrease is primarily attributable to a $300,000 or 4.3% decrease in food and beverage revenues to $6.6 million from $6.9 million for the comparable period in 1997. This decrease is primarily due to a decrease in food covers of 34,000 to 479,000 covers from 513,000 covers for the comparable period of 1997.

     Six Months Ended June 30

     Gaming revenues were $119.0 million for the six months ended June 30, 1998, a decrease of $5.4 million or 4.3% from gaming revenues of $124.4 million for the comparable period in 1997. This decrease in gaming revenues consisted of a reduction in table games revenues with an increase in slot revenues.

     Slot revenues were $87.1 million for the first half of 1998, an increase of $1.3 million or 1.5% from $85.8 million for the comparable period in 1997. This increase was due to an increase in slot hold percentage (ratio of casino win to total amount of chips purchased) by 0.4 percentage points to 9.3%. Management is continuing the process of upgrading its slot product. During the month of June 1998, the gaming floor was reconfigured to improve efficiency and add additional slot machines. The net affect of the change was an addition of 60 slot machines and a loss of 4 table games. As a result of the reconfiguration of table games and changes made in the high-end slot lounge, approximately 200 new slot machines were added in the first half of the year, replacing older, less popular ones. These new machines can be replaced at no cost with new product if customer demand should change.

     Table games revenues were $30.7 million for the first half of 1998, a decrease of $4.9 million or 13.8% from $35.6 million for the comparable period in 1997. This decrease was due to a combination of a reduction in table games drop by $13.3 million or 5.9% to $210.5 million and a reduction in hold percentage of 1.3 percentage points to 14.6%.

     Simulcast revenues were $1.0 million for the first half of 1998, a decrease of $400,000 or 28.6% from $1.4 million for the comparable period in 1997.

     Poker and keno revenues were $134,000 for the first half of 1998 as compared to $1.6 million for the comparable period in 1997. In March 1998, management elected to eliminate both poker and keno as a result of less than desired operating results and low customer demand.

     Other resort revenues were $25.3 million for the first half of 1998, an increase of $400,000 or 1.6% from other revenues of $24.9 million for the comparable period of 1997. Other revenues include revenues from rooms, food and beverage, and miscellaneous items. The increase is primarily attributable to a $700,000 or 25.9% increase in total entertainment revenues to $3.4 million for the first half of 1998.

     Tour Operations

     Through a wholly owned subsidiary, the Company operates as a tour operator and wholesaler of tour packages and provides reservations services, which includes services to affiliated properties in The Bahamas. Revenues were lower in the second quarter and the first half of 1998 as reduced advertising resulted in lower call volumes. The first half of 1998 was also adversely impacted by mild weather in the US northeast during the first quarter of the year which also resulted in lower customer volumes and reduced revenues.

     Management Fees

     Effective January 1, 1998, the Company entered into an agreement to provide management services to certain affiliated companies. Management fees are earned based upon the level of services provided to such affiliates.

     Real Estate Related

     Real estate related revenues consisted of lease receipts related to the land under the Showboat Casino Hotel. As the Company sold this land effective January 28, 1998, only one month's rent was included in the first half of 1998.

Expenses

     Casino and Resort Expenses

     Gaming costs and expenses were $37.2 million for the three months ended June 30, 1998, a decrease of $2.5 million or 6.3% from expenses of $39.7 million for the comparable period in 1997. For the six month period ended June 30, 1998 gaming costs and expenses were $75.0 million, a decrease of $2.1 million or 2.7% from expenses of $77.1 million for the comparable period last year. This represents costs and expenses associated with table games, slot operations, win contribution expense, and promotional items and services provided to patrons. The decrease in both periods is primarily due to management's continuing cost reductions associated with discontinued marketing segments that did not provide incremental profit.


     Tour Operations

     The reduced tour operation expenses reflect the reduced volume of business during the quarter and the half year.

     Selling General and Administrative

     Selling, general and administrative costs were $2.1 million lower in the second quarter of 1998 as compared to 1997. The decrease was primarily due to management's continuing policy of cost containment and maintenance of operating costs in accordance with volume. This favorable variance was partially offset by the opening in January 1998 of a marketing and public relations office in New York. For the six month period in 1998, costs increased by $621,000 as compared with the prior year as the costs savings at the operating property were offset by the costs associated with the New York office.

     Interest Expense

     Interest expense is lower in the second quarter and first half of 1998 due primarily to the repayment of the Showboat Notes.

Year 2000 Issues

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


PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.     Exhibits

The following Part I exhibits are filed herewith:

Exhibit
Number                       Exhibit

(27)(a)          Financial data schedule as of June 30, 1998.

(27)(b)          Restated financial data schedule as of December 31, 1997.

b. Reports on Form 8-K

     No Current Report on Form 8-K was filed by SINA covering an event during the second quarter of 1998. No amendments to previously filed Forms 8-K were filed during the second quarter of 1998.


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


                                SUN INTERNATIONAL NORTH AMERICA, INC.
                                            (Registrant)




                                /s/ John Allison
                                John Allison
                                Executive Vice President - Finance
                                (Authorized Officer of Registrant
                                 and Chief Financial Officer)


Date: August 13, 1998

                      SUN INTERNATIONAL NORTH AMERICA, INC.

                       Form 10-Q for the quarterly period
                              ended June 30, 1998


                                 EXHIBIT INDEX


Exhibit
Number          Exhibit                      Page Number in Form 10-Q

(27)(a)         Financial data schedule             Page 17
                as of June 30, 1998.

(27)(b)         Restated financial data             Page 18
                schedule as of December 31,
                1997.