Form 10-Q
period 1998-09-30
SUN INTERNATIONAL NORTH AMERICA INC
filed 1998-11-13
CIK 83394

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

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

                                                  Yes  X  No


                            - continued -

                      Total number of pages 15

Number of shares outstanding of registrant's common stock as of September 30, 1998: 100, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.

The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

                SUN INTERNATIONAL NORTH AMERICA, INC.
                              FORM 10-Q
                                INDEX

                                             Page Number

Part I.  Financial Information

Item 1.   Financial Statements

               Consolidated Balance Sheets
                at September 30, 1998 and
                December 31, 1997                  4

               Consolidated Statements of
                Operations for the Quarter
                and Three Quarters Ended
                September 30, 1998 and 1997        5

               Consolidated Statements of
                Cash Flows for the Three
                Quarters Ended September 30,
                1998 and 1997                      6

               Notes to Consolidated
                Financial Statements               7

Item 2.   Management's Discussion and
           Analysis of Financial
           Condition and Results of
           Operations                              9

Part II.  Other Information

Item 6.   Exhibits and Reports on
           Form 8-K                               13

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

        SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
             (In Thousands of Dollars, except par value)
                                   September 30,   December 31,
                                        1998           1997
                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents            $ 23,015       $ 46,912
  Restricted cash equivalents                96          3,902
  Receivables, less allowance for
   doubtful accounts of $2,584
   and $3,074                             7,774          8,691
  Inventories                             1,651          1,730
  Prepaid expenses                        2,556          1,961
  Due from affiliates                    14,836          4,528
                                         49,928         67,724
Land held for investment,
 development or resale                   54,061        155,368
Property and equipment, net of
 accumulated depreciation of $20,638
 and $11,630                            256,512        249,166
Deferred charges and other assets, net   22,587         21,536
Goodwill, net                            97,967        101,410
                                       $481,055       $595,204

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt $  2,707       $    282
  Accounts payable and accrued
   liabilities                           34,743         46,677
                                         37,450         46,959

Long-term debt, net of current
 maturities                             206,240        311,258

Deferred income taxes                    43,111         46,000

Shareholder's equity:
  Common stock - $.01 par value               -              -
  Capital in excess of par              193,008        193,008
  Retained earnings (accumulated
   deficit)                               1,246         (2,021)
                                        194,254        190,987
                                       $481,055       $595,204

See notes to consolidated financial statements.

        SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands of Dollars)
                             (Unaudited)
                             Quarter Ended      Three Quarters Ended
                             September 30,           September 30,
                              1998     1997        1998       1997
 Revenues:
  Casino                    $63,324  $66,607    $182,322  $190,971
  Rooms                       5,307    5,458      12,313    12,676
  Food and beverage           7,514    7,640      20,454    20,817
  Other casino/hotel          3,657    3,786       8,972     8,305
                             79,802   83,491     224,061   232,769
  Less promotional
   allowances                (8,662)  (9,088)    (22,102)  (21,633)
    Net casino and resort
     revenues                71,140   74,403     201,959   211,136
  Tour operations             3,274    3,688      10,290    12,113
  Management fees             1,950        -       3,820         -
  Real estate related             -    2,261         754     6,724
  Other income                    -    2,609           -     2,609

                             76,364   82,961     216,823   232,582
Expenses:
  Casino                     37,312   40,536     112,291   117,681
  Rooms                         850      600       2,558     2,273
  Food and beverage           4,712    4,315      12,511    12,106
  Other operating             7,879    7,835      23,254    24,626
  Tour operations             3,018    3,465       9,473    11,177
  Selling, general and
   administrative             9,571    7,429      29,020    26,257
  Depreciation and
   amortization               4,095    3,674      11,426    10,332
                             67,437   67,854     200,533   204,452

Operating income              8,927   15,107      16,290    28,130


Other income (expense):
  Interest income               491    1,024       3,143     2,659
  Interest expense           (4,888)  (7,138)    (16,166)  (20,593)
  Other                           -        -           -       314

Earnings before income taxes
 and extraordinary item       4,530    8,993       3,267    10,510
Income tax expense                -   (4,345)          -    (5,400)
Earnings before
 extraordinary item           4,530    4,648       3,267     5,110
Extraordinary item-loss on
 extinguishment of debt (net of
 income tax benefit of $2,043)    -        -           -    (2,957)
Net earnings                $ 4,530  $ 4,648    $  3,267  $  2,153

See notes to consolidated financial statements.

          SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)
                                (Unaudited)

                                               Three Quarters Ended
                                                   September 30,
                                                1998           1997
Cash flows from operating activities:
  Reconciliation of net earnings to net
   cash provided by operating activities:
    Net earnings                              $  3,267      $  2,153
    Extraordinary loss on extinguishment of
     debt, net of income tax benefit                 -         2,957
    Depreciation and amortization               11,864        10,618
    Utilization of tax benefits acquired in
     merger                                          -         5,152
    Provision for doubtful receivables             535           730
    Provision for discount on CRDA obligations,
     net of amortization                           444           901
    Gain on asset disposition                        -          (314)
    Net change in working capital accounts     (12,914)       (8,786)
     Net cash provided by operating activities   3,196         13,411

Cash flows from investing activities:
  Payments for capital expenditures            (19,938)       (25,364)
  Proceeds from the sale of land               110,000          7,435
  Payments for expense of merger                  (745)        (7,465)
  CRDA deposits and bond purchases              (2,164)        (2,286)
  Advances to affiliates                       (10,350)        (2,418)
    Net cash provided by (used in) investing
     activities                                 76,803        (30,098)

Cash flows from financing activities:
  Proceeds from issuance of debt                     -        199,084
  Payments to secure borrowings                      -         (6,460)
  Repayment of debt                           (107,702)      (154,190)
  Subsidiary cash and equivalents at date of
   contribution                                      -          1,159
     Net cash provided by (used in)
      financing activities                    (107,702)        39,593

Net increase (decrease) in cash and cash
 equivalents                                   (27,703)        22,906
Cash and cash equivalents at beginning of
 period                                         50,814         33,805
Cash and cash equivalents at end of period    $ 23,111       $ 56,711

See notes to consolidated financial statements.

          SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. General:

     The accompanying consolidated interim financial statements, which are unaudited, include the operations of Sun International North America, Inc. ("SINA") and its subsidiaries. The term "Company" as used herein includes SINA and its subsidiaries SINA was known as Griffin Gaming & Entertainment, Inc. ("GGE") until February 6, 1997. "SINA" is used herein to refer to the corporation both before and after its name change. SINA is a wholly owned subsidiary of Sun International Hotels Limited ("SIHL").

     While the accompanying interim financial information is unaudited, management of the Company believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the SINA 1997 Form 10-K. The results of operations for the three-month and nine-month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

     The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1997 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 40 through 54 of the SINA 1997 Form 10-K.

B. Reverse Repurchase Agreements:

     Cash equivalents at September 30, 1998 included $8.0 million of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which the Company had not taken delivery of the underlying securities. These agreements matured during the first week of October 1998.

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

E.  Statements of Cash Flows:

      Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                 Three Quarters Ended
                                                    September 30,
(In Thousands of Dollars)                        1998         1997


Interest paid                                     $24,228      $26,061

Income taxes paid (refunded), net                   1,753         (129)

Noncash investing and financing
 activities:

  Increase due to contributed subsidiary:
  Assets                                                -       14,018
  Liabilities                                           -       14,010
  Shareholder's equity                                  -            8

  Increase in liabilities
   for additions to other assets                      118          103

_____________________________________________________________________

F. Commitments and Contingencies:

     Casino Reinvestment Development Authority ("CRDA")

     The New Jersey Casino Control Act, as amended, requires SINA to purchase bonds issued by the CRDA, or to make other investments authorized by the CRDA, in an amount equal to 1.25% of its gross gaming revenues, as defined. The CRDA bonds have interest rates ranging from 3.9% to 7.0% and have repayment terms of between 20 and 50 years.

     At September 30, 1998, SINA had $10.5 million face value of bonds issued by the CRDA and had $15.5 million on deposit with the CRDA.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Liquidity

     At September 30, 1998 the Company's working capital amounted to $12.5 million which included unrestricted cash and equivalents of $23.0 million. Unrestricted cash is required for day-to-day operations of the Resorts Casino Hotel, including approximately $15.0 million of currency and coin on hand which amount varies by days of the week, holidays and seasons.

     At September 30, 1998 the Company had advanced a net $14.8 million to affiliated companies. Such amounts are payable on demand by the Company.

     In January 1998, the Company sold the land under the Showboat Casino Hotel in Atlantic City for proceeds of $110.0 million. The majority of the proceeds were used to redeem the $105.3 million Showboat Notes, effective February 28, 1998.

Capital Expenditures and Resources

     As previously announced, the Company is planning to renovate the existing 500-room hotel tower as well as completing modest enhancements to the public areas. Although the Company is evaluating the possibility of developing a larger project on its undeveloped real estate in Atlantic City, the planning of any future expansion is still in the preliminary stages and the scope and timing of such development is uncertain.

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

RESULTS OF OPERATIONS - Quarter and Three Quarters Ended September 1998 Compared to 1997

Revenues

     Casino and Resort Revenues

     Third Quarter

     Gaming revenues were $63.3 million and $66.6 million for the quarters ended September 30, 1998 and 1997, respectively. This decrease of $3.3 million or 5.0% from the comparable period in 1997 consisted of decreases in slot revenues, table games revenues and simulcast revenues.

     Slot revenues were $46.1 million for the quarter ended September 30, 1998, a decrease of $500,000 or 1.1% from 1997. This decrease was due to a decrease in slot handle (dollar amounts wagered) of $45.9 million or 8.6% to

$487.6 million for the quarter ended September 30, 1998, as compared to 1997. Management is continuing the process of upgrading its slot product. During the month of July 1998, Resorts entered into an agreement to lease 41 new slot machines, replacing older, less popular ones, which can be replaced at no cost with new product if customer demand should change. The primary focus of the new slot product was in Resorts' $0.25 denomination machines.
Resorts' slot handle for $0.25 denomination machines was $251.8 million for the quarter ended September 30, 1998 compared to $239.9 million in 1997.

     Table games revenues were $16.6 million for the quarter ended September 30, 1998, a decrease of $2.0 million or 10.8% from 1997. This decrease was due to a reduction in table games drop (the dollar amount of chips purchased) of $22.7 million or 17.6% to $106.4 million for the quarter ended September 30, 1998 from 1997.

     Simulcast revenues were $588,000 for the quarter ended September 30, 1998, a decrease of $86,000 or 12.8% from 1997.

     There were no poker or keno revenues for the quarter ended September 30, 1998. In March 1998, management elected to eliminate both poker and keno as a result of less-than-desired operating results and customer demand. Poker and Keno revenues in the third quarter of 1997 totaled $730,000.

     Other revenues were $16.5 million for the quarter ended September 30, 1998, a decrease of $400,000 or 2.4% from 1997. Other revenues include revenues from rooms, food and beverage, and miscellaneous items. The decrease is primarily attributable to a $100,000 or 1.6% decrease in food and beverage revenues to $7.5 million for the quarter ended September 30, 1998 from the comparable period in 1997. The decrease is primarily due to a decrease in complimentary items given to patrons. Also contributing to the decrease is a decrease in rooms revenue due to a $2.34 or 2.5% decrease in the average room rate from 1997.

     Three Quarters

     Gaming revenues were $182.3 million for the three quarters ended September 30, 1998, a decrease of $8.6 million or 4.5% from gaming revenues of $191.0 million in 1997. This decrease in gaming revenues consisted of a reduction in table games revenues partially offset by an increase in slot revenues.

     Slot revenues were $133.3 million for the three quarters ended September 30, 1998, an increase of $900,000 or 0.7% from 1997. This increase was due to an increase in slot hold percentage (ratio of casino win to total amount of chips purchased) by 0.5 percentage points to 9.3%. Management is continuing the process of upgrading its slot product. Throughout the year, Resorts reconfigured the gaming floor to improve efficiency and add additional slot machines. In June 1998, 60 slot machines were added and 4 table games were removed. In July 1998, Resorts entered into an agreement to lease 41 new slot machines. As a result of these changes, Resorts has added approximately 238 new slot machines, replacing older, less popular ones, which can be replaced at no cost with new product if customer demand should change. The primary focus of the new slot product was in Resorts' $0.25 denomination machines. Resorts' slot handle for $0.25 denomination machines was $731.6 million for the three quarters ended September 30, 1998 compared to $635.0 million in 1997.

     Table games revenues were $47.3 million for the three quarters ended September 30, 1998, a decrease of $6.9 million or 12.7% from 1997. This decrease was due to a combination of a reduction in table games drop by $35.9 million or 10.2% to $316.9 million for the three quarters ended September 30, 1998, and a reduction in hold percentage (ratio of casino win to total amount of chips purchased) of 0.5 percentage points to 14.9% for the three quarters ended September 30, 1998.

     Simulcast revenues were $1.6 million for the three quarters ended September 30, 1998, a decrease of $400,000 or 20.0% from 1997.

     Poker and Keno revenues were $134,000 for the three quarters ended September 30, 1998, a decrease of $2,166,000 from $2.3 million for the comparable period in 1997. In March 1998, management elected to eliminate both poker and keno as a result of less-than-desired operating results and customer demand.

     Other revenues were $41.7 million for the nine months ended September 30, 1998, a decrease of $100,000 or 0.2% from other revenues of $41.8 million in 1997. Other revenues include revenues from rooms, food and beverage, and miscellaneous items.

     Tour Operations

     Through a wholly owned subsidiary, the Company operates as a tour operator and wholesaler of tour packages and provides reservations services, which includes services to affiliated properties in The Bahamas. Revenues were lower in the third quarter of 1998 as Hurricane Georges negatively impacted call volumes. The first three quarters of 1998 were also adversely impacted by mild weather in the US northeast during the first quarter of the year which resulted in lower customer volumes and reduced revenues.

     Management Fees

     Effective January 1, 1998, the Company entered into an agreement to provide management services to certain affiliated companies. Management fees are earned based upon the level of services provided to such affiliates.

     Real Estate Related

     Real estate related revenues consisted of lease receipts related to the land under the Showboat Casino Hotel. As the Company sold this land effective January 28, 1998, only one month's rent was included in the first three quarters of 1998.

     Other Income

     These revenues in 1997 represent priority payments from an affiliated partnership to repay capital contributions.

Expenses

     Casino and Resort Expenses

     Gaming costs and expenses were $37.3 million and $40.5 million for the quarter ended September 30, 1998 and 1997, respectively, a decrease of $3.2 million or 8.0%.

     Gaming costs and expenses were $112.3 million and $117.7 million for the three quarters ended September 30, 1998 and 1997, respectively, a decrease of $5.5 million or 4.6%.

     The decrease in both these periods represents costs and expenses associated with table games, slot operations and promotional items and was primarily due to management's continuing cost reductions associated with discontinued marketing segments that did not provide incremental profit.

     Tour Operations

     The reduced tour operation expenses reflect the reduced volume of business during the periods presented.

     Selling General and Administrative

     Selling, general and administrative costs were higher in the third quarter and first three quarters of 1998 as compared to 1997 by $2.1 million and $2.8 million, respectively. The unfavorable variance in both periods was mainly due to the opening in January 1998 of a marketing and public relations office in New York. In the three quarters ended September 30, 1998 these increased costs were partially offset by cost savings at the operating property.

     Interest Expense

     Interest expense is lower in the periods presented due primarily to the repayment of the Showboat Notes.

Year 2000 Issues

     The Company is currently working to resolve the potential impact of the year 2000 on its information processing systems. The year 2000 issue relates to the ability of the systems to properly distinguish between the years 1900 and 2000. Based on preliminary information, the cost of addressing potential problems is not anticipated to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner and has hired an outside consultant to assist in this matter.

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

PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.     Exhibits

The following Part I exhibits are filed herewith:

Exhibit
Number                       Exhibit

(27)     Financial data schedule as of September 30, 1998.

b. Reports on Form 8-K

     No Current Report on Form 8-K was filed by SINA covering an event during the third quarter of 1998. No amendments to previously filed Forms 8-K were filed during the third quarter of 1998.

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


                               SUN INTERNATIONAL NORTH AMERICA, INC.
                                          (Registrant)




                               /s/ John Allison
                               John Allison
                               Executive Vice President - Finance
                               (Authorized Officer of Registrant
                               and Chief Financial Officer)


Date: November 13, 1998

                        SUN INTERNATIONAL NORTH AMERICA, INC.

                         Form 10-Q for the quarterly period
                             ended September 30, 1998


                                    EXHIBIT INDEX


Exhibit
Number          Exhibit                      Page Number in Form 10-Q

(27)            Financial data schedule      Page 16
                as of September 30, 1998.