Form 10-K
period 1998-12-31
SUN INTERNATIONAL NORTH AMERICA INC
filed 1999-03-31
CIK 83394

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None




                              - continued -

                        Total Number of Pages 91.

           Exhibit Index is presented on pages 60 through 64.

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

                               Yes      X         No

As of February 28, 1999, there were 100 shares of the registrant's common stock outstanding, all of which were owned by one shareholder. Accordingly there is no current market for any of such shares.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by that General Instruction.

                                 PART I


ITEM 1. BUSINESS

 (a)  General Development of Business

    Sun International North America, Inc. ("SINA") is a holding company which, through its indirect wholly owned subsidiary, Resorts International Hotel, Inc. ("RIH"), is engaged in the ownership and operation of Resorts Casino Hotel in Atlantic City, New Jersey. SINA also provides management services to certain affiliated companies and owns a tour operator which wholesales tour packages and provides reservation services. SINA was known as Resorts International, Inc. until June 30, 1995, and as Griffin Gaming & Entertainment, Inc. from June 30, 1995 until February 6, 1997. "SINA" is used herein to refer to the corporation for all periods. SINA was incorporated in Delaware in 1958. Unless stated otherwise, the term "Company" as used herein includes SINA and its consolidated subsidiaries.

    On December 16, 1996, SINA became a wholly owned subsidiary of Sun International Hotels Limited ("SIHL"), a corporation organized and existing under the laws of the Commonwealth of The Bahamas.

    In Atlantic City, the Company owns and operates the Resorts Casino Hotel, which has approximately 660 guest rooms, a 68,000 square foot casino, an 8,000 square foot simulcast pari-mutuel betting area and related facilities, located on the Boardwalk.

    Casino operations in Atlantic City are conducted under a casino license which is subject to periodic review and renewal by action of the New Jersey Casino Control Commission (the "Casino Control Commission"). The Company's current license was renewed in January 1996 through January 31, 2000. See "Regulation and Gaming Taxes and Fees" under "Narrative Description of Business" below.

    Approximately 10 acres of Boardwalk property previously owned by the Company was sold to Atlantic City Showboat, Inc. ("ACS") in January 1998. Prior to its sale, the property was leased to ACS under a 99-year net lease (the "Showboat Lease"). All lease payments received under the Showboat Lease directly and completely serviced the Company's interest obligations under the Company's First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000 (the "Showboat Notes"). See "Narrative Description of Business - Showboat Lease" below. The Company also owns other real estate in the Atlantic City area, most of which is vacant land.

     Effective January 1, 1997, SIHL contributed the capital stock of Sun International Resorts, Inc. ("Sun Resorts"), a wholly owned subsidiary of SIHL, to SINA. Sun Resorts, along with its subsidiaries, is a tour operator and wholesaler of tour packages and provides reservation services. In addition, Sun Resorts provides certain support services for SIHL's operations in The Bahamas.

    Effective July 1, 1997, SIHL contributed the capital stock of Sun Cove Limited, ("Sun Cove"), a wholly owned subsidiary of SIHL, to SINA. Sun Cove has a 50% interest in Trading Cove Associates ("TCA"), a Connecticut general partnership which holds a management agreement (the "Management Agreement") with the Mohegan Tribal Gaming Authority relating to the development and management of a casino resort and entertainment complex in the town of Uncasville, Connecticut (the "Mohegan Sun Casino"). The Management Agreement provides that TCA is entitled to receive between 30% and 40% of the net profits, as defined, of the Mohegan Sun Casino. TCA is obligated to pay certain amounts to its partners or their affiliates, as priority payments from its management fee income for services provided. These amounts are paid as TCA receives sufficient management fees to meet the priority distributions.

    In February 1998, the Mohegan Tribe of Indians of Connecticut (the "Tribe") announced that it had appointed TCA to develop its proposed approximate $750 million expansion of the Mohegan Sun Casino. In addition, TCA and the Tribe agreed that effective January 1, 2000, TCA will turn over management of the Mohegan Sun Resort complex, (which comprises the existing operations and the proposed expansion), to the Tribe. In exchange for relinquishing its rights under its existing agreements, beginning January 1, 2000, TCA will receive annual payments of five percent of the gross revenues of the Mohegan Sun Resort complex for a 15-year period. Until January 1, 2000, there will be no change in TCA's existing agreements with the Tribe.

    In early 1998, SINA opened a corporate marketing, retail and public relations office in New York City.

    As a result of these transactions, SINA is a holding company through which SIHL owns and operates its properties and investments in the United States and provides certain support services for SIHL.

    (b)  Financial Information about Industry Segments

     Not applicable

    (c)  Narrative Description of Business

     ATLANTIC CITY

Gaming Facilities

    The Resorts Casino Hotel in Atlantic City, New Jersey, has a 68,000-square foot casino and a simulcast pari-mutuel betting facility of approximately 8,000 square feet. At December 31, 1998, these gaming areas contained approximately 76 table games that consisted of 42 blackjack tables, eight roulette tables, seven craps tables, and 19 other specialty games that included Caribbean Stud, Baccarat, Let It Ride, Three-card Poker, Pai Gow Poker, Big Six, and Pai Gow. There were also 2,190 slot machines and five betting windows and four customer-operated terminals for simulcast pari-mutuel betting. Management of Resorts Casino Hotel continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. As new games have been approved by the Casino Control Commission, management has integrated such games into its casino operations to the extent it deems appropriate.

    Casino gaming in Atlantic City is highly competitive and is strictly regulated under the New Jersey Casino Control Act and regulations promulgated thereunder (the "Casino Control Act"), which affect virtually all aspects of RIH's casino operations. See "Competition" and "Regulation and Gaming Taxes and Fees" below.

Resort and Hotel Facilities

    The Resorts Casino Hotel commenced operations in May 1978 and was the first casino/hotel opened in Atlantic City. This was accomplished by the conversion of the former Haddon Hall Hotel, a classic hotel structure originally built in the early 1900's, into a casino/hotel. It is situated on approximately seven acres of land with approximately 310 feet of Boardwalk frontage overlooking the Atlantic Ocean. The Resorts Casino Hotel consists of two hotel towers, the 15-story East Tower and the 9-story North Tower. In addition to the casino facilities described above, the casino/hotel complex includes approximately 660 guest rooms and suites, the 1,400-seat Superstar Theater, seven restaurants, a VIP slot and table player lounge, an indoor swimming pool, a health club and retail stores. The complex also has approximately 50,000 square feet of convention facilities, including eight large meeting rooms and a 16,000 square foot ballroom.

    RIH owns a garage that is connected to the Resorts Casino Hotel by a covered walkway. This garage is used for patrons' self parking and accommodates approximately 700 vehicles. In October 1996 and August 1997, RIH purchased additional adjacent properties consisting of approximately 3.5 acres which were previously leased, and which provide parking for approximately 350 cars. In June 1995, SINA acquired approximately 4.4 acres adjoining the Resorts Casino Hotel which acreage currently provides additional uncovered self-parking for approximately 130 cars and valet parking for approximately 415 cars. This acreage was previously leased by RIH.

    Consistent with industry practice, RIH reserves a portion of its hotel rooms and suites as complimentary accommodations for high-level casino wagerers. For 1998, 1997 and 1996 the average occupancy rates, including complimentary rooms, which were primarily provided to casino patrons, were 90%, 91% and 93%, respectively. The average occupancy rate and weighted average daily room rate, excluding complimentary rooms, were 36% and $71, respectively, for 1998. This compares with 41% and $62, respectively, for 1997, and 50% and $54, respectively, for 1996.

Entertainment

    Resorts Casino Hotel offers headline entertainment as part of its strategy to attract high-level and other patrons. Resorts Casino Hotel has entered into exclusive contracts with entertainers to perform at Resorts Casino Hotel including the following who are scheduled for 1999:
Tony Orlando, Debbie Reynolds, Neil Sedaka, Diahann Carroll, and Wayne Newton. Resorts Casino Hotel currently offers headline entertainment on a Wednesday-through-Monday schedule and has plans to continue this schedule throughout 1999.

Player Development/Casino Hosts/Junkets

    RIH employs junket representatives, player development representatives, and Asian marketing representatives to promote Resorts Casino Hotel to prospective gaming patrons. RIH currently employs junket representatives in New Jersey, New York, Maryland, and other states around the country. RIH also employs player development representatives and Asian marketing representatives who work out of Resorts Casino Hotel. Resorts Casino Hotel has casino hosts who assist patrons on the casino floor, make room and dinner reservations and provide general assistance. They also encourage Star Card membership (the player identification card) sign-ups in order to increase Resorts Casino Hotel's marketing base.

Promotional Activities

    The Star Card constitutes a key element in Resorts Casino Hotel's direct marketing program. Slot machine players are encouraged to register for and utilize their personalized Star Card to earn various complementaries based upon their level of play. The Star Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. These computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced.

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

Capital Improvements

    In 1998, RIH's capital expenditures at Resorts Casino Hotel included the acquisition of 137 slot machines and computer equipment.
An additional 191 slot machines were acquired through a capital lease. During 1997, RIH enhanced the Resorts Casino Hotel through the construction of additional parking and various improvements to the public areas. Other capital expenditures in 1997 included the purchase of 494 slot machines and computer equipment. In 1996, capital expenditures included computer system upgrades, the purchase of 147 slot machines (replacements for older models) and other capital maintenance projects. RIH is in the process of a significant renovation to the existing property, which is discussed below under "Expansion Plans."


Expansion Plans

    Management is in the process of renovating the Resorts Casino Hotel. The project includes plans to renovate the casino area, the exterior of the building, and existing guestrooms; the development of new restaurants and lounge areas; and the enhancement of public spaces. The development is expected to cost approximately $50 million and be completed by June 30, 1999, subject to regulatory and other approvals. As of December 31, 1998, RIH had spent $13.1 million on the renovation.

New Convention Center and Casino/Hotel Expansions

    In May 1997, the State of New Jersey opened a new convention center. The new convention center has 500,000 square feet of continuous exhibit space, and an additional 109,000 square feet of meeting rooms, making it the largest center from Atlanta to Boston.

    The convention center is part of a broader plan that includes expansion of the Atlantic City International Airport, a new 500-room convention hotel, which opened in November 1997, and the transformation of the main entryway into Atlantic City into a new corridor. In 1997, this new corridor, which links the new convention center and hotel with the Boardwalk, was completed. In all, six blocks were transformed into an expansive park with extensive landscaping, night-time lighting, and a large fountain and pool with an 86-foot lighthouse. Officials have commented upon the need for improved commercial air service into Atlantic City as a factor in the success of the convention center. See further discussion under "Transportation Facilities" below.

    It is believed that additional hotel rooms are necessary to support the convention center as well as to allow Atlantic City to become a competitive destination resort. In November 1997, the new 500-room convention hotel opened. To further spur construction of new hotel rooms and renovation of substandard hotel rooms into deluxe accommodations, a total of $175 million has been set aside by the Casino Reinvestment Development Authority (the "CRDA"), a public authority, to aid in financing such projects. To date, the CRDA has authorized financing in the amount of $105 million which has resulted in the construction of approximately 2,680 new hotel rooms and has reserved funding in the amount of $70 million to four casinos, including Resorts Casino Hotel, for the construction up to 3,770 additional hotel rooms. RIH's share of the funding reserved by the CRDA is $27.3 million to construct up to 1,500 rooms. Also, Mirage Resorts, Inc. ("Mirage"), a Las Vegas, Nevada casino/hotel company, has been selected to be the developer of an approximate 180-acre tract in the Marina area of Atlantic City (the "H-Tract"). Mirage has announced plans to build a 2,000-room destination resort. Mirage has also entered into an agreement with Boyd Gaming Corp. to build a $750 million, 1,500-room casino/hotel to be called the Borgata. Groundbreaking for the Borgata is expected in the fall of 1999 with an opening in 2002. Circus Circus Enterprises, Inc., an original partner in the development of the H-Tract, has been dropped from the project, leaving room for the possibility of another property to be developed in the area. Also included in the development of the H-Tract is the construction of a tunnel and connector road link between the Atlantic City Expressway and the Marina area, for which infrastructure improvements were considered requisite to the expansion plans announced for the Marina area. The groundbreaking for the tunnel construction occurred in November 1998 and is expected to be completed in 2001. Mirage has indicated that its proposed resort will open shortly after the roadway is complete. MGM Grand, Inc. has also announced plans for the construction of a new casino/hotel in the South Inlet section of Atlantic City, the size and scope of which has yet to be formally announced.

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

    In conjunction with a street beautification and housing project that was given approval by the CRDA, that agency has engaged consultants to explore the feasibility of the beautification and widening of North Carolina Avenue which would allow for improved traffic flow in a more appealing corridor from Absecon Boulevard (Route 30) to the main entrance of Resorts Casino Hotel. Also, as noted in "New Convention Center and Casino/Hotel Expansions" above, construction of a tunnel and connector road link between the Atlantic City Expressway and the Marina area began in November 1998.

Competition

    Competition in the Atlantic City casino/hotel industry is intense. Casino/hotels compete primarily on the basis of promotional allowances, entertainment, advertising, services provided to patrons, caliber of personnel, attractiveness of the hotel and casino areas and related amenities and parking facilities. The Resorts Casino Hotel competes directly with 11 casino/hotels in Atlantic City which, in the aggregate, contain approximately 1,173,000 square feet of gaming area, including simulcast betting and poker rooms, and 11,218 hotel rooms. Adding to the competition for patrons, expansions at two competing Atlantic City properties opened in mid-1996 which, combined, added approximately 1,100 hotel rooms and approximately 85,000 square feet of gaming space. In July 1997, a competitor added approximately 75,000 square feet of casino space which included approximately 1,766 slot machines and 58 table games. Also, a competitor added a new hotel tower with 620 rooms and opened additional casino space in 1998. Significant additional expansion is expected in the near future due to the previously discussed expansion projects to be financed by the CRDA, as well as the construction of new casino/hotels announced for the Marina area and the South Inlet section.

    The Resorts Casino Hotel is located at the northern end of the Boardwalk adjacent to the Taj Mahal, which is next to the Showboat Casino Hotel (the "Showboat"). These three properties have a total of approximately 2,700 hotel rooms and approximately 325,000 square feet of gaming space in close proximity to each other. In 1998, the three casino/hotels combined generated approximately 28% of the gross gaming revenue of Atlantic City. A 28-foot wide enclosed pedestrian bridge between the Resorts Casino Hotel and the Taj Mahal allows patrons of both hotels and guests for events being held at the Resorts Casino Hotel and at the Taj Mahal to move between the facilities without exposure to the weather. A similar enclosed pedestrian bridge connects the Showboat to the Taj Mahal, allowing patrons to walk under cover among all three casino/hotels. The remaining nine Atlantic City casino/hotels are located approximately one-half mile to one and one-half miles to the south on the Boardwalk or in the Marina area of Atlantic City.

    In recent years, competition for the gaming patron outside of Atlantic City has become extremely intense. In 1988, only Nevada and New Jersey had legalized casino operations. Currently, almost every state in the United States has some form of legalized gaming. Also, The Bahamas and other destination resorts in the Caribbean and Canada have increased the competition for gaming revenue. Directly competing with Atlantic City for the day-trip patron are two gaming properties on Indian reservations in Connecticut. One is Foxwoods Resort and Casino ("Foxwoods") operated by the Pequot Tribe. Foxwoods currently has more than 5,600 slot machines, and for the year 1998 had slot revenue of approximately $680 million, which is more than twice the slot revenue of the largest casino/hotel in Atlantic City. The other, the Mohegan Sun Casino, which opened in October 1996 and is managed by TCA, has more than 3,000 slot machines and had slot revenue of approximately $435 million in 1998. In 1993, the Oneida Indians opened a casino near Syracuse, New York. Other Indian tribes in the states of New York, Rhode Island and Connecticut are seeking federal recognition in order to establish gaming operations which would further increase the competition for day-trip patrons. In addition, in late 1995 and during 1996, three racetracks in the State of Delaware began operating slot machines. An amendment to Delaware state law allows the three racetracks to expand to 2,000 slot machines each.

    This rapid expansion of casino gaming, particularly that which has been or may be introduced into jurisdictions in close proximity to Atlantic City, adversely affects RIH's operations as well as the Atlantic City gaming industry.

Gaming Credit Policy

    Credit is extended to selected gaming customers primarily in order to compete with other casino/hotels in Atlantic City which also extend credit to customers. Credit play represented 17% of table game volume at the Resorts Casino Hotel in 1998, 18% in 1997 and 19% in 1996. The credit play percentage of table game volume for the Atlantic City industry was 23% in 1998, 25% in 1997, and 24% in 1996. RIH's gaming receivables, net of allowance for uncollectible amounts, were $3.3 million, $3.4 million and $3.8 million as of December 31, 1998, 1997 and 1996, respectively. The collectibility of gaming receivables has an effect on results of operations, and management believes that overall collections have been satisfactory. Atlantic City gaming debts are enforceable under the laws of New Jersey and certain other states, although it is not clear whether other states will honor this policy or enforce judgments rendered by the courts of New Jersey with respect to such debts.

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

Employees

    RIH had a maximum of approximately 3,400 employees during 1998, and RIH believes that its employee relations are satisfactory. Approximately 1,430 of RIH's employees are represented by unions. Of these employees, approximately 1,100 are represented by the Hotel Employees and Restaurant Employees International Union Local 54, whose contract expires in September 1999. There are several union contracts covering other union employees.

     All of RIH's casino employees and certain of its hotel employees must be licensed under the Casino Control Act. Casino employees are those employees whose work requires access to the casino, the casino simulcasting facility or restricted casino areas. Casino and certain hotel employees must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training and experience and New Jersey residency. Certain hotel employees are no longer required to be registered with the Casino Control Commission.

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

    In the event that entities or persons required to be qualified refuse or fail to qualify and fail to divest themselves of such security interest, the Casino Control Commission has the right to take any necessary action, including the revocation or suspension of the casino license. If any security holder of the licensee or its holding company or affiliate who is required to be qualified is found disqualified, it will be unlawful for the security holder to (i) receive any dividends or interest upon any such securities, (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities or (iii) receive any remuneration in any form from the corporate licensee for services rendered or otherwise. The Amended and Restated Certificate of Incorporation of SINA provides that all securities of SINA are held subject to the condition that if the holder thereof is found to be disqualified by the Casino Control Commission pursuant to provisions of the Casino Control Act, then that holder must dispose of his or her interest in the securities. The 11% Mortgage Notes due 2003, 11.375% Junior Mortgage Notes due 2004 and 9% Senior Subordinated Notes due 2007 are all subject to the qualification, divestiture and redemption provisions under the Casino Control Act described herein.

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
                                   For the Year Ended December 31,
                                 1998          1997          1996
Gaming tax                    $18,785,000   $19,581,000   $20,661,000
License, investigation,
 inspection and other fees      3,733,000     3,453,000     3,672,000
Contribution to AC Fund           496,000       392,000       570,000
                              $23,014,000   $23,426,000   $24,903,000

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

    Effective for 1984 and subsequent years, the amended Casino Control Act requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee's gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Licensees are required to make quarterly deposits with the CRDA against their current year investment obligations. RIH's investment obligations for the years 1998, 1997, and 1996 amounted to $2.9 million, $3.1 million, and $3.2 million, respectively, and, with the exception of minor credits received in 1996 for making donations, have been satisfied by deposits made with the CRDA. At December 31, 1998, RIH held $10.9 million face amount of bonds issued by the CRDA and had $16.0 million on deposit with the CRDA. The CRDA bonds issued through 1998 have interest rates ranging from 3.6% to 7.0% and have repayment terms of between 20 and 50 years.

Showboat Lease

    The Showboat is situated on approximately 10 acres of land which, prior to January 1998, were owned by the Company and leased to ACS pursuant to the Showboat Lease.

    Prior to January 1998, the Showboat Notes were secured and serviced by the Showboat Lease, and all lease payments were made to the indenture trustee for the Showboat Notes to meet the Company's interest obligations under those notes. See Note 6 of Notes to Consolidated Financial Statements.

    In January 1998, the Company sold the land under the Showboat to ACS. The proceeds from that sale were used to repay the Showboat Notes with the remaining funds used for general corporate purposes.

Other Properties

    The Company owns approximately 15 acres of land adjacent to the Resorts Casino Hotel and an additional nine acres at various sites in Atlantic City that the Company intends to develop or are available for sale. See "ITEM 2. PROPERTIES."

    CONNECTICUT

    Sun Cove has a 50% interest in, and is a managing partner of, TCA, a Connecticut general partnership, that developed and manages the Mohegan Sun Casino, a casino and entertainment complex in Uncasville, Connecticut. TCA manages the Mohegan Sun Casino pursuant to the Management Agreement. The Management Agreement provides that TCA is entitled to receive between 30% and 40% of the net profits, as defined, of the Mohegan Sun Casino. TCA is obligated to pay certain amounts to its partners, and certain of their affiliates, as priority payments from its management fee income for services provided by those entities.
These amounts are paid as TCA receives sufficient management fees to meet the priority distributions.

    In February 1998, the Tribe announced that it had appointed TCA to develop its proposed $750 million expansion of the Mohegan Sun Casino. In addition, TCA and the Tribe agreed that effective January 1, 2000, TCA will turn over management of the Mohegan Sun Resort complex, (which comprises the existing operations and the proposed expansion), to the Tribe. In exchange for relinquishing its rights under its existing agreements, beginning January 1, 2000, TCA will receive annual payments of five percent of the gross revenues of the Mohegan Sun Resort complex for a 15-year period. Until January 1, 2000, there will be no change in TCA's existing agreements with the Tribe.

    The Mohegan Sun Casino has a Native American theme that is conveyed through architectural features and the use of natural design elements such as timber, stone and water. Guests enter the Mohegan Sun Casino through one of four major entrances, each of which is distinguished by a separate seasonal theme; winter, spring, summer and fall, emphasizing the importance of the seasonal changes to tribal life. The Mohegan Sun Casino includes approximately 150,000 square feet of gaming space and features approximately 3,000 slot machines, 152 table games, 42 poker tables and parking for 7,200 cars. The site for the Mohegan Sun Casino is located approximately one mile from the interchange of Interstate 395 and Connecticut Route 2A, which is a four-lane expressway. A four-lane access road from Route 2A (with its own exit) gives patrons of the Mohegan Sun Casino direct access to Interstate 395, which is connected to Interstate 95, the main highway linking Boston, Providence and New York. This road system allows customers to drive directly into the property from the interstate highway system without encountering any traffic light.

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

    NEW YORK

    In early 1998, SINA leased office space in New York City and opened a corporate retail, marketing and public relations office which provides services to SINA and its affiliated companies.

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

     The Company also owns in fee simple approximately 15 acres of real property immediately adjacent to its existing casino hotel in Atlantic City. These properties are zoned for casino hotel use and available for future expansion. Some of the properties are currently utilized as surface parking lots and others are vacant lots. Among these properties is an approximate 5.5 acre Atlantic Ocean pier site, two acres of which contained the former Steeplechase Pier. The pier has been removed and the Company has current Federal and State permits to construct a new pier on two acres of the 5.5-acre site, although no decision has been made at this time to develop this location. Atlantic City has recently amended its zoning ordinances to permit casinos, hotel rooms and ancillary amusements on five of the City's pier sites, including the Steeplechase Pier site. State environmental regulations are currently under review as a result of the City's recent zoning changes.

Other Properties

     The Company also owns in fee simple real estate at several different locations in Atlantic City consisting of approximately 11 acres. Among these are an approximate six acres of land adjacent to Delaware Avenue in Atlantic City, a portion of which is utilized by the Company for a warehouse operation servicing Resorts Casino Hotel, and an approximate four acres of real estate in the Southeast Inlet section of Atlantic City.

     The Company also owns in fee simple an approximate 552 acre parcel located in Atlantic City on Blackhorse Pike, of which approximately 545 acres are considered to be woodlands and wetland.

ITEM 3.  LEGAL PROCEEDINGS

U.S. Bankruptcy Court Action - Nathan Rogers v. Merv Griffin, et al.

     On September 25, 1995, Nathan Rogers, then a shareholder of SINA, filed a Complaint in Adversary Proceeding in the Bankruptcy Court for the District of New Jersey (the "NJ Bankruptcy Court"), which Court approved the Company's 1990 plan of reorganization. The complaint alleges that the Company did not comply with its 1990 plan of reorganization in relation to the repayment by Merv Griffin of his $11 million promissory note. The complaint further alleges that the Company violated the court order approving the 1990 plan of reorganization by filing a pre-packaged plan of reorganization in another district. The complaint seeks to have a trustee appointed for the Company and to have the issuance of SINA common stock to Merv Griffin pursuant to the 1990 plan of reorganization voided. The Company's Motion For Summary Judgment dismissing the complaint in its entirety was granted by the NJ Bankruptcy Court on September 16, 1997. Rogers subsequently appealed the NJ Bankruptcy Court decision to the US District Court of New Jersey. In September, 1998, the US District Court entered an order upholding the NJ Bankruptcy Court's decision dismissing Rogers' claim.

US District Court Action - SINA v. Lowenschuss

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

     In August 1992, Fred Lowenschuss filed for chapter 11 reorganization in the US Bankruptcy Court for the District of Nevada (the "Nevada Bankruptcy Court"). As a result, the NJ Bankruptcy Court stayed SINA's action against Lowenschuss.

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

     On November 2 and 3, 1995, the NJ Bankruptcy Court held a trial on the merits of SINA's claims against the trustee of the Pension Plan. On April 22, 1997, the NJ Bankruptcy Court issued a final opinion in SINA's favor, and on May 20, 1997 entered a judgment in SINA's favor finding that the trustee for the two Individual Retirement Accounts and the Pension Plan committed fraud against SINA and that SINA was entitled to restitution. The NJ Bankruptcy Court awarded SINA $3.8 million plus prejudgment interest and $250,000 punitive damages, for a total award of approximately $5.7 million. On July 7, 1997 the NJ Bankruptcy Court amended the judgment to apportion the damages between the Pension Plan and the Individual Retirement Accounts. The NJ Bankruptcy Court also denied Defendant's request for a stay of enforcement of the judgment. Subsequently, the Defendants have filed an appeal of the NJ Bankruptcy Court's decision in the US District Court for the District of New Jersey (the "New Jersey District Court"). On March 26, 1998, The New Jersey District Court reversed the judgment of the NJ Bankruptcy Court. SINA has filed an appeal of the New Jersey District Court's decision with the US Court of Appeals for the Third Circuit, which appeal has been fully briefed and argued and is pending a court ruling.

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

     The foregoing litigation and bankruptcy proceedings have spawned additional and related litigation, including the following: (a) an injunction action brought by Fred Lowenschuss, wherein the Nevada Bankruptcy Court enjoined SINA from proceeding against Fred Lowenschuss individually; the Nevada District Court dismissed appeals by both SINA and Fred Lowenschuss, and the Ninth Circuit, on March 6, 1997, affirmed the District Court's dismissal of Fred Lowenschuss' appeal; (b) a malicious prosecution action brought by Fred Lowenschuss against SINA and its counsel that was dismissed by the Nevada Bankruptcy Court and the Nevada District Court; on March 6, 1997, the Ninth Circuit affirmed the District Court's dismissal of Lowenschuss' appeal and awarded SINA monetary sanctions, finding that the Lowenschuss' appeal was frivolous; and (c) an action filed by Laurance Lowenschuss, as trustee of the Pension Plan, in the Nevada District Court against SINA, which was transferred to the NJ District Court; in January, 1996, the NJ District Court referred the matter to the NJ Bankruptcy Court which has stayed the action pending that Court's issuance of its decision on the merits of the November 2 and 3, 1995 trial.

David Goldkrantz vs. Merv Griffin, Sun International Hotels Limited, et.al;

     A complaint was filed in December 1997, on behalf of David Goldkrantz and a purported class of Company shareholders against SIHL, the Company and various affiliates, certain directors and officers of SIHL and the Company. The complaint alleges that the Proxy Statement and Prospectus issued by SIHL and the Company in November 1996, in connection with their merger, was false and misleading with regard to statements made about a license and service agreement entered into between GGE and The Griffin Group. The Company believes that the case is without merit and intends to vigorously defend its actions. In September 1998, the Company filed a Motion for Summary Judgment to dispose of the claim, which motion has been fully briefed and is pending a court decision.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The disclosure required by Item 4 has been omitted pursuant to General Instruction I of Form 10-K.


                                 PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
     STOCKHOLDER MATTERS

     There is no trading market for SINA common stock, all of which is owned by SIHL.

     No dividends were paid on SINA common stock during the last two fiscal years. The indentures for certain of SINA's indebtedness contain certain restrictions as to the payment of dividends by SINA.

ITEM 6.  SELECTED FINANCIAL DATA

    The information presented below should be read in conjunction with the consolidated financial statements, including notes thereto, presented under "ITEM 8. FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA."

(In Thousands of Dollars)
                                               For the Year Ended December 31,
Operating Information (Note A)                1998      1997      1996      1995     1994

                                           (Successor)     (Predecessor)
Operating revenues (Note B)                  $280,008  $297,633  $295,940  $304,047  $ 353,016

Earnings (loss) from operations (Note B)     $ 15,503  $ 29,149  $ 25,903  $ 41,678  $ (48,570)
Recapitalization costs (Note C)                     -         -         -         -     (5,232)
Proceeds from litigation trust (Note D)             -         -         -         -      2,542
Other deductions, net (Note E)                (17,375)  (23,873)  (25,640)  (25,779)   (47,631)

Earnings (loss) before benefit (provision)
 for income taxes and extraordinary items      (1,872)    5,276       263    15,899    (98,891)
Benefit (provision) for income taxes (Note F)      38    (4,340)        -         -          -
Earnings (loss) before extraordinary items     (1,834)      936       263    15,899    (98,891)
Extraordinary items (Note G)                        -    (2,957)        -         -    190,008
Net earnings (loss)                          $ (1,834) $ (2,021) $    263  $ 15,899  $  91,117



                                                          At December 31,
Balance Sheet Information (Note A)              1998      1997      1996      1995     1994


Total assets                                 $485,966  $595,204  $552,848  $338,451   $317,248

Current maturities of long-term debt
 (Note H)                                    $  2,235  $    282  $    636  $    589   $      5

Long-term debt, excluding current
 maturities (Note H)                         $205,940  $311,258  $261,543  $217,356   $212,466

Shareholder's equity                         $189,153  $190,987  $193,000  $ 25,947   $ 10,031

Notes to Selected Financial Data

Note A: In 1998, the Company sold a 10 acre parcel of land under the Showboat in Atlantic City for net proceeds of $110.0 million, its net book value. The majority of the proceeds were used to redeem the Showboat Notes.

         See Note 1 of Notes to Consolidated Financial Statements for discussion of SIHL's contribution of the stock of Sun Resorts and Sun Cove to SINA in 1997 and for a discussion of the Merger in 1996 and the related change in basis of accounting.

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

Note C: Recapitalization costs incurred in 1994 relate to the Restructuring described above. Also, recapitalization costs in 1994 included credits of $3.3 million that resulted from the reversal of reserves provided in connection with a previous plan of reorganization.

Note D: Proceeds from litigation trust represent cash distributed to the Company from a litigation trust established under a previous plan of reorganization to pursue certain claims against a former affiliate.

Note E: This item includes interest income, interest expense and amortization of debt discounts, premiums and issuance costs.

Note F: See Note 13 of Notes to Consolidated Financial Statements for further discussion of income taxes for 1998, 1997, and 1996. In 1995, taxable income from operations resulted in the Company paying federal alternative minimum taxes of $350,000 which were offset by a deferred tax benefit. In 1994, taxable income was largely generated by the SIHL Sale.

Note G: In 1997, SINA retired certain of its debt which resulted in an extraordinary loss of $5.0 million which was partially offset by the related income tax benefit of $2.0 million.

         In 1994, as part of the Restructuring, the Company exchanged the Series Notes for certain consideration. The difference between the carrying value of the Series Notes and the sum of the fair values of the items exchanged therefor resulted in a gain of $186 million which is reported as an extraordinary item.

         In November 1994, RIH purchased $12.9 million principal amount of Junior Mortgage Notes and 12,899 shares of Class B stock of SINA, at a price of $6.7 million. The resulting after tax gain of $4.0 million was recorded as an extraordinary item.

Note H: These items are presented net of unamortized premiums and discounts.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Liquidity

     At December 31, 1998 the Company's current liabilities exceeded its current assets by $1.7 million. At December 31, 1998, unrestricted cash and cash equivalents were $25.1 million. A portion of the unrestricted cash and equivalents is required for day-to-day operations of the Resorts Casino Hotel, including approximately $10 million of currency and coin on hand which amount varies by days of the week, holidays and seasons, as well as additional cash balances necessary to meet current working capital needs.

     At December 31, 1998, the Company had advanced $10.1 million to affiliated companies. Such amounts are payable on demand by the Company.

     In January 1998, the Company sold the land under the Showboat in Atlantic City for proceeds of $110.0 million. The majority of the proceeds were used to redeem the $105.3 million Showboat Notes, effective February 28, 1998.

Capital Expenditures and Resources

     During 1998, 1997 and 1996 operations were a significant source of funds to the Company.

     Expenditures for improvements at Resorts Casino Hotel during 1996 totaled $8.3 million. These included computer system upgrades, the purchase of 147 slot machines (replacements for older models), carpeting and other maintenance projects. In 1997, the Company began enhancing the Resorts Casino Hotel through the construction of additional parking and various improvements to the public areas at a cost of $3.3 million. Other capital expenditures included $4.2 million for the purchase of 494 slot machines and computer equipment. In addition, approximately $21 million was expended for the purchase of land in Atlantic City, and the Company sold certain parcels of land in Atlantic City for proceeds of $7.4 million.

     In 1998, the Company invested $32.5 million in capital expenditures, which included $11.7 million for the renovation of the Resorts Casino Hotel in Atlantic City described below and $11.7 million for land in Atlantic City. Other capital expenditures included the purchase of 137 slot machines and computer equipment in Atlantic City as well as costs incurred in establishing a corporate marketing, retail and public relations office in New York City.

     In Atlantic City, the Company has begun a renovation of the Resorts Casino Hotel which will include the renovation of public spaces as well as the existing guestrooms. It is anticipated that the renovation will cost approximately $50.0 million. Management expects the renovation to be complete by early July 1999. As of December 31, 1998 the Company had spent $13.1 million on the renovation.

    Management believes that available cash on hand at December 31, 1998, combined with funds generated from operations and, if required, funds available under an existing revolving credit facility of an affiliated company will be sufficient to finance its planned operating and development activities for at least the next twelve months.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 1998 and 1997

     Resorts Casino Hotel

     Gaming revenues were $234.7 million for the year ended December 31, 1998, a decrease of $9.5 million or 3.9% from gaming revenues of $244.2 million for the comparable period in 1997. This decrease in gaming revenues consisted of a reduction in table games revenues partially offset by an increase in slot revenues.

     Slot revenues were $170.4 million for the year ended December 31, 1998, an increase of $400,000 or 0.2% from $170.0 million for the comparable period in 1997. The increase is directly due to a shift in marketing strategy to focus on $0.25 denomination slot play and was supported by new slot product. Management is continuing the process of upgrading its slot product and in 1998 finalized agreements to include new high-tech slot products as part of the slot mix that could be replaced at no cost with new product if customer demand should change at any time.

     Table games revenues were $62.1 million for the year ended December 31, 1998, a decrease of $6.9 million or 10.0% from $69.0 million for the comparable period in 1997. This decrease was due to a combination of a reduction in table games drop (the dollar amount of chips purchased) of $43.0 million or 9.4% to $415.6 million for the year ended December 31, 1998 from $458.6 million for the comparable period in 1997, and a reduction in hold percentage (ratio of casino win to total amount of chips purchased) of 0.1 percentage points to 14.9% for the year ended December 31, 1998 from 15.0% for the comparable period in 1997. The decrease in table games drop is directly associated with a 0.4% decrease in table games drop for the Atlantic City market and a decrease in market gaming capacity associated with management's decision to eliminate table game market segments that did not provide incremental profit.

     Simulcast revenues were $2.1 million for the year ended December 31, 1998, a decrease of $400,000 or 16.0% of $2.5 million for the comparable period in 1997.

     Poker and Keno revenues were $134,000 for the year ended December 31, 1998, down from $2.7 million for the comparable period in 1997. In March 1998, management elected to eliminate both poker and keno as a result of less than desired operating results.

     Other non-gaming resort revenues were $54.3 million for the year ended December 31, 1998, a decrease of $600,000 or 1.1 % from other non-gaming resort revenues of $54.9 million for the comparable period of 1997. Other non-gaming resort revenues include revenues from rooms, food and beverage, and miscellaneous items. The decrease is primarily attributable to a $400,000 or 1.5% decrease in food and beverage revenues to $26.7 million for the year ended December 31, 1998 from $27.1 million for the comparable period in 1997. The decrease is primarily due to a $577,000 decrease in complimentary items given to casino patrons compared to the year 1997.

     Gaming costs and expenses were $147.1 million for the year ended December 31, 1998, a decrease of $7.5 million or 4.9% from expenses of $154.6 million for the comparable period in 1997. This represents costs and expenses associated with table games, slot operations, gaming taxes and fees, and promotional items and services provided to patrons. The decrease is primarily due to management's continuing implementation of various cost containment efforts and the discontinuance of marketing efforts toward certain unprofitable table game market segments.

     Selling, General and Administrative

     Selling, general and administrative costs were $38.7 million for the year ended December 31, 1998, an increase of $5.4 million or 16.2% from expenses of $33.3 million for the comparable period in 1997. In 1998, the Company opened a corporate marketing, retail and public relations office in New York City. The total cost to operate this office in 1998 was $4.4 million.

     Tour Operations

     These revenues and expenses in 1998 are from operations of Sun Resorts and its subsidiaries, which entities were contributed to SINA by SIHL effective January 1, 1997. Sun Resorts, through a subsidiary, is a tour operator and wholesaler of tour packages and provides reservations services, primarily to SIHL's properties in The Bahamas. See Note 1 of Notes to Consolidated Financial Statements.

     Real Estate Related

     Real estate related revenues in 1998 and 1997 represent rent from ACS pursuant to the Showboat Lease. Such rent receipts were restricted for the payment of interest on the Showboat Notes. See Note 6 of Notes to Consolidated Financial Statements.

     Management Fees and Other

     In 1998, these revenues consisted of $3.8 million for management services provided to certain unconsolidated affiliated companies and $1.0 million in priority payments from TCA related to the Mohegan Sun Casino.

     In 1997, these revenues were priority payments from TCA to repay certain previous capital contributions.

     Other Income (Deductions)

     Interest expense decreased in 1998 as compared to the prior year due to the redemption of the Showboat Notes in February 1998.

     Income Taxes

     See Note 13 of Notes to Consolidated Financial Statements for a discussion of the Company's income taxes for the years 1998 and 1997.

Comparison of Years Ended December 31, 1997 and 1996

     Resorts Casino Hotel

     Gaming revenues were $244.2 million for the year ended December 31, 1997, a decrease of $14.5 million or 5.6% from gaming revenues of $258.7 million for the comparable period in 1996. The decrease in gaming revenues consisted of a reduction in both table games and slot revenues.

     Slot revenues were $170.0 million for the year ended December 31, 1997, a decrease of $10.4 million or 5.8% from $180.4 million for the comparable period in 1996. This decrease was due to a decrease in slot handle (dollar amounts wagered) of $102.6 million or 5.0% to $1.9 billion for the year ended December 31, 1997. In September 1997 management completed an upgrade consisting of 35% of its $0.25 denomination slot product to include more popular machines.

     Table games revenues were $69.0 million for the year ended December 31, 1997, a decrease of $2.6 million or 3.6% from $71.6 million for the comparable period in 1996. This decrease was due to a combination of a reduction in table games drop of $12.3 million or 2.6% to $458.6 million for the year ended December 31, 1997 from $470.9 million for the comparable period in 1996, and a reduction in hold percentage of 0.2 percentage points to 15.0% for the year ended December 31, 1997 from 15.2% for the comparable period in 1996. Additionally, management eliminated table game market segments that it determined had not provided incremental profit.

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

     Other non-gaming resort revenues were $54.9 million for the year ended December 31, 1997, an increase of $1.5 million or 2.8% from other non-gaming resort revenues of $53.4 million for the comparable period of 1996. The increase is primarily attributable to management's decision to introduce more entertainers on a more frequent basis while eliminating its revue act, which contributed to a $1.7 million or 32.7% increase in total entertainment head liner revenues to $6.9 million for the year ended December 31, 1997 from $5.2 million for the comparable period in 1996. This is partially offset by a $782,000 decrease in food and beverage revenues due to a $0.54 or 4.5% decrease in the average check from 1996.

     Gaming costs and expenses were $154.6 million for the year ended December 31, 1997, a decrease of $10.4 million or 6.3% from expenses of $165.0 million for the comparable period in 1996. The decrease is primarily due to management's implementation of various cost containment efforts and the discontinuance of marketing efforts toward certain unprofitable table game market segments.

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

Other Matters

     Year 2000 Compliance

     The Company utilizes software and related technologies in parts of its business that may be affected by the date change in the year 2000 ("Y2K"). The Company is currently addressing the impact of Y2K on its computer programs and third party suppliers. The Company has developed a dedicated Year 2000 Program Office and has contracted with independent consultants to coordinate the compliance efforts and ensure that the project status is monitored and reported throughout the organization.

     The Company primarily uses industry standard automated applications in most of its locations. The majority of these applications are believed to be Y2K compliant, but the Company is currently testing compliance in coordination with the vendors.

     The Company has finalized its assessment of systems and third party suppliers. As information is received related to these areas, the Company develops a strategy for repair or replacement of non-compliant systems as well as testing and validation of such items. The remediation phase is expected to be complete by the third quarter of 1999.

     To date the Company estimates that it has spent approximately $500,000 on Y2K efforts across all areas and expects to spend a total of approximately $2.0 million when complete. The Company expects to fund Y2K costs through operating cash flows. All system costs associated with Y2K will be expensed as incurred.

     The Company presently believes that upon remediation of its business software applications, as well as other equipment, the Y2K issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or vendors is not sufficient, the Y2K issue could have a material impact on the Company's operations including, but not limited to the ability of major airlines to service the Company's resort destination and the provision of adequate utility services at the resort, resulting in loss of revenue, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. The Company has initiated contingency and business continuity plans which address these issues as far as can be practical.

     Determining the Y2K readiness of third party products and business dependencies (including suppliers) requires pursuit, collection and appraisal of voluntary statements made or provided by those parties, if available, together with independent factual research. Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine and verify the readiness of such products and business dependencies, there can be no assurance that reliable information will be offered or otherwise available. Accordingly, notwithstanding the foregoing efforts, there are no assurances that the Company is correct in its determination or belief that a business dependency is Y2K ready.

     New Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 beginning January 1, 1999. Adoption of this statement will not have a material impact on the Company's consolidated financial position or results of operations.

     In the first quarter of 1999, the Company will be required to adopt Statement of Position 98-5 which states that all start up costs will be charged to expense as incurred. Adoption of this is not expected to have a material impact on the consolidated financial statements.

     Forward Looking Statements

     The statements contained herein include forward looking statements based on management's current expectations of SINA's future performance. Predictions relating to future performance are inherently uncertain and subject to a number of risks. Consequently, SINA's actual results could differ materially from the expectations expressed in this report. Factors that could cause SINA's actual results to differ materially from the expected results include, among other things: the intensely competitive nature of the casino gaming industry; increases in the number of competitors in the market in which SINA operates; the seasonality of the industry in which SINA operates; the susceptibility of SINA's operating results to adverse weather conditions and natural disasters; the risk that certain governmental approvals may not be obtained and changes in governmental regulations governing SINA's activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements are presented on the following pages:

                                                                  Page
Financial Statements                                            Reference

       Reports of Independent Public Accountants                   31

       Consolidated Balance Sheets at December 31,
        1998 and 1997                                              33

       Consolidated Statements of Operations for the
        years ended December 31, 1998, 1997 and 1996               35

       Consolidated Statements of Changes in
        Shareholder's Equity for the years ended
        December 31, 1998, 1997 and 1996                           36

       Consolidated Statements of Cash Flows for the
        years ended December 31, 1998, 1997 and 1996               37

       Notes to Consolidated Financial Statements                  39

       Financial Statement Schedule:

        Schedule II:        Valuation and Qualifying
                             Accounts for the years
                             ended December 31, 1998,
                             1997 and 1996                         54

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Sun International North America, Inc.:

     We have audited the accompanying consolidated balance sheets of Sun International North America, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun
International North America, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                           ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 29, 1999

                  REPORT OF INDEPENDENT PUBLIC AUDITORS




The Board of Directors and Shareholder
Sun International North America, Inc.

     We have audited the accompanying consolidated statements of operations, changes in shareholder's equity, and cash flows for the year ended December 31, 1996 (pre-acquisition basis) of Sun International North America, Inc. (formerly Griffin Gaming & Entertainment, Inc.). Sun International North America, Inc. is a wholly owned subsidiary of Sun International Hotels Limited. Our audit also included the information for the year ended December 31, 1996, included in the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 1996 (pre-acquisition basis) of Sun International North America, Inc. in conformity with generally accepted accounting principles. Also, in our opinion, the information for the year ended December 31, 1996, included in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          Ernst & Young LLP





Philadelphia, Pennsylvania
February 14, 1997

                  SUN INTERNATIONAL NORTH AMERICA, INC.
                       CONSOLIDATED BALANCE SHEETS
                        (In Thousands of Dollars)

                                                 December 31,
 Assets                                       1998           1997

Current assets:
  Cash (including cash equivalents
   of $12,212 and $32,508)                 $ 25,063       $ 46,912
  Restricted cash equivalents                    97          3,902
  Receivables, net                            8,088          8,691
  Inventories                                 1,523          1,730
  Prepaid expenses                            2,091          1,961
  Due from affiliates                        10,096          4,528
  Total current assets                       46,958         67,724

Land held for investment,
 development or resale                       56,839        193,682

Property and equipment:
  Land and land rights                      111,907         73,593
  Land improvements                           1,001          1,001
  Hotels and other buildings                123,837        123,213
  Furniture, machinery and equipment         31,344         22,310
  Construction in progress                   17,448          2,365
                                            285,537        222,482
  Less accumulated depreciation             (22,843)       (11,630)
    Net property and equipment              262,694        210,852

Deferred charges and other assets, net       22,604         21,536
Goodwill, net                                96,871        101,410
                                           $485,966       $595,204



                              - Continued -

                  SUN INTERNATIONAL NORTH AMERICA, INC.
                       CONSOLIDATED BALANCE SHEETS
               (In Thousands of Dollars, except share data)

                                                  December 31,
Liabilities and Shareholder's Equity           1998           1997

Current liabilities:
  Current maturities of long-term debt     $  2,235       $    282
  Accounts payable and accrued
   liabilities                               46,385         46,677
    Total current liabilities                48,620         46,959

Long-term debt, net of unamortized
 premiums                                   205,940        311,258

Deferred income taxes                        42,253         46,000

Commitments and contingencies

Shareholder's equity:
  SINA common stock - 100 shares
   outstanding - $.01 par value                   -              -
  Capital in excess of par                  193,008        193,008
  Accumulated deficit                        (3,855)        (2,021)
    Total shareholder's equity              189,153        190,987
                                           $485,966       $595,204


See Notes to Consolidated Financial Statements.

                  SUN INTERNATIONAL NORTH AMERICA, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands of Dollars)
                                   For the Year Ended December 31,
                                    1998        1997       1996

Revenues:                        (Successor)     (Predecessor)
  Gaming                           $234,736   $244,156    $258,672
  Rooms                              16,148     16,514      16,010
  Food and beverage                  26,692     27,085      27,867
  Other resort revenues              11,460     11,344       9,535
                                    289,036    299,099     312,084
Less promotional allowances         (28,295)   (28,465)    (26,272)
  Net gaming and resort revenues    260,741    270,634     285,812
  Tour operations                    13,758     15,403           -
  Management fees and other           4,755      2,609           -
  Real estate related                   754      8,987      10,128
                                    280,008    297,633     295,940
Expenses:
  Gaming                            147,141    154,554     165,017
  Rooms                               3,454      3,036       3,604
  Food and beverage                  16,638     15,973      16,746
  Other resort expenses              30,509     33,019      35,047
  Tour operations                    12,583     14,193           -
  Selling, general and
   administrative                    38,651     33,337      37,237
  Depreciation and amortization      15,529     14,372      12,386
                                    264,505    268,484     270,037

Operating income                     15,503     29,149      25,903

Other income (expenses):
  Interest income                     3,602      3,539       3,233
  Interest expense, net of
   capitalized interest             (20,466)   (27,515)    (24,529)
  Amortization of debt premiums,
   discounts and issue costs           (511)      (211)     (4,344)
  Other, net                              -        314           -
Earnings (loss) before benefit
 (provision)for income taxes and
 extraordinary item                  (1,872)     5,276         263
Benefit (provision) for income
 taxes                                   38     (4,340)          -
Earnings (loss) before
 extraordinary item                  (1,834)       936         263
Extraordinary item-loss on
 extinguishment of debt (net of
 income tax benefit of $2,043)            -     (2,957)          -
Net earnings (loss)                $ (1,834)  $ (2,021)   $    263

See Notes to Consolidated Financial Statements.

                  SUN INTERNATIONAL NORTH AMERICA, INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                        (In Thousands of Dollars)
                                                    Capital
                                     Common        in excess   Accumulated
                                     stock          of par       deficit



Balance at December 31, 1995         $  79         $ 129,572    $(103,704)

Issuance of shares for stock options
 exercised                               -                 9            -
Net earnings for year 1996               -                 -          263
Transactions related to Merger:
  Cancellation of public shares        (79)               79            -
  Issue shares to SIHL                   -                 -            -
  Eliminate pre-Merger accumulated
   deficit                               -          (103,441)     103,441
  Fair value adjustments                 -           166,781            -

Balance at December 31, 1996             -           193,000            -

Contribution of Sun Resorts              -               368            -
Contribution of Sun Cove                 -              (360)           -
Net loss for year 1997                   -                 -       (2,021)
Balance at December 31, 1997             -           193,008       (2,021)
Net loss for year 1998                   -                 -       (1,834)
Balance at December 31, 1998         $   -         $ 193,008    $  (3,855)



See Notes to Consolidated Financial Statements.

                  SUN INTERNATIONAL NORTH AMERICA, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In Thousands of Dollars)
                                             For the Year Ended December 31,

                                                      1998         1997        1996

Cash flows from operating activities:             (Successor)       (Predecessor)
 Net earnings (loss)                               $ (1,834)    $ (2,021)    $    263
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
    Extraordinary item                                    -        2,957            -
    Depreciation and amortization                    16,363       15,153       16,730
    Gain on sale of assets                                -         (607)        (873)
    Utilization of tax benefits acquired in Merger    1,887        4,085            -
    Provision for doubtful receivables                  708          830        1,417
    Provision for discount on CRDA obligations, net     572          987        1,497
    Net change in deferred tax liability             (3,747)           -           77
    Net change in working capital accounts:
      Receivables                                      (105)      (1,117)      (1,211)
      Due from affiliates                                 -        4,559            -
      Inventories and prepaid expenses                   77          (48)      (7,426)
      Other assets                                        -        2,000       (1,474)
      Accounts payable and accrued liabilities          472       (3,325)      (2,410)
        Net cash provided by operating activities    14,393       23,453        6,590

Cash flows from investing activities:
  Payments for operating capital expenditures       (20,786)     (10,595)     (18,498)
  Acquisition of other fixed assets                 (11,727)     (21,721)      (1,177)
  Proceeds from the sale of assets                  110,256        7,950        1,385
  Payments for expenses of Merger                      (745)      (8,057)      (6,417)
  CRDA deposits and bond purchases                   (2,955)      (3,122)      (3,070)
  Sun Resorts cash and equivalents at date
   of contribution                                        -        1,159            -
  Advances to affiliates                             (5,610)     (10,327)           -
    Net cash provided by (used in)
     investing activities                            68,433      (44,713)      (27,777)

                               -continued-

                  SUN INTERNATIONAL NORTH AMERICA, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In Thousands of Dollars)

                                                         For the Year Ended December 31,
                                                           1998         1997        1996

                                                        (Successor)    (Predecessor)
Cash flows from financing activities:
  Borrowings                                                    -      199,084          -
  Debt repayments                                        (108,480)    (154,355)      (589)
  Debt issuance costs                                           -       (6,460)         -
  Proceeds from exercise of stock options                       -            -          9
    Net cash provided by (used in) financing activities  (108,480)      38,269       (580)

Net increase (decrease) in cash and cash equivalents      (25,654)      17,009     (21,767)
Cash and cash equivalents at beginning of period           50,814       33,805      55,572
Cash and cash equivalents at end of period              $  25,160    $  50,814    $ 33,805



See Notes to Consolidated Financial Statements.

                  SUN INTERNATIONAL NORTH AMERICA, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

Merger and Basis of Accounting

     Sun International North America, Inc.("SINA") is a holding company principally engaged in the operation of resort and casino properties. Through its indirect wholly owned subsidiary, Resorts International Hotel, Inc. ("RIH"), SINA owns and operates the Resorts Casino Hotel in Atlantic City, New Jersey. In addition, SINA provides management services to certain of its affiliated companies and owns a tour operator which wholesales tour packages and provides reservation services. Prior to the merger described below, SINA was known as Griffin Gaming & Entertainment, Inc. "SINA" is used herein to refer to the corporation for all periods. The term "Company" as used herein includes SINA and its subsidiaries.

     Pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), on December 16, 1996 (the "Effective Date"), SINA became a wholly owned subsidiary of Sun International Hotels Limited ("SIHL"), a corporation organized under the laws of the Commonwealth of The Bahamas, when Sun Merger Corp., a wholly owned subsidiary of SIHL, was merged with and into SINA (the "Merger").

     Pursuant to the Merger Agreement, each share of SINA common stock outstanding immediately prior to the Effective Date of the Merger was converted into the right to receive .4324 ordinary shares of SIHL (the "Ordinary Shares"). Also, each outstanding share of Class B common stock of SINA was converted into the right to receive .1928 Ordinary Shares. Each .1928 Ordinary Share received in exchange for a share of SINA's Class B common stock trades as part of a unit along with $1,000 principal amount of 11.375% Junior Mortgage Notes due December 15, 2004, issued by a special purpose finance subsidiary of SINA.

     The Merger was accounted for in accordance with APB 16, "Business Combinations" utilizing the purchase method of accounting. Accordingly, the Company adjusted its consolidated net assets to reflect the amount of SIHL's investment in SINA. In doing so, the Company's consolidated assets and liabilities were adjusted to their estimated fair values based on independent appraisals, evaluations, estimations and other studies.

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
                                                    $166,781


     Goodwill, the excess of SIHL's investment over the fair value of SINA's net assets, is amortized on a straight-line basis over 40 years.

     Because the impact of the basis adjustments on the Company's consolidated statement of operations for the period between the Effective Date and December 31, 1996, was immaterial, the Company recorded the basis adjustments as of December 31, 1996. The impact on the Company's operations is reflected in the Company's consolidated statements of operations commencing January 1, 1997.

Pro Forma Information (Unaudited)

     The following unaudited pro forma information for the year ended December 31, 1996, reflects the results of the Company's operations as though the Merger had occurred on January 1, 1996 and includes (i) adjustments for amortization of goodwill, (ii) changes in amortization of debt discounts (premiums) and depreciation due to basis adjustments,
(iii) elimination of a gain on a property sale and (iv) tax effects: pro forma operating revenues would have been $291.9 million and pro forma net income would have been $2.3 million. The pro forma information is not necessarily indicative of future results or what the Company's results of operations would actually have been had the Merger occurred on January 1, 1996.

Contributed Companies

     Effective January 1, 1997, SIHL contributed the capital stock of Sun International Resorts, Inc. ("Sun Resorts"), a wholly owned subsidiary of SIHL, to SINA. Sun Resorts, along with its subsidiaries, is a tour operator and wholesaler of tour packages and provides reservation services. In addition, Sun Resorts provides certain support services for SIHL's resort and casino operations in The Bahamas. As of January 1, 1997, Sun Resorts' consolidated assets, liabilities and shareholder's equity amounted to $6.1 million, $5.7 million and $368,000, respectively. Sun Resorts consolidated revenues and net income for the year ended December 31, 1996 totaled $15.0 million and $617,000, respectively.

     Effective July 1, 1997, SIHL contributed the capital stock of Sun Cove Limited, ("Sun Cove"), a wholly owned subsidiary of SIHL, to SINA. Sun Cove has a 50% interest in Trading Cove Associates ("TCA"), a Connecticut general partnership which holds a management agreement (the "Management Agreement") with the Mohegan Tribal Gaming Authority relating to the development and management of a casino resort and entertainment complex (the "Mohegan Sun Casino"). The Management Agreement provides that TCA is entitled to receive between 30% and 40% of the net profits, as defined, of the Mohegan Sun Casino. TCA is obligated to pay certain amounts to its partners and certain of their affiliates, as priority payments from its management fee income for services provided by those entities. In addition, TCA is obligated to pay certain amounts to its partners, as priority payments from its management fee income, for certain capital contributions to TCA. These amounts are paid as TCA receives sufficient management fees to meet the priority distributions. As of July 1, 1997, Sun Cove's assets, liabilities and shareholder's deficit amounted to $7.9 million, $8.3 million and $360,000, respectively. Sun Cove's revenues and net loss for the six months ended June 30, 1997 were $0 and $360,000, respectively. Sun Cove had no revenues or expenses prior to 1997.

     The contributions of Sun Resorts and Sun Cove were recorded based upon their respective carrying values by SIHL.

     In February 1998, The Mohegan Tribe of Indians of Connecticut (the "Tribe") announced that it had appointed TCA to develop its proposed expansion of the Mohegan Sun Casino which is currently expected to cost approximately $750.0 million. In addition, TCA and the Tribe agreed that effective January 1, 2000, TCA will turn over management of the Mohegan Sun Resort complex, (which comprises the existing operations and the proposed expansion), to the Tribe. In exchange for relinquishing its rights under its existing agreements, beginning January 1, 2000, TCA will receive annual payments of five percent of the gross revenues of the Mohegan Sun Resort complex for a 15-year period. Until January 1, 2000, there will be no change in TCA's existing agreements with the Tribe.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of SINA and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

     Certain balances in the accompanying consolidated financial statements for 1997 and 1996 have been reclassified to conform with the current year presentation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company provides allowances for doubtful accounts arising from casino, hotel and other services, which are based upon a specific review of certain outstanding receivables. In determining the amounts of the allowances, the Company is required to make certain estimates and assumptions and actual results may differ from those estimates and assumptions.

Revenue Recognition

     The Company recognizes the net win from casino gaming activities (the difference between gaming wins and losses) as casino revenues. Revenues from hotel and related services are recognized at the time the related service is performed. Management fees and other operating revenues include fees charged to unconsolidated affiliates primarily for executive management services. Revenues are recorded at the time the service is performed.

Promotional Allowances

     The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows:

(In Thousands of Dollars)            1998       1997        1996

Rooms                              $ 5,655    $ 5,092     $ 5,207
Food and beverage                   13,448     15,042      15,274
Other                                5,570      5,192       5,258

                                   $24,673    $25,326     $25,739


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

Deferred Charges and Other Assets

     Debt issuance costs are amortized over the terms of the related indebtedness.

Goodwill

     Goodwill is amortized on a straight line basis over 40 years. Amortization expense included in the accompanying consolidated statements of income related to goodwill was $2.7 million, $2.4 million and $0 for the years ended December 31, 1998, 1997 and 1996, respectively.

Capitalized Interest

     Interest is capitalized on construction expenditures and land under development at the weighted average rate of the Company's long-term debt excluding one issue, redeemed in 1998, which was non-recourse to the Company.

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

Income Taxes

     SINA and all of its subsidiaries file consolidated United States federal income tax returns.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this standard, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities at enacted tax rates which will be in effect for the years in which the differences are expected to reverse. A valuation allowance is recognized based on an estimate of the likelihood that some portion or all of the deferred tax asset will not be realized.

Comprehensive Income

     Comprehensive income is equal to net earnings (loss) for all periods presented.

NOTE 3 - CASH EQUIVALENTS

     Cash equivalents at December 31, 1998 and 1997 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which the Company had not taken delivery of the underlying securities and investments in a money market fund which invests exclusively in United States Treasury obligations. At December 31, 1998, the Company held reverse repurchase agreements of $6.7 million, all of which matured January 4, 1999.

NOTE 4 - RECEIVABLES

 Components of receivables at December 31 were as follows:
(In Thousands of Dollars)                       1998        1997

Gaming                                        $ 5,700     $ 6,440
Less allowance for doubtful accounts           (2,401)     (3,011)
                                                3,299       3,429
Non-gaming:
  Hotel and related                               568         529
  Other                                         4,256       4,796
                                                4,824       5,325
Less allowance for doubtful accounts              (35)        (63)
                                                4,789       5,262
                                              $ 8,088     $ 8,691


NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Components of accounts payable and accrued liabilities at December
31 were as follows:
(In Thousands of Dollars)                       1998        1997

Accrued payroll and related taxes and
 benefits                                     $10,621     $ 9,928
Accrued interest                                5,483       9,304
Accrued gaming taxes, fees and related
 assessments                                    2,494       2,658
Accrued professional fees                       2,503       2,174
Trade payables                                 11,710       8,790
Customer deposits and unearned revenues         4,127       4,184
Other accrued liabilities                       9,447       9,639
                                              $46,385     $46,677

NOTE 6 - LONG-TERM DEBT

     Components of long-term debt at December 31 were as follows:
(In Thousands of Dollars)            1998              1997

9% Senior Notes                    $200,000          $200,000
  Unamortized discount                 (807)             (869)
                                    199,193           199,131

11% Mortgage Notes due 2003           5,352             5,354
  Unamortized premium                   246               285
                                      5,598             5,639

11.375% Junior Mortgage Notes
 due 2004                             1,095             1,095
  Unamortized premium                    54                60
                                      1,149             1,155

Showboat Notes                            -           105,333

Other                                 2,235               282
                                    208,175           311,540
Less current maturities              (2,235)             (282)
                                   $205,940          $311,258

9% Senior Notes

     The 9% senior subordinated unsecured notes due 2007 (the "9% Senior Notes"), are unconditionally guaranteed by certain subsidiaries of SINA. Interest on the 9% Senior Notes is payable on March 15 and September 15 each year. The Indenture for the 9% Senior Notes contains certain covenants, including limitations on the ability of the issuers and the guarantors to, among other things: (i) incur additional indebtedness,
(ii) incur certain liens, (iii) engage in certain transactions with affiliates and (iv) pay dividends and make certain other payments.

Showboat Notes

     The First Mortgage Non-Recourse Pass-Through Notes due June 30, 2000 (the "Showboat Notes") were non-recourse notes, secured by a mortgage encumbered by a collateral assignment of the lease of 10 acres of land under the Showboat Casino Hotel (the "Showboat Lease"), and by a pledge of any proceeds of the sale of such mortgage and collateral assignment. Interest on the Showboat Notes consisted of a pass-through of the lease payments received pursuant to the Showboat Lease.

     On January 29, 1998, the Company sold the land under the Showboat Casino Hotel and the Showboat Lease for $110 million, its net book value. The majority of the proceeds were used to redeem the Showboat Notes effective February 28, 1998.

Co-obligation

     The Company is a co-obligator, with SIHL, on $100 million senior subordinated, unsecured notes due December 2007 (the "8.625% Notes"). Interest on the 8.625% Notes is payable on June 15 and December 15 each year. The cash was drawn down by and the debt is reflected in the consolidated financials of SIHL.

NOTE 7 - SHAREHOLDER'S EQUITY

     SINA is authorized to issue 100 million shares of SINA common stock, 120,000 shares of Class B Stock and 10 million shares of preferred stock. As a result of the Merger, the only shares of SINA stock outstanding are 100 shares of SINA common stock, all of which are owned by SIHL.

NOTE 8 - RELATED PARTY TRANSACTIONS

Due from Affiliates

     Amounts due from affiliates represent non-interest bearing due on demand advances.

Management and Other Fees

     Effective January 1, 1998, the Company entered into an agreement to provide management services to certain unconsolidated affiliated companies. For the year ended December 31, 1998, such fees amounted to $3.8 million.

     In the third quarter of 1998, a subsidiary of SINA received $1.0 million in priority payments from TCA related to the Mohegan Sun Casino.

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

     Because of changes in the Company's marketing strategy, the significant reduction in Mr. Griffin's participation in activities related to the Company's business and uncertainties as to Mr. Griffin's providing future services to the Company, all prepaid fees under the License and Services Agreement were written off as having indeterminable future value in connection with valuing the Company's assets and liabilities as of December 31, 1996.

Sale of Resorts Entertainment, Inc. ("REI")

     In March 1996, the Company sold the assets and ongoing operations of REI (formerly Griffin Entertainment, Inc.), a subsidiary of SINA, at a purchase price equal to the amount of the Company's expenditures on these assets and operations from their inception in September 1995 through the consummation of the transaction. There were no revenues offsetting these expenditures, which totaled approximately $340,000 through April 30, 1996, the effective date of the sale.

Other

     The Company reimbursed Griffin Group $157,000 for charter air services related to Company business rendered in 1996.

NOTE 11 - SHOWBOAT LEASE

     Prior to January 1998, the Company leased to a subsidiary of Showboat, Inc., a resort and casino operator, 10 acres of land under the Showboat Casino Hotel (included in land held for investment, development or resale in the accompanying Consolidated Balance Sheets). The lease payments were $754,000, $9.0 million and $8.7 million for the years 1998, 1997 and 1996, respectively.

     As described in Note 6, the Company sold the Showboat Land and the Showboat Lease in January 1998.

NOTE 12 - EMPLOYEE BENEFIT PLANS

     SINA and certain of its subsidiaries participate, and certain of SINA's former subsidiaries participated, in a defined contribution plan covering substantially all of their non-union employees. The Company makes contributions to this plan based on a percentage of eligible employee contributions. Total pension expense for this plan was $869,000, $810,000 and $725,000 in 1998, 1997 and 1996, respectively.

     In addition to the plan described above, union and certain other employees of RIH and certain former subsidiaries of SINA are covered by multi-employer defined benefit pension plans to which the subsidiaries make, or made, contributions. The Company's pension expense for these plans totaled $1.1 million, $1.0 million and $1.0 million in 1998, 1997, and 1996, respectively.

     Certain of the Company's employees participate in SIHL's stock option plans (the "Plans") whereby options to purchase shares of SIHL's capital stock (the "Ordinary Shares") are granted. Pursuant to the Plans, the option prices are equal to the market value per share of the Ordinary Shares on the date of grant. The Plans provide for options to become exercisable either one year or two years after the grant date in respect of 20% of such options, and thereafter in installments of 20% per year over a four-year period. The options have a term of ten years from the date of grant.

     In addition, certain employees held options to purchase SINA ordinary shares when the Company was acquired by SIHL. All such shares were converted to options to purchase Ordinary Shares and became exercisable as of the acquisition date.

     As of December 31, 1998, the Company had 1,085,000 options outstanding, 146,000 of which were exercisable.

NOTE 13 - INCOME TAXES

     The Company recorded income tax provisions (benefits) as follows from continuing operations:

(In Thousands of Dollars)         1998        1997      1996

Current:
  Federal                        $ 3,430     $3,726    $ (77)
  State                              279        614        -
                                   3,709      4,340      (77)
Deferred:
  Federal                         (3,747)         -       77
  State                                -          -        -
                                  (3,747)         -       77
                                 $   (38)    $4,340    $   -


     In 1997, the Company also recorded $1,593,000 and $450,000 in current federal and state benefits, respectively, resulting from an extraordinary loss.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The components of the deferred tax assets and liabilities at December 31 were as follows:

(In Thousands of Dollars)                     1998         1997

Deferred tax liabilities:
  Basis differences on land held for
   investment, development or resale         $  (6,200)   $ (50,600)
  Basis differences on property and
   equipment                                   (44,300)     (44,300)
  Other                                         (2,100)      (3,100)
    Total deferred tax liabilities             (52,600)     (98,000)

Deferred tax assets:
  NOL carryforwards                            187,300      215,400
  Book reserves not yet deductible
    for tax return purposes                     15,800       18,400
  Basis difference on debt                         400        9,500
  Tax credit carryforwards                       2,800        1,000
  Other                                          6,000        5,300
    Total deferred tax assets                  212,300      249,600

  Valuation allowance for deferred
   tax assets                                 (201,953)    (197,600)
    Deferred tax assets, net of
     valuation allowance                        10,347       52,000
Net deferred tax liabilities                 $ (42,253)   $ (46,000)

     A valuation allowance has been recorded against the portion of those deferred tax assets that the Company believes will more likely than not remain unrealized. If such deferred tax assets were to be realized, the corresponding reduction to the valuation allowance would reduce the carrying value of goodwill. During 1998, the Company experienced an increase to it valuation allowance aggregating $4.3 million.

    The effective income tax rate on earnings (loss) before extraordinary item varies from the statutory federal income tax rate as a result of the following factors:

                                     1998      1997        1996

Statutory federal income tax
 rate                               ( 35.0%)    35.0%       35.0%
State tax costs                       14.9%     11.6%          -
NOLs and temporary differences
 for which no taxes were provided
 or benefits recognized             (100.8%)       -       (44.7%)
Nondeductible expenses, primarily
 amortization of goodwill             87.6%     25.3%          -
Other                                 31.3%     10.3%        9.7%
Effective income tax rate             (2.0%)    82.2%        0.0%

     For federal income tax purposes, the Company had NOL carryforwards however, due to the change of ownership of SINA in 1996, $434 million of these NOL carryforwards (the "Pre-Change NOLs") are limited in their availability to offset future taxable income of the Company. As a result of these limitations, approximately $11.3 million of Pre-Change NOLs will become available for use each year through the year 2008; an additional $8.4 million will be available in 2009. An additional $13.0 million of these Pre-Change NOLs would be available to offset gains on sales of assets owned at the date of change in ownership of the Company which are sold within five years of that date. The remaining Pre-Change NOLs are expected to expire unutilized.

     The restricted NOLs which the Company believes may become available to the Company for utilization in spite of the limitations expire as follows: $60 million in 2005, $23 million in 2006, $31 million in 2007, $12 million in 2008, $1 million in 2009 and $8 million in 2011. The unrestricted NOLs which the Company believes may be used to offset future income expire as follows: $44 million in 2008 and $57 million in 2012.

NOTE 14 - SUPPLEMENTAL CASH FLOW DISCLOSURES

     Interest paid, net of amounts capitalized, was $5.4 million, $26.1 million and $24.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. Income taxes refunded (paid) amounted to $(2.1) million, $87,000 and $(244,000) for the years ended December 31, 1998, 1997 and 1996, respectively. Non-cash investing and financing activities were as follows:

(In Thousands of Dollars)            1998        1997         1996

Increase (decrease) for valuation
 adjustments:
 Goodwill                                -     $ 6,950           -
 Land held for investment,
  development or resale                  -     $(5,000)          -
 Accounts payable and accrued
   liabilities                           -     $ 1,950           -

Exchange of real estate in Atlantic
 City for reduction in CRDA
 obligation                              -     $ 2,200           -

Adjustments to consolidated
 net assets to reflect SIHL's
 investment in SINA (see Note 1)                     -      $166,781

Property and equipment acquired
 under capital lease obligations    $5,098           -           -

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Casino License

     The operation of a casino in Atlantic City is subject to regulatory controls. A casino license must be obtained by the operator and the license must be periodically renewed and is subject to revocation at any time. In the event that the Company is not able to maintain its license, management believes that the Company would still realize the carrying value of its related assets.

CRDA Obligations

     The Casino Control Act, as amended, requires RIH to purchase bonds issued by the CRDA, or to make other investments authorized by the CRDA, in an amount equal to 1.25% of its gross gaming revenues, as defined. The CRDA bonds have interest rates ranging from 3.6% to 7.0% and have repayment terms of between 20 and 50 years.

     At December 31, 1998, RIH had $10.9 million face value of bonds issued by the CRDA and had $16.0 million on deposit with the CRDA. These bonds and deposits, net of an estimated discount to reflect the below-market interest rates payable on the bonds, are included in deferred charges and other assets in the accompanying Consolidated Balance Sheets.

Litigation

     SINA and certain of its subsidiaries are defendants in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

     A complaint was filed in December 1997 on behalf of a plaintiff and a purported class of Company shareholders against SIHL, the Company and various affiliates, directors and officers of SIHL and the Company. The complaint alleges that the Proxy Statement and Prospectus issued by SIHL and the Company in November 1996, in connection with the Merger, was false and misleading with regard to statements made about a license and services agreement entered into between the Company and The Griffin Group. The Company believes that the case is without merit and intends to vigorously defend its actions. In September 1998, the Company filed a Motion for Summary Judgment to dispose of the claim, which motion has been fully briefed and is pending a court decision.

Purchase Commitments

     At December 31, 1998, the Company had unfunded contracts in place for capital expenditures related to room renovations at the Resorts Casino Hotel of $12.0 million.

Note 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The assumptions used have a significant effect on the estimated amounts reported.

     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments: (a) Cash and cash equivalents, receivables, other current assets, accounts payable, accrued liabilities and variable rate debt: The amounts reported in the accompanying consolidated balance sheets approximate fair value; (b) Fixed-rate debt: Fixed rate debt is valued based upon published market quotations, as applicable. The carrying amount of remaining fixed-rate debt approximates fair value.

Note 17 - SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     The Company operates in one industry segment in the United States.

                                                                     SCHEDULE II

                  SUN INTERNATIONAL NORTH AMERICA, INC.
                    VALUATION AND QUALIFYING ACCOUNTS
                        (In Thousands of Dollars)

                                      Balance at   Additions               Balance at
                                      beginning    charged to  Deductions  end of
                                      of period    expenses       (a)      period
For the year ended December 31, 1998

Allowance for doubtful receivables:
  Gaming                               $3,011       $ 644       $(1,254)    $2,401
  Other                                    63          64           (92)        35
                                       $3,074       $ 708       $(1,346)    $2,436


For the year ended December 31, 1997:

Allowance for doubtful receivables:
  Gaming                               $3,626      $  836       $(1,451)    $3,011
  Other                                   132          (6)          (63)        63
                                       $3,758      $  830       $(1,514)    $3,074


For the year ended December 31, 1996:

Allowance for doubtful receivables:
  Gaming                               $3,519      $1,317       $(1,210)    $3,626
  Other                                    51         100           (19)       132
                                       $3,570      $1,417       $(1,229)    $3,758

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

(4)(b)(1) Form of Purchase Agreement for $200,000,000 principal amount of 9% Senior Subordinated Notes due 2007 dated March 5, 1997, among SIHL and SINA, as issuers, Bear, Stearns & Co. Inc., Societe Generale Securities Corporation and Scotia Capital Markets (USA) Inc., as purchasers, and various subsidiaries of SIHL, including RIH and GGRI, as guarantors. (Incorporated by reference to Exhibit (4)(e)(1) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996, in File No. 1-4748.)

(4)(b)(2) Form of Indenture dated as of March 10, 1997, between SIHL and SINA, as issuers, various subsidiaries of SIHL, including RIH and GGRI, as guarantors, and The Bank of New York, as trustee, with respect to $200,000,000 principal amount of 9% Senior Subordinated Notes due 2007, and exhibits thereto. (Incorporated by reference to Exhibit
             (4)(e)(2) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996, in File No. 1-4748.)

(4)(b)(3) Form of Registration Rights Agreement dated as of March 5, 1997, by and among SIHL and SINA, as issuers, various subsidiaries of SIHL, including RIH and GGRI, as guarantors, and Bear, Stearns & Co. Inc., Societe Generale Securities Corporation and Scotia Capital Markets (USA) Inc., as purchasers. (Incorporated by reference to Exhibit (4)(e)(3) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996, in File No. 1-4748.)

(4)(b)(4) Form of Inter-Borrower Agreement dated as of March 10, 1997, between SIHL and SINA. (Incorporated by reference to Exhibit
             (4)(e)(4) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996, in File No. 1-4748.)

(10)(a)* Resorts Retirement Savings Plan. (Incorporated by reference to Exhibit (10)(c)(2) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

(10)(b)* Non-Competition and Confidentiality Agreement dated December 16, 1996, among SINA, SIHL and Thomas E. Gallagher.
             (Incorporated by reference to Exhibit (10)(d) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996, in File No. 1-4748.)

(10)(c)(1)* License and Services Agreement, dated as of September 17, 1992, among Griffin Group, SINA and RIH. (Incorporated by reference to Exhibit 10.34(a) to registrant's Form S-4 Registration Statement in File No. 33-50733.)

(10)(c)(2)* Form of Amendment to License and Services Agreement, dated as of September 17, 1992, among Griffin Group, SINA and RIH. (Incorporated by reference to Exhibit 10.34(b) to registrant's Form S-4 Registration Statement in File No. 33-50733.)

(10)(c)(3) Form of License and Services Agreement among Griffin Group, SINA and RIH. (Incorporated by reference to Annex VI to registrant's Definitive Proxy Statement dated November 1, 1996 on Schedule 14A in File No. 1-4748.)

(10)(d) Litigation Trust Agreement, dated as of September 17, 1990, among SINA, Resorts International Financing, Inc., Griffin Resorts Holding Inc. and Griffin Resorts Inc. (now GGRI,

             Inc.).  (Incorporated by reference to Exhibit 1.46 to
             Exhibit 35 to the Form 8 Amendment dated November 16, 1990, to registrant's Form 8-K Current Report dated August 30, 1990, in File No. 1-4748.)

(10)(e) Amended and Restated Partnership Agreement of Trading Cove Associates dated as of August 29, 1995, among Sun Cove Limited, RJH Development Corp., Leisure Resort Technology, Inc., Slavik Suites, Inc. and LMW Investments, Inc. (Incorporated by reference to Exhibit 10.7 of Registration Statement No. 33-80477 of the registrant on Form F-3.)

(10)(f) Agreement of Purchase and Sale between Sun International North America, Inc., seller and Showboat Land LLC, buyer, dated: as of January 29, 1998.

(21)         Subsidiaries of the registrant.

(27)(a) Financial data schedule for the year ended December 31, 1998.

(27)(b)      Restated financial data schedule for the year ended December
             31, 1997.

*  Management contract or compensatory plan.

     Registrant agrees to file with the Securities and Exchange
Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

     (b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed during the fourth quarter of 1998. No amendments to previously filed Forms 8-K were filed during the fourth quarter of 1998.

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

                                     SUN INTERNATIONAL NORTH AMERICA, INC.
                                                 (Registrant)


Date:  March 30, 1999                By /s/
                                        John R. Allison
                                        Executive Vice President - Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Howard B. Kerzner                     March 30, 1999
   Howard B. Kerzner
   Director


By /s/ Charles D. Adamo                      March 30, 1999
   Charles D. Adamo
   Director

                  SUN INTERNATIONAL NORTH AMERICA, INC.
                      Form 10-K for the fiscal year
                         ended December 31, 1998

                              EXHIBIT INDEX


                                           Reference to previous
Exhibit                                    filing or this
Number       Exhibit                       Form 10-K


(2)(a)       Agreement and Plan of         Incorporated by reference to
             Merger, dated August 19,      Exhibit (2)(a) to
             1996, among SIHL, Sun Merger  Registrant's Form 8-K Current
             Corp. and SINA.               Report dated August 19, 1996,
                                           in File No. 1-4748.



(2)(b)       Amendment dated October 10,   Incorporated by reference to
             1996 to the Agreement and     Annex I to Registrant's
             Plan of Merger among SIHL,    Definitive Proxy Statement
             Sun Merger Corp. and SINA.    dated November 1, 1996 on
                                           Schedule 14A in File No. 1-
                                           4748.



(2)(c)       Stockholder Agreement, dated  Incorporated by reference to
             August 19, 1996, among SIHL   Exhibit (2)(b) to
             and the various Stockholders  Registrant's Form 8-K Current
             of SINA set forth therein.    Report dated August 19, 1996
                                           in File No. 1-4748.



(2)(d)       Amendment dated October 10,   Incorporated by reference to
             1996 to the Stockholder       Annex II to Registrant's
             Agreement among SIHL and the  Definitive Proxy Statement
             various Stockholders of SINA  dated November 1, 1996 on
             set forth therein.            Schedule 14A in File No. 1-
                                           4748.


(2)(e)       Stockholder Agreement, dated  Incorporated by reference to
             August 19, 1996, between      Exhibit (2)(c) to
             SINA and SIIL.                Registrant's Form 8-K Current
                                           Report dated August 19, 1996,
                                           in File No. 4748.


(2)(f)       Amendment dated October 10,   Incorporated by reference to
             1996 to the Stockholder       Annex III to Registrant's
             Agreement between SINA and    Definitive Proxy Statement
             SIIL.                         dated November 1, 1996 on
                                           Schedule 14A in File No. 1-
                                           4748.



(3)(a)(1)    Restated Certificate of       Incorporated by reference to
             Incorporation of SINA.        Exhibit (3)(a) to
                                           Registrant's Form 10-Q
                                           Quarterly Report for the
                                           quarter ended June 30, 1996,
                                           in File No. 1-4748.



(3)(a)(2)    Certificate of Amendment of   Incorporated by reference to
             Restated Certificate of       Exhibit (3)(a)(2) to
             Incorporation of SINA.        Registrant's Form 10-K Annual
                                           Report.



(3)(b)       Amended and Restated By-Laws  Incorporated by reference to
             of SINA.                      Exhibit (3)(b) to
                                           Registrant's Form 10-Q
                                           Quarterly Report for the
                                           quarter ended June 30, 1996,
                                           in File No. 1-4748.



(4)(a)       See Exhibits (3)(a)(1),
             (3)(a)(2) and (3)(b) as to
             the rights of holders of
             Registrant's common stock.


(4)(b)(1)    Form of Purchase Agreement    Incorporated by reference to
             for $200,000,000 principal    Exhibit (4)(e)(1) to
             amount of 9% Senior           registrant's Form 10-K Annual
             Subordinated Notes due 2007   Report for the fiscal year
             dated March 5, 1997, among    ended December 31,1996, in
             SIHL and SINA, as issuers,    File No. 1-4748.
             Bear, Stearns & Co. Inc.,
             Societe Generale Securities
             Corporation and Scotia
             Capital Markets (USA) Inc.,
             as purchasers, and various
             subsidiaries of SIHL,
             including RIH and GGRI, as
             guarantors.



(4)(b)(2)    Form of Indenture dated as    Incorporated by reference to
             of March 10, 1997, between    Exhibit (4)(e)(2) to
             SIHL and SINA, as issuers,    registrant's Form 10-K Annual
             various subsidiaries of       Report for the fiscal year
             SIHL, including RIH and       ended December 31, 1996, in
             GGRI, as guarantors, and The  File No. 1-4748.
             Bank of New York, as
             trustee, with respect to
             $200,000,000 principal
             amount of 9% Senior
             Subordinated Notes due 2007,
             and exhibits thereto.



(4)(b)(3)    Form of Registration Rights   Incorporated by reference to
             Agreement dated as of March   Exhibit (4)(e)(3) to
             5, 1997, by and among SIHL    registrant's Form 10-K Annual
             and SINA, as issuers,         Report for the fiscal year
             various subsidiaries of       ended December 31, 1996, in
             SIHL, including RIH and       File No. 1-4748.
             GGRI, as guarantors, and
             Bear, Stearns & Co. Inc.,
             Societe Generale Securities
             Corporation and Scotia
             Capital Markets (USA) Inc.,
             as purchasers.


(4)(b)(4)    Form of Inter-Borrower        Incorporated by reference to
             Agreement dated as of March   Exhibit (4)(e)(4) to
             10, 1997, between SIHL and    registrant's Form 10-K Annual
             SINA.                         Report for the fiscal year
                                           ended December 31, 1996, in
                                           File No. 1-4748.



(10)(a)      Resorts Retirement Savings    Incorporated by reference to
             Plan.                         Exhibit (10)(c)(2) to
                                           registrant's Form 10-K Annual
                                           Report for the fiscal year
                                           ended December 31, 1991, in
                                           File No. 1-4748.




(10)(b)      Non-Competition and           Incorporated by reference to
             Confidentiality Agreement     Exhibit (10)(c)(2) to
             dated December 16, 1996,      registrant's Form 10-K Annual
             among SINA, SIHL and Thomas   Report for the fiscal year
             E. Gallagher.                 ended December 31, 1996, in
                                           File No. 1-4748.




(10)(c)(1)   License and Services          Incorporated by reference to
             Agreement, dated as of        Exhibit 10.34(a) to
             September 17, 1992, among     registrant's Form S-4
             Griffin Group, SINA and RIH.  Registration Statement in
                                           File No. 33-50733.



(10)(c)(2)   Form of Amendment to License  Incorporated by reference to
             and Services Agreement,       Exhibit 10.34(b) to
             dated as of September 17,     registrant's Form S-4
             1992, among Griffin Group,    Registration Statement in
             SINA and RIH.                 File No. 33-50733.


(10)(c)(3)   Form of License and Services  Incorporated by reference to
             Agreement among Griffin       Annex VI to registrant's
             Group, SINA and RIH.          Definitive Proxy Statement
                                           dated November 1, 1996 on
                                           Schedule 14A in File No. 1-
                                           4748.

(10)(d)      Litigation Trust Agreement,   Incorporated by reference to
             dated as of September 17,     Exhibit 1.46 to Exhibit 35 to
             1990, among SINA, Resorts     the Form 8 Amendment dated
             International Financing,      November 16, 1990, to
             Inc., Griffin Resorts         registrant's Form 8-K Current
             Holding Inc. and Griffin      Report dated August 30, 1990,
             Resorts Inc. (now GGRI,       in File No. 1-4748.
             Inc.).


(10)(e)      Amended and Restated          Incorporated by reference to
             Partnership Agreement of      Exhibit 10.7 of Registration
             Trading Cove Associates       Statement No. 33-80477 of the
             dated as of August 29, 1995,  registrant on Form F-3.
             among Sun Cove Limited, RJH
             Development Corp., Leisure
             Resort Technology, Inc.,
             Slavik Suites, Inc. and LMW
             Investments, Inc.

(10)(f)      Agreement of Purchase and     Page 65
             Sale between Sun
             International North America,
             Inc., seller and Showboat
             Land LLC, buyer, dated: as
             of January 29, 1998.

(21)         Subsidiaries of the           Page 89
             registrant.

(27)(a)      Financial data schedule for   Page 90
             the year ended December 31,
             1998.

(27)(b)      Restated financial data       Page 91
             scheduled for the year ended
             December 31, 1997.

