Form 10-Q
period 1999-03-31
SUN INTERNATIONAL NORTH AMERICA INC
filed 1999-05-14
CIK 83394

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999
                                  OR

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

                                                 Yes  X  No


                            - continued -

                     Total number of pages 14



Number of shares outstanding of registrant's common stock as of March 31, 1999: 100, all of which are owned by one shareholder.
Accordingly there is no current market for any of such shares.

The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

                SUN INTERNATIONAL NORTH AMERICA, INC.
                              FORM 10-Q
                                INDEX

                                             Page Number

Part I.  Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets
                at March 31, 1999 and
                December 31, 1998                  4

               Consolidated Statements of
                Operations for the Quarters
                Ended March 31, 1999 and 1998      5

               Consolidated Statements of
                Cash Flows for the Quarters
                Ended March 31, 1999 and 1998      6

               Notes to Consolidated
                Financial Statements               7

     Item 2.   Management's Discussion and
                Analysis of Financial
                Condition and Results of
                Operations                         9

Part II.  Other Information

     Item 1.   Legal Proceedings                  13

     Item 6.   Exhibits and Reports on
                Form 8-K                          13

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

        SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
             (In Thousands of Dollars, except par value)
                                        March 31,    December 31,
                                          1999           1998
                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents            $ 18,852       $ 25,160
  Receivables, less allowance for
   doubtful accounts of $2,417
   and $2,436                             8,559          8,088
  Inventories                             1,652          1,523
  Prepaid expenses                        2,317          2,091
  Due from affiliates                         -         10,096
                                         31,380         46,958
Land held for investment,
 development or resale                   66,038         56,839
Property and equipment, net of
 accumulated depreciation of $25,651
 and $22,843                            271,432        262,694
Deferred charges and other assets,
 net                                     23,979         22,604
Goodwill, net                            95,836         96,871
                                       $488,665       $485,966

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term
   debt                                $  1,630       $  2,235
  Accounts payable and accrued
   liabilities                           47,424         46,385
  Due to affiliates                       8,252              -
                                         57,306         48,620

Long-term debt, net of current
 maturities                             204,934        205,940
Deferred income taxes                    42,253         42,253

Shareholder's equity:
  Common stock - $.01 par value               -              -
  Capital in excess of par              192,635        193,008
  Accumulated deficit                    (8,463)        (3,855)
                                        184,172        189,153
                                       $488,665       $485,966

See notes to consolidated financial statements.

        SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands of Dollars)
                             (Unaudited)
                                          Quarter Ended
                                             March 31,
                                         1999         1998
Revenues:
  Casino                              $50,686        $59,741
  Rooms                                 2,505          2,942
  Food and beverage                     5,867          6,315
  Other casino/hotel revenues           1,969          2,780
                                       61,027         71,778
  Less promotional allowances          (5,674)        (6,494)
  Net casino and resort revenues       55,353         65,284
  Tour operations                       6,017          3,425
  Management fees and other income      4,480          1,689
                                       65,850         70,398
Expenses:
  Casino                               36,314         37,815
  Rooms                                   627            928
  Food and beverage                     3,759          3,770
  Other casino/hotel operating
   expense                              6,975          7,727
  Tour operations                       5,873          3,144
  Selling, general and
   administrative                       9,927         11,106
  Depreciation and amortization         3,695          3,557
                                       67,170         68,047

Operating income (loss)                (1,320)         2,351

Other income (expense):
  Interest income                         649          2,096
  Interest expense, net                (3,935)        (6,403)
Loss before income taxes               (4,606)        (1,956)
Income tax expense                         (2)          (294)
Net loss                              $(4,608)       $(2,250)


See notes to consolidated financial statements.

          SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)
                                (Unaudited)

                                              Quarter Ended
                                                 March 31,
                                            1999          1998
Cash flows from operating activities:
  Reconciliation of net loss to net
   cash used in operating activities:
    Net loss                              $ (4,608)      $ (2,250)
    Depreciation and amortization            3,831          3,680
    Provision for doubtful receivables         251            230
    Provision for discount on CRDA
     obligations, net                          122            144
    Net change in working capital accounts:
       Receivables                              92            953
       Inventories and prepaid expenses       (355)           320
       Accounts payable and accrued
        liabilities                         (3,390)        (6,699)
       Net change in deferred charges       (1,119)           198
      Net cash used in operating
       activities                           (5,176)        (3,424)

Cash flows from investing activities:
  Payments for construction capital
   expenditures                             (6,903)        (2,918)
  Payments for operating capital
   expenditures                             (1,230)          (138)
  Acquisition of other fixed assets         (9,199)        (2,382)
  Proceeds received from the sale of land        -        110,000
  Payments of merger costs                       -           (100)
  CRDA deposits and bond purchases            (651)          (673)
    Net cash provided by (used in)
     investing activities                  (17,983)       103,789

Cash flows from financing activities:
  Net repayments from (advances to)
   affiliates                               18,468         (4,943)
  Repayment of debt                         (1,617)      (106,492)
   Net cash provided by (used in)
    financing activities                    16,851       (111,435)

Net decrease in cash and cash equivalents   (6,308)       (11,070)
Cash and cash equivalents at beginning
 of period                                  25,160         50,814
Cash and cash equivalents at end
 of period                                $ 18,852      $  39,744


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

   While the accompanying interim financial information is unaudited, management of the Company believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the SINA 1998 Form 10-
K. The results of operations for the three-month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

   The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1998 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 39 through 53 of the SINA 1998 Form 10-K.

B. Reverse Repurchase Agreements:

   Cash equivalents at March 31, 1999 included $9.2 million of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which the Company had not taken delivery of the underlying securities. These agreements matured during the first week of April 1999.

C. Statements of Cash Flows:

   Supplemental disclosures required by Statement of Financial
Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                   Quarter Ended
                                                     March 31,
(In Thousands of Dollars)                        1999         1998
Interest paid, net of capitalization         $ 8,992      $14,720

Income taxes paid                                 70          213

Noncash investing and financing
 activities:

  Property and equipment acquired
   under capital lease obligations                 -        3,785

  Increase in liabilities
   for additions to other assets                  23           74
 ______________________________________________________________________
/TABLE

D. Comprehensive Income

   Comprehensive income is equal to net loss for all periods presented.

E. Commitments and Contingencies:

   Casino Reinvestment Development Authority ("CRDA")

   The New Jersey Casino Control Act, as amended, requires SINA to purchase bonds issued by the CRDA, or to make other investments authorized by the CRDA, in an amount equal to 1.25% of its gross gaming revenues, as defined. The CRDA bonds have interest rates ranging from 3.6% to 7.0% and have repayment terms of between 20 and 50 years.

   At March 31, 1999, SINA had $11.4 million face value of bonds issued by the CRDA and had $16.2 million on deposit with the CRDA.

   These bonds and deposits, net of an estimated discount to reflect the below-market interest rates payable on the bonds, are included in deferred charges and other assets in the accompanying Consolidated Balance Sheets.

   In February 1999, SINA entered into an agreement with the CRDA whereby the CRDA and the New Jersey Sports and Exposition Authority will work to coordinate the planning, design and renovation of the Atlantic City Boardwalk Convention Center (the "Project") into a 10,000 to 14,000 seat special events center.

   The Project is budgeted to cost $72.9 million to be funded in phases through direct investments from various Atlantic City casinos.
Of the total budgeted cost, SINA has agreed to invest $8.7 million which will be paid from funds SINA has or will have deposited with the CRDA to meet its bond obligations as described above. As of March 31, 1999, $1.4 million of the total amount deposited with the CRDA had been allocated to the Project. As the CRDA reallocates funds deposited by SINA to the Project, SINA will receive an investment credit reducing its obligation to purchase CRDA bonds in an equal amount.

   Purchase Commitments

   At March 31, 1999, the Company had unfunded contracts in place for capital expenditures of $15.2 million related to the renovation of the Resorts Casino Hotel (the "Renovation").

   Litigation

   SINA and certain of its subsidiaries are defendants in certain litigation. Except for items disclosed in the 1998 SINA 10-K, in the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Liquidity

   At March 31, 1999 the Company's current liabilities exceeded its current assets by $25.9 million. The Company's cash is required for day-to-day operations of the Resorts Casino Hotel, including approximately $15.0 million of currency and coin on hand which amount varies by days of the week, holidays and seasons.

   As described below, the Resorts Casino Hotel is undergoing a renovation project. Available cash balances in excess of those required for day to day operations have been utilized during the quarter to fund the Renovation. In addition, SINA drew funds available under an existing credit facility of an unconsolidated affiliated company
(affiliated by common ownership) to fund the Renovation and to purchase certain parcels of land.

Capital Expenditures and Resources

   As of March 31, 1999, extensive renovations have been made to the casino floor, hotel lobby, guest rooms and suites, and restaurants. Continued plans include adding an additional restaurant, VIP player lounge, an entertainment lounge and public area renovations. Each phase of the development is in various stages of completion, but is anticipated that substantially all work will be completed by June 30, 1999, subject to regulatory and other approvals. It is expected that the Renovation will cost approximately $50.0 million. As of March 31, 1999, the Company had spent $19.9 million on the Renovation. Of this amount $6.9 million was spent in the first quarter of 1999. Included in the $6.9 million was $338,000 of capitalized interest.

 Management believes that existing cash balances, the available borrowing facility of an unconsolidated affiliate and operating cash flows will provide the Company with sufficient resources to meet its foreseeable capital expenditure requirements and existing debt obligations with respect to current operations for at least the next twelve months.

RESULTS OF OPERATIONS - Quarter Ended March 1999 Compared to 1998

Revenues

     Casino and Resort Revenues

 Gaming revenues were $50.7 million for the first quarter of 1999, a decrease of $9.0 million or 15.1% from gaming revenues of $59.7 million for the comparable period in 1998. This decrease in gaming revenues consisted primarily of a decrease in slot revenue, and to a lesser extent, a decrease in table game revenues.

 Slot revenues were $34.6 million for the first quarter of 1999, a decrease of $8.1 million or 19.0% from $42.7 million for the comparable period in 1998. This decrease was due to a decrease in slot handle

(dollar amounts wagered) by $97.1 million or 20.6% to $373.7 million for the first quarter of 1999 from $470.8 million for the comparable period in 1998. Beginning in February, the property has been operating with over 25% of its slot machines off the casino floor at any one time. Further, poor weather during the quarter had the effect of depressing the property's operating results. For the duration of the Renovation, the Company will continue to shut down portions of the casino floor and take slot units off line.

 Table games revenues were $15.7 million for the first quarter of 1999, a decrease of $700,000 or 4.3% from $16.4 million for the comparable period in 1998. This decrease was due to a reduction in table games drop (the dollar amount of chips purchased) by $7.9 million or 7.5% to $98.1 million for the first quarter of 1999. The existing high-end pit was shut down on December 14, 1998 for renovation and a temporary location was added to the casino floor. Additionally, the Company continues to add, remove, and relocate table game units as a result of the Renovation. Casino revenues from other sources were not significant in either period.

 Other casino and resort related revenues were $10.3 million for the first quarter of 1999, a decrease of $1.7 million or 14.2% from $12.0 million for the comparable period of 1998. Other casino and resort related revenues include revenues from rooms, food and beverage, and miscellaneous items. The decrease is primarily attributable to a $400,000 or 6.3% decrease in food and beverage revenues to $5.9 million for the first quarter of 1999. The food and beverage revenue decrease is primarily due to a $368,000 decrease in complimentary items given to patrons associated with decreased gaming activity compared to the comparable period of 1998. Also contributing to the decrease is a $505,000 decrease in entertainment revenue. Due to the Renovation, the Company has taken an average of 45 hotel rooms, of its existing inventory of 658 hotel rooms, out of service and reduced the number of high volume restaurants available.

 Tour Operations

 Revenues from tour operations increased by $2.6 million, or 75.7%, over the previous year. The Company's tour operator subsidiary significantly expanded its operations in response to the expansion of the resort operations of a subsidiary of SIHL located in The Bahamas.

 Management Fees and Other Income

 Management fees and other income increased by $2.8 million over the previous year. In the first quarter of 1999, management fees included $4.0 million for services provided to certain unconsolidated affiliated companies, compared to $935,000 for the first quarter of 1998. This increase in revenues was primarily due to changes in the management services agreement. The increase in management fees was partially offset by a decrease in other income as the first quarter of 1998 included rental income of $754,000 for land sold by the Company in February 1998.

Expenses

 Casino Expenses

 Casino expenses were $36.3 million for the first quarter of 1999, a decrease of $1.5 million or 4.0% from expenses of $37.8 million for the comparable period in 1998. This represents costs and expenses associated with table games, slot operations and gaming taxes and fees. The decrease is directly attributable to management's focus on reducing costs associated with the decrease in revenues.

 Selling, General and Administrative

 Selling, general and administrative costs decreased by $1.2 million from the previous year. This was primarily due to a decrease of $1.9 million in selling, general and administrative costs at the Resorts Casino Hotel due to a reduction in payroll and related costs as well as numerous other administrative costs, none of which were individually significant.

 Other Income (Expense)

 The decrease in interest income is due to reduced bank interest earned as excess cash was utilized for the Renovation.

 The decrease in interest expense is primarily due the repayment of the Company's non-recourse debt on February 28, 1998. In addition, in the first quarter of 1999, interest expense is net of $338,000 of capitalized interest related to the Renovation.

 Year 2000 Compliance

 The Company utilizes software and related technologies in parts of its business that may be affected by the date change in the year 2000 ("Y2K"). The Company is continuing to address the impact of Y2K on its computer programs, resort facilities and third party suppliers. SIHL has established a dedicated Year 2000 Program Office and has contracted with independent consultants to coordinate the compliance efforts at each of its subsidiaries and ensure that the project status is monitored and reported throughout the organization.

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

 To date, SIHL estimates that it has spent approximately $1.3 million on Y2K efforts across all areas and expects to spend a total of approximately $2.0 million when complete. SIHL expects to fund Y2K costs through operating cash flows. All system costs associated with Y2K are expensed as incurred.

 The Company presently believes that upon remediation of its business software applications, as well as other equipment, the Y2K issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or vendors is not sufficient, the Y2K issue could have a material impact on the Company's operations including, but not limited to the provision of adequate utility services at the resort, resulting in loss of revenue, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. The Company has initiated business continuity and recovery plans which address these issues as far as can be practical.

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

   New Accounting Prouncements

   In the first quarter of 1999, the Company adopted Statement of Position 98-5 which states that all start up costs will be charged to expense as incurred. Adoption of this Statement of Position did not have a material impact on the consolidated financial statements.

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

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

   The following is an update of the status of certain litigation which was previously described in "Item 3. Legal Proceedings" of the SINA 1998 Form 10-K.

David Goldkrantz vs. Merv Griffin, Sun International Hotels Limited, et al.

   On April 5, 1999, the U.S. District Court for the Southern District of New York granted the Company's Motion for Summary Judgment dismissing the Goldkrantz litigation in its entirety. Goldkrantz filed suit against the Company and its affiliates in December 1997, alleging that the Proxy Statement and Prospectus issued by Sun International Hotels Limited and the Company in November 1996, in connection with their merger, was false and misleading with regard to statements made about a license and services agreement entered into between Griffin Gaming & Entertainment and The Griffin Group.

   Since the U.S. District Court's dismissal, Goldkrantz has filed an appeal with the U.S. Court of Appeals.

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits

   The following Part I exhibits are filed herewith:

   Exhibit
   Number                        Exhibit

   (27)       Financial data schedule as of March 31, 1999.

b. Reports on Form 8-K

   No Current Report on Form 8-K was filed by SINA covering an event during the first quarter of 1999. No amendments to previously filed Forms 8-K were filed during the first quarter of 1999.

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


                         SUN INTERNATIONAL NORTH AMERICA, INC.
                                     (Registrant)





                         /s/ John Allison
                         John Allison
                         Executive Vice President - Finance
                         (Authorized Officer of Registrant
                         and Chief Financial Officer)


Date: May 13, 1999

                 SUN INTERNATIONAL NORTH AMERICA, INC.

                  Form 10-Q for the quarterly period
                         ended March 31, 1999


                             EXHIBIT INDEX


Exhibit
Number               Exhibit               Page Number in Form 10-Q

(27)  Financial data schedule              Page 16
      as of March 31, 1999.