Form 10-Q
period 1999-06-30
SUN INTERNATIONAL NORTH AMERICA INC
filed 1999-08-12
CIK 83394

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

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

                                                             Yes  X     No

                                  - continued -

                      Exhibit Index is presented on page 17

                            Total number of pages 17

--------------------------------------------------------------------------------
                                                        17
--------------------------------------------------------------------------------

Number of shares  outstanding of registrant's  common stock as of June 30, 1999:
100, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

                      SUN INTERNATIONAL NORTH AMERICA, INC.
                                   FORM 10-Q
                                     INDEX


                                                                Page Number

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                   at June 30, 1999 and
                   December 31, 1998                                  4

                  Consolidated Statements of
                   Operations for the Three Months
                   and Six Months Ended June 30,
                   1999 and 1998                                      5

                  Consolidated Statements of
                   Cash Flows for the Six Months
                   Ended June 30, 1999 and 1998                       6


                  Notes to Consolidated
                   Financial Statements                               7

         Item 2.  Management's Discussion and
                   Analysis of Financial
                   Condition and Results of
                   Operations                                        10

Part II.  Other Information

         Item 1.  Legal Proceedings                                  14

         Item 6.  Exhibits and Reports on
                   Form 8-K                                          15

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

             SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (In Thousands of Dollars, except par value)

                                           June 30,       December 31,
                                             1999            1998

                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ...........   $  19,123       $  25,160
  Receivables, less allowance for
   doubtful accounts of $1,989
   and $2,436 .........................      10,208           8,088
  Inventories .........................       1,744           1,523
  Prepaid expenses .............. .....       4,295           2,091
  Due from affiliates .................           -          10,096
                                          ---------       ---------
                                             35,370          46,958
Land held for investment,
 development or resale ................      66,225          56,839
Property and equipment, net of
 accumulated depreciation of $26,339
 and $22,843 ..........................     287,222         262,694
Deferred charges and other assets,
 net ..................................      39,689          22,604
Goodwill, net .........................      95,176          96,871
                                          ---------       ---------
                                          $ 523,682       $ 485,966
                                          =========       =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt . $   2,182       $   2,235
  Accounts payable and accrued
   liabilities .........................    53,070          46,385
                                         ---------       ---------
                                            55,252          48,620
                                         ---------       ---------
Long-term debt, net of current
 maturities ............................   246,951         205,940
                                         ---------       ---------
Deferred income taxes ..................    42,223          42,253
                                         ---------       ---------

Shareholder's equity:
  Common stock - $.01 par value .........        -               -
  Capital in excess of par ..............  192,635         193,008
  Accumulated deficit ...................  (13,379)         (3,855)
                                         ---------       ---------
                                           179,256         189,153
                                         ---------       ---------
                                         $ 523,682       $ 485,966
                                         =========       =========

See notes to consolidated financial statements.


             SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                    Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                     1999         1998      1999        1998
Revenues:
  Casino                            $54,209     $59,257    $104,895    $118,998
  Rooms                               3,593       4,064       6,098       7,006
  Food and beverage                   6,449       6,625      12,316      12,940
  Other casino/hotel revenues         2,159       2,535       4,128       5,315
                                    -------     -------    --------    --------
                                     66,410      72,481     127,437     144,259
  Less promotional allowances        (6,192)     (6,946)    (11,866)    (13,440)
                                    -------     -------    --------    --------
    Net casino and resort
     revenues                        60,218      65,535     115,571     130,819
  Tour operations                     6,116       3,591      12,133       7,016
  Management fees and other income    3,824         935       8,304       2,624
                                    -------     -------    --------    --------
                                     70,158      70,061     136,008     140,459
                                    -------     -------    --------    --------
Expenses:
  Casino                             37,343      37,164      73,657      74,979
  Rooms                                 656         780       1,283       1,708
  Food and beverage                   4,353       4,029       8,112       7,799
  Other casino/hotel operating
   expenses                           7,188       7,648      14,163      15,375
  Tour operations                     5,933       3,311      11,806       6,455
  Selling, general and
   administrative                    10,400       8,343      20,327      19,449
  Depreciation and amortization       4,202       3,774       7,897       7,331
  Pre-opening expenses                1,063           -       1,063           -
                                    -------     -------    --------   ---------
                                     71,138      65,049     138,308     133,096
                                    -------     -------    --------    --------

Operating income (loss)                (980)      5,012      (2,300)      7,363

Other income (expense):
  Interest income                       381         556       1,030       2,652
  Interest expense, net              (4,317)     (4,875)     (8,252)    (11,278)
                                    -------      ------    --------    --------

Earnings (loss) before
 income taxes                        (4,916)        693      (9,522)     (1,263)
Income tax benefit (expense)              -         294          (2)          -
                                    -------     -------    --------    --------

Net earnings (loss)                 $(4,916)    $   987    $ (9,524)  $  (1,263)
                                    =======     =======    ========   =========

See notes to consolidated financial statements.


                SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)

                                                    Six Months Ended June 30,
                                                       1999           1998
Cash flows from operating activities:
  Reconciliation of net loss to net
   cash provided by (used in) operating activities:
    Net loss                                        $ (9,524)      $  (1,263)
    Depreciation and amortization                      8,051           7,580
    Provision for doubtful receivables                   382             305
    Provision for discount on CRDA
     obligations, net                                    255             288
    Net change in working capital accounts:
      Receivables                                     (1,688)          1,064
      Inventories and prepaid expenses                (2,425)         (1,061)
      Accounts payable and accrued liabilities         1,888          (4,397)
    Net change in deferred charges                    (1,160)            144
    Net change in deferred tax liability                 (30)           (935)
                                                    --------       ---------
     Net cash provided by (used in) operating
      activities                                       (4,251)         1,725
                                                    --------       ---------

Cash flows from investing activities:
  Payments for construction capital expenditures     (23,665)         (4,376)
  Payments for operating capital expenditures         (2,624)         (2,489)
  Acquisition of other fixed assets                   (9,386)         (6,429)
  Deposit on purchase of Desert Inn                  (15,272)              -
  Proceeds received from the sale of land                  -          110,000
  Payments of merger costs                                 -             (711)
  CRDA deposits and bond purchases                    (1,263)          (1,420)
                                                    --------        ---------
     Net cash provided by (used in) investing
      activities                                     (52,210)          94,575
                                                    --------        ---------

Cash flows from financing activities:
  Borrowings                                          42,011                -
  Advances from (repayments to) affiliates            10,216          (17,791)
  Repayment of debt                                   (1,803)        (107,001)
                                                    --------        ---------
    Net cash provided by (used in) financing
     activities                                       50,424         (124,792)
                                                    --------        ---------

Net decrease in cash and cash equivalents             (6,037)         (28,492)
Cash and cash equivalents at beginning of period      25,160           50,814
                                                    --------        ---------
Cash and cash equivalents at end of period          $ 19,123        $  22,322
                                                    ========        =========


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

         While the accompanying interim financial information is unaudited, management of the Company believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the SINA 1998 Form 10-K. The results of operations for the three month and six month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

         The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1998 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 39 through 53 of the SINA 1998 Form 10-K.

B.       Recent Events - Nevada:

         On May 17, 1999, the Company and SIHL entered into an Asset and Land Purchase Agreement (the "DI Purchase Agreement") with Starwood Hotels and Resorts Worldwide ("Starwood") pursuant to which SIHL has agreed to acquire the Desert Inn Hotel and Casino (the "Desert Inn") in Las Vegas for $275 million. The all cash transaction is subject to the satisfaction of various conditions contained in the DI Purchase Agreement, including receipt by the Company and SIHL of a gaming license in Nevada. The Company has been advised by counsel that the licensing process in Nevada could take up to 18 months. Upon consummation of this transaction, the Desert Inn will be wholly-owned by SINA.

         Pursuant to the DI Purchase Agreement, SIHL has agreed to acquire all of the assets of Starwood that comprise the Desert Inn, including, a 715-room hotel, casino, spa and country club situated on 25 acres, an 18 hole championship golf course on approximately 140 acres and a further 32 acres of undeveloped land on the Las Vegas Strip located across from the 3,036-room
Venetian Resort Hotel and Casino and the 1.2 million square foot Sands Convention Center. The Desert Inn facilities are in excellent condition, having undergone a $200 million expansion and renovation in 1997.

         As   part   of the  transaction,  SIHL and  Starwood  will  enter  into a marketing alliance, pursuant to which SIHL's properties on Paradise Island and the Desert Inn will be included in Starwood's Preferred Guest Program. SIHL and Starwood also agreed to establish a joint venture with the intention of developing 350 timeshare units at the Desert Inn.

     On June 1, 1999, SINA paid $15 million into an escrow account as a deposit, which amount plus interest will be credited towards the $275 million purchase price at the closing of the transaction. This deposit is included in deferred charges and other assets in the accompanying Consolidated Balance Sheets. At the closing, Starwood has agreed that the Desert Inn will be transferred with $5 million of working capital, as defined. In addition, SIHL has agreed to pay to Starwood interest on the $275 million purchase price for the period beginning on the date the sale of Starwood's Caesar's operations to Park Place Entertainment is consummated and ending on the date the DI Purchase Agreement is consummated at an annual interest rate equal to the lesser of (i) the interest rate for revolving loans under Starwood's bank credit agreement or (ii) 7.00% per annum. In the event the closing of the DI Purchase Agreement does not occur until after July 17, 2000, interest on the purchase price thereafter shall accrue at 10%.

          SIHL intends to finance the payment of amounts due under the DI Purchase Agreement by using cash flow from operations of its consolidated group, repayments of subordinated notes receivable held by SIHL, drawing on existing bank lines and accessing capital markets.

C.       Reverse Repurchase Agreements:

     Cash equivalents at June 30, 1999 included $6.3 million of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which the Company had not taken delivery of the underlying securities. These agreements matured during the first week of July 1999.

D        Statements of Cash Flows:

     Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                  Six Months Ended
                                                       June 30,
(In Thousands of Dollars)                         1999         1998
------------------------------------------------------------------------
Interest paid, net of capitalization            $8,479         $14,851
Income taxes paid, net                             129           1,198
Noncash investing and financing
 activities:
  Refinancing of capital lease obligation        1,444               -
  Property and equipment acquired under
   capital lease obligation                        738               -
  Increase in liabilities
   for additions to other assets                    27              71
------------------------------------------------------------------------

E.       Comprehensive Income

     Comprehensive income is equal to net earnings (loss) for all periods presented.

F.       Reclassifications

         Certain reclassifications have been made to the 1998 balances to conform with the current year presentation.

G.       Commitments and Contingencies:

         Casino Reinvestment Development Authority (the "CRDA")

         The New Jersey Casino Control Act, as amended, requires the Company to purchase bonds issued by the CRDA, or to make other investments authorized by the CRDA, in an amount equal to 1.25% of its gross gaming revenues, as defined. The CRDA bonds have interest rates ranging from 3.6% to 7.0% and have repayment terms of between 20 and 50 years.

         At June 30, 1999, SINA had $11.4 million face value of bonds issued by the CRDA and had $16.8 million on deposit with the CRDA. These bonds and deposits, net of an estimated discount to reflect the below-market interest rates payable on the bonds, are included in deferred charges and other assets in the accompanying Consolidated Balance Sheets.

         In February 1999, the Company and various Atlantic City casinos entered into agreements with the CRDA to invest in a project the CRDA and the New Jersey Sports and Exposition Authority are planning, to renovate the existing Atlantic City Boardwalk Convention Center into a 10,000 to 14,000 seat special events center (the "Project").

         The Project is budgeted to cost $72.9 million and will be funded in phases through direct investments from various Atlantic City casinos, including the Company. Of the total budgeted cost, the Company has agreed to invest $8.7 million in cash which will be paid from funds the Company has or will have deposited with the CRDA to meet its investment obligations as described above. As of June 30, 1999, $1.4 million of the total amount deposited with the CRDA by the Company had been allocated to the Project. As the CRDA allocates funds deposited by the Company to the Project, the Company will receive an investment credit reducing its obligation to purchase CRDA bonds in an equal amount.

         Purchase Commitments

         At June 30, 1999, the Company had unfunded contracts in place for capital expenditures of $4.9 million related a renovation of the Resorts Casino Hotel (the "Renovation").

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Liquidity

         At June 30, 1999 the Company's current liabilities exceeded its current assets by $19.9 million. The Company's cash is required for day-to-day operations of the Resorts Casino Hotel, including approximately $15.0 million of currency and coin on hand which amount varies by days of the week, holidays and seasons.

         As described below, in early July 1999, the Company substantially completed the Renovation. Available cash balances in excess of those required for day to day operations have been utilized during the quarter to fund the Renovation. In addition, the Company drew funds available under an existing credit facility as necessary to meet its cash requirements. This credit facility is also available to certain of the Company's unconsolidated affiliates.

  Capital Expenditures and Resources

         As of July 5, 1999, substantially all of the Renovation was completed. This included extensive renovations to the casino floor, hotel lobby, guestrooms and suites, room corridors, restaurants the hotel porte cochere and public areas. In addition, three new theme restaurants were created, replacing two older restaurants, and a VIP player lounge was constructed. The Company plans to renovate the entertainment lounge, which is scheduled to commence in early January 2000 and is anticipated to be completed during the first quarter of 2000. The total cost of the Renovation, including the work scheduled for early 2000, is expected to be approximately $52.0 million. As of June 30, 1999, the Company had spent $36.6 million on the Renovation, and of this amount, $23.5 million was spent in the first six months of 1999.

         Management believes that existing cash balances, the available credit facility and operating cash flows will provide the Company with sufficient resources to meet its foreseeable capital expenditure requirements and existing debt obligations with respect to current operations for at least the next twelve months.

RESULTS OF OPERATIONS

Revenues

         Second Quarter and First Half of 1999 Compared to 1998

         Atlantic City Casino and Resort Revenues

         Casino revenues were down $5.0 million (8.5%) for the second quarter and $14.1 million (11.9%) for the first half of 1999. The decrease in both periods was primarily due to lower slot revenues and, to a lesser extent, a decrease in table game revenues.

         Slot revenues were lower by $3.5 million (7.9%) for the second quarter and $11.6 million (13.3%) for the first half due to a decrease in slot handle (dollar amounts wagered). Commencing in February 1999, the Company took out of service and/or removed from the floor as many as 800 slot units from time to time in order to renovate the existing casino floor. During the second quarter of 1999, Resorts had an average of 1,901 slot units in service compared to 2,244 units during the same period of 1998 as a result of the Renovation.

         Table games revenues were lower by $1.5 million (10.5%) for the second quarter and $2.2 million (7.2%) for the first half due to a decrease in table game drop (the dollar amount of chips purchased). Throughout the second quarter, the Company continued to add, remove, and relocate table game units due to the Renovation. As a result, there was an average of 64 table games units in service compared to 78 units during the second quarter of 1998.

         The Company also experienced slight decreases in rooms, food and beverage and other casino and resort revenues, in both the second quarter and first half, as a result of the Renovation. Throughout the year, in order to complete the renovation of its existing hotel rooms, the Company took out of service an average of 45 rooms, of its existing inventory of 658 rooms.

         Tour operations

         Revenues from tour operations increased by $2.5 million (70.3%) for the second quarter and by $5.1 million (72.9%) for the first half. These increases were the result of the Company's tour operator subsidiary significantly expanding its operations in response to the expansion of the resort operations of a subsidiary of SIHL located in The Bahamas.

         Management Fees and Other Income

         Management fees and other income increased by $2.9 million in the second quarter and $5.7 million in the first half. This increase in revenues was primarily due to changes in the management services agreement. The increase in management fees for the first half was partially offset by a decrease in other income as the first half of 1998 included rental income of $754,000 for land sold by the Company in February 1998.

Expenses

         Atlantic City Casino and Resort Revenues

         While casino revenues in the second quarter were down, casino expense increased slightly. This was due to increased promotional costs which more than offset a decrease of $500,000 in casino win tax which is based on a percentage of casino win. During the second quarter management decided to increase cash and coin promotions to entice patrons during the Renovation. Casino expense was lower by $1.3 million for the first half due to lower casino win tax.

         Selling, general and administrative

         Selling, general and administrative costs increased by $2.1 million in the second quarter and $878,000 in the first half. This was due primarily to an increase in corporate payroll and related costs, as well as numerous other administrative costs, none of which were individually significant.

          Pre-opening expenses

          Pre-opening expenses of $1.1 million were incurred in the second quarter related to the grand opening of the Renovation, which occurred in July 1999, and which primarily comprised advertising costs. Other Income (Expense).

          Other Income (Expense)

         Interest expense was lower by $3.0 million in the first half. Interest expense in 1998 included $1.5 million of interest costs on the Company's non-recourse debt which was redeemed in February 1998. In the first half of 1999, interest costs capitalized in connection with the Renovation amounted to $907,000.


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

         To date, SIHL estimates that it has spent approximately $1.6 million on Y2K efforts across all areas and expects to spend a total of approximately $2.0 million when complete. SIHL expects to fund Y2K costs through operating cash flows. All system costs associated with Y2K are expensed as incurred.

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

FORWARD LOOKING STATEMENTS

         The statements contained herein include forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section  21E  of  the  Securities  Exchange  Act  of  1934,  as  amended.  These forward-looking statements are based on current expectations, estimates, projections, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), availability of financing, democratic or global economic conditions, pending litigation, changes in tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

         The following is an update of the status of certain litigation which was previously described in "Item 3. Legal Proceedings" of the SINA 1998 Form 10-K.

David Goldkrantz vs. Merv Griffin, Sun International Hotels Limited, et al.

         As reported in SINA's Form 10-Q for the quarterly period ended March 31, 1999, on April 5, 1999, the U.S. District Court for the Southern District of New York granted the Company's Motion for Summary Judgment dismissing the Goldkrantz litigation in its entirety. Since the U.S. District Court's dismissal, Goldkrantz has filed an appeal with the U.S. Court of Appeals. There have been no further developments in this case.

US District Court Action - SINA v. Lowenschuss

         On June 30, 1999 the United States Court of Appeals for the Third Circuit upheld the March 26, 1998 decision of the U.S. District Court for the District of New Jersey dismissing the Company's lawsuit against Lowenschuss. The Company intends to file a Petition for Certiorari to the United States Supreme Court.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         The following Part I exhibits are filed herewith:

         Exhibit
         Number                              Exhibit
         (10) Asset and Land Purchase Agreement between Sheraton Desert Inn Corporation, Starwood Hotels and Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sun International Hotels Limited and Sun International, Nevada Inc. dated as of May 17, 1999 (Incorporated by reference to Exhibit 3.1 of Sun International Hotels Limited Form 20-F for the fiscal year ended December 31, 1998 in file No. 0-22794).

         (27)              Financial data schedule as of June 30, 1999.

b.       Reports on Form 8-K

         No Current Report on Form 8-K was filed by SINA covering an event during the second quarter of 1999. No amendments to previously filed Forms 8-K were filed during the second quarter of 1999.

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


                                           SUN INTERNATIONAL NORTH AMERICA, INC.
                                                        (Registrant)




                                            /s/ John Allison
                                            John Allison
                                            Executive Vice President - Finance
                                            (Authorized Officer of Registrant
                                            and Chief Financial Officer)


Date: August 12, 1999

                      SUN INTERNATIONAL NORTH AMERICA, INC.

                       Form 10-Q for the quarterly period
                              ended June 30, 1999


                                 EXHIBIT INDEX


Exhibit
Number     Exhibit                                  Page Number in Form 10-Q


(10)    Asset and Land Purchase                     (Incorporated by
        Agreement between Sheraton                  reference to Exhibit
        Desert Inn Corporation, Starwood            3.1 of Sun International
        Hotels and Resorts Worldwide, Inc.,         Hotels Limited Form 20-F
        Sheraton Gaming Corporation, Sun            for the fiscal year ended
        International Hotels Limited and            December 31, 1998 in File
        Sun International, Nevada Inc.              No. 0-22794).
        dated as of May 17, 1999.

(27)    Financial data schedule as of
        June 30, 1999.                              Page 18