Form 10-Q
period 1999-09-30
SUN INTERNATIONAL NORTH AMERICA INC
filed 1999-11-12
CIK 83394

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------              ------------

Commission File No. 1-4748

                      Sun International North America, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                      59-0763055
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

1415 E. Sunrise Blvd., Ft. Lauderdale, FL                   33304
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
                                                             Yes  X  No
                                                                 ---   ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                             Yes  X  No
                                                                 ---   ---


                                  - continued -

                            Total number of pages 18
                           Exhibit index is on page 17

Number of shares outstanding of registrant's common stock as of September 30, 1999: 100, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

                      SUN INTERNATIONAL NORTH AMERICA, INC.
                                    FORM 10-Q
                                      INDEX

                                                      Page Number

Part I.  Financial Information

      Item 1.     Financial Statements

                  Consolidated Balance Sheets
                    at September 30, 1999 and
                    December 31, 1998                     4

                  Consolidated Statements of
                    Operations for the Quarter
                    and Three Quarters Ended
                    September 30, 1999 and 1998           5

                  Consolidated Statements of
                   Cash Flows for the Three
                   Quarters Ended September 30,
                   1999 and 1998                          6


                  Notes to Consolidated
                    Financial Statements                  7

      Item 2.     Management's Discussion and
                    Analysis of Financial
                    Condition and Results of
                    Operations                           10

Part II.  Other Information

      Item 1.     Legal Proceedings                      15

      Item 6.     Exhibits and Reports on
                   Form 8-K                              15

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

            SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (In Thousands of Dollars, except par value)

                                             September 30,      December 31,
                                                  1999              1998
                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $ 22,013        $ 25,160
  Receivables, less allowance for
   doubtful accounts of $2,079
   and $2,436                                      11,842           8,088
  Inventories                                       1,798           1,523
  Prepaid expenses                                  3,945           2,091
  Due from affiliates                               3,625          10,096
                                                 --------        --------
                                                   43,223          46,958

Land held for investment,
 development or resale                             62,272          56,839
Property and equipment, net of
 accumulated depreciation of $30,512
 and $22,843                                      290,318         262,694
Deferred charges and other assets, net             39,978          22,604
Goodwill, net                                      94,515          96,871
                                                 --------        --------
                                                 $530,306        $485,966
                                                 ========        ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt           $    928        $  2,235
  Accounts payable and accrued
   liabilities                                     43,052          46,385
                                                 --------        --------
                                                   43,980          48,620
                                                 --------        --------

Long-term debt, net of current
 maturities                                       272,373         205,940
                                                 --------        --------

Deferred income taxes                              42,223          42,253
                                                 --------        --------

Shareholder's equity:
  Common stock - $.01 par value                         -               -
  Capital in excess of par                        192,635         193,008
  Accumulated deficit                             (20,905)         (3,855)
                                                 --------        --------
                                                  171,730         189,153
                                                 $530,306        $485,966
                                                 ========        ========
See notes to consolidated financial statements.


            SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In Thousands of Dollars)
                                   (Unaudited)
                                   Quarter Ended      Three Quarters Ended
                                   September 30,           September 30,
                                    1999      1998      1999      1998
 Revenues:
  Casino                          $63,804  $63,324    $168,699    $182,322
  Rooms                             5,011    5,307      11,109      12,313
  Food and beverage                 7,573    7,514      19,889      20,454
  Other casino/hotel                1,981    3,657       6,109       8,972
                                  -------  -------    --------    --------
                                   78,369   79,802     205,806     224,061
  Less promotional allowances      (8,518)  (8,662)    (20,384)    (22,102)
                                  -------  -------    --------    --------
    Net casino and resort
     revenues                      69,851   71,140     185,422     201,959
  Tour operations                   6,339    3,274      18,472      10,290
  Management fees and
   other income                     3,002    1,950      11,306       4,574
                                  -------  --------   --------    --------

                                   79,192   76,364     215,200     216,823
                                  -------  -------    --------    --------
Expenses:
  Casino                           42,022   37,312     115,679     112,291
  Rooms                               589      850       1,872       2,558
  Food and beverage                 3,704    4,712      11,816      12,511
  Other operating                   7,802    7,879      21,965      23,254
  Tour operations                   6,119    3,018      17,925       9,473
  Selling, general and
   administrative                  10,784    9,571      31,111      29,020
  Depreciation and amortization     4,984    4,095      12,881      11,426
  Pre-opening expenses              4,335        -       5,398           -
                                  -------  -------    --------    --------
                                   80,339   67,437     218,647     200,533
                                  -------  -------    --------    --------

Operating income (loss)            (1,147)   8,927      (3,447)     16,290
Other income (expense):
  Interest income                     393      491       1,423       3,143
  Interest expense, net            (6,649)  (4,888)    (14,901)    (16,166)
  Other                              (123)       -        (125)          -
                                  -------  -------    --------    --------

Net earnings (loss)               $(7,526) $ 4,530    $(17,050)   $  3,267
                                  =======  =======    ========    ========

See notes to consolidated financial statements.

                  SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands of Dollars)
                                        (Unaudited)

                                                     Three Quarters Ended
                                                         September    30,
                                                   -------------------------
                                                     1999            1998
                                                   --------       ----------
Cash flows from operating activities:
  Reconciliation of net earnings (loss) to net
   cash provided by (used in) operating
    activities:
    Net earnings (loss)                            $(17,050)      $   3,267
    Depreciation and amortization                    13,166          11,802
    Provision for doubtful receivables                  667             535
    Provision for discount on CRDA obligations,
     net                                                412             444
    Net change in working capital accounts:
      Receivables                                    (3,607)            382
      Inventories and prepaid expenses               (2,129)           (516)
      Accounts payable and accrued liabilities       (4,959)        (11,345)
    Net change in deferred charges                     (876)             62
    Net change in deferred tax liability                (30)         (1,435)
                                                   --------       ---------
     Net cash provided by (used in) operating
      activities                                    (14,406)          3,196
                                                   --------       ---------

Cash flows from investing activities:
  Payments for construction capital expenditures    (31,787)         (6,469)
  Payments for operating capital expenditures        (5,548)         (4,776)
  Acquisition of other fixed assets                  (9,433)         (8,693)
  Desert Inn acquisition costs                      (15,638)              -
  Proceeds received from the sale of land             4,200         110,000
  Payments of merger costs                                -            (745)
  CRDA deposits and bond purchases                   (1,943)         (2,164)
                                                   --------        --------
    Net cash provided by (used in) investing
     activities                                     (60,149)         87,153
                                                   --------       ---------


Cash flows from financing activities:
  Borrowings                                         31,000               -
  Advances from (repayments to) affiliates           48,591         (10,350)
  Repayment of debt                                  (8,183)       (107,702)
                                                   --------       ---------
    Net cash provided by (used in) financing
     activities                                      71,408        (118,052)
                                                   --------       ---------

Net decrease in cash and cash equivalents            (3,147)        (27,703)
Cash and cash equivalents at beginning of period     25,160          50,814
                                                   --------       ---------
Cash and cash equivalents at end of period         $ 22,013       $  23,111
                                                   ========       =========

See notes to consolidated financial statements.

                  SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    General:
      -------
      The accompanying consolidated interim financial statements, which are unaudited, include the operations of Sun International North America, Inc. ("SINA") and its subsidiaries. The term "Company" as used herein includes SINA and its subsidiaries. SINA is a wholly owned subsidiary of Sun International Hotels Limited ("SIHL").

      While the accompanying interim financial information is unaudited, management of the Company believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the SINA 1998 Form 10-K. The results of operations for the three month and nine month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

      The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1998 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 39 through 53 of the SINA 1998 Form 10-K.

B.    Recent Events - Nevada:
      ----------------------
      On May 17, 1999, the Company and SIHL entered into an Asset and Land Purchase Agreement (the "DI Purchase Agreement") with Starwood Hotels and Resorts Worldwide ("Starwood") pursuant to which SIHL has agreed to acquire the Desert Inn Hotel and Casino (the "Desert Inn") in Las Vegas for $275 million. The all cash transaction is subject to the satisfaction of various conditions contained in the DI Purchase Agreement, including receipt by the Company and SIHL of a gaming license in Nevada. The Company has been advised by counsel that the licensing process in Nevada could take up to 18 months. Upon consummation of this transaction, the Desert Inn will be wholly-owned by SINA.

      Pursuant to the DI Purchase Agreement, SIHL has agreed to acquire all of the assets of Starwood that comprise the Desert Inn, including, a 715-room hotel, casino, spa and country club situated on 25 acres, an 18 hole championship golf course on approximately 140 acres and a further 32 acres of undeveloped land on the Las Vegas Strip located across from the 3,036-room
Venetian Resort Hotel and Casino and the 1.2 million square foot Sands Convention Center. The Desert Inn facilities underwent a $200 million expansion and renovation in 1997.

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

       SIHL intends to finance the payment of amounts due under the DI Purchase Agreement by using cash flow from operations of its consolidated group, repayments of subordinated notes receivable held by SIHL and drawing on existing bank lines. In that regard, SIHL recently amended its previous $375 million credit facility to allow for borrowings up to $625 million, subject to certain covenants and restrictions.

C.    Reverse Repurchase Agreements:
      -----------------------------
     Cash equivalents at September 30, 1999 included $10.4 million of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which the Company had not taken delivery of the underlying securities. These agreements matured during the first week of October 1999.

D.    Statements of Cash Flows:
      ------------------------
      Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                 Three Quarters Ended
                                                     September 30,
                                               -------------------------
(In Thousands of Dollars)                        1999           1998
------------------------------------------------------------------------
Interest paid, net of capitalization           $19,609         $24,228
Income taxes paid                                  155           1,753
Noncash investing and financing
 activities:
  Refinancing of capital lease obligation        1,444
  Property and equipment acquired under
   capital lease obligation                        938
  Increase in liabilities
   for additions to other assets                   153            118
------------------------------------------------------------------------

E.    Comprehensive Income:
      --------------------
      Comprehensive income is equal to net earnings (loss) for all periods presented.

F.    Reclassifications:
      -----------------
      Certain reclassifications have been made to the 1998 balances to conform with the current year presentation.

G.    Commitments and Contingencies:
      -----------------------------
      Casino Reinvestment Development Authority (the "CRDA")
      ------------------------------------------------------
      The New Jersey Casino Control Act, as amended, requires the Company to purchase bonds issued by the CRDA, or to make other investments authorized by the CRDA, in an amount equal to 1.25% of its gross gaming revenues, as defined. The CRDA bonds have interest rates ranging from 3.6% to 7.0% and have repayment terms of between 20 and 50 years.

      At September 30, 1999, SINA had $8.0 million face value of bonds issued by the CRDA and had $17.5 million on deposit with the CRDA. These bonds and deposits, net of an estimated discount to reflect the below-market interest rates payable on the bonds, are included in deferred charges and other assets in the accompanying Consolidated Balance Sheets.

      In February 1999, the Company and various Atlantic City casinos entered into agreements with the CRDA to invest in a project the CRDA and the New Jersey Sports and Exposition Authority are planning, to renovate the existing Atlantic City Boardwalk Convention Center into a 10,000 to 14,000 seat special events center (the "Project").

      The Project will be funded in phases through direct investments from various Atlantic City casinos, including the Company. Of the total budgeted cost, the Company has agreed to invest $8.7 million in cash which will be paid from funds the Company has or will have deposited with the CRDA to meet its investment obligations as described above. As of September 30, 1999, $1.8 million of the total amount deposited with the CRDA by the Company had been allocated to the Project. As the CRDA allocates funds deposited by the Company to the Project, the Company will receive an investment credit reducing its obligation to purchase CRDA bonds in an equal amount.

      Purchase Commitments
      --------------------
      At September 30, 1999, the Company had unfunded contracts in place for capital expenditures of $3.0 million related a renovation of the Resorts Casino Hotel (the "Renovation").

      Litigation
      ----------
      SINA and certain of its subsidiaries are defendants in certain litigation. Except for items disclosed in the 1998 SINA 10-K, in the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------
Liquidity
---------
      At September 30, 1999 the Company's current liabilities exceeded its current assets, which included unrestricted cash and equivalents of $22.0 million, by $.8 million. The Company's cash is required for day-to-day operations of the Resorts Casino Hotel, including approximately $15 million of currency and coin on hand which amount varies by days of the week, holidays and seasons.

      As described below, in early July 1999, the Company substantially completed the Renovation. Available cash balances in excess of those required for day to day operations were utilized during the quarter to fund the Renovation. In addition, the Company drew funds available under an existing credit facility as necessary to meet its cash requirements. This credit facility is also available to certain of the Company's unconsolidated affiliates.

Capital Expenditures and Resources
----------------------------------
      As of July 5, 1999, substantially all of the Renovation was completed. This included extensive renovations to the casino floor, hotel lobby, guestrooms and suites, room corridors, restaurants the hotel porte cochere and public areas. In addition, three new theme restaurants were created, replacing two older restaurants, and a VIP player lounge was constructed. As of September 30, 1999, the Company had spent $44.8 million on the Renovation, and of this amount, $31.6 million was spent in the first three quarters of 1999.

      Other capital expenditures in 1999 include land purchases of $9.4 million.

      Management believes that existing cash balances, the available credit facility and operating cash flows will provide the Company with sufficient resources to meet its foreseeable capital expenditure requirements and existing debt obligations with respect to current operations for at least the next twelve months.

RESULTS OF OPERATIONS
---------------------
Revenues
--------
      Third Quarter and First Three Quarters
      --------------------------------------
      Atlantic City Casino and Resort Revenues
      ----------------------------------------
      Casino revenues were up $.5 million for the third quarter as a decrease in slot revenue was more than offset by an increase in table game revenue. In the first three quarters, casino revenues were down $13.6 million (7.5%), primarily due to lower slot revenues.

      Slot revenues were lower by $1.7 million (3.7%) for the third quarter and $13.5 million (10.1%) for the three quarters due to a decrease in slot handle (dollar amounts wagered). Commencing in February 1999, the Company took out of service and/or removed from the floor as many as 800 slot units from time to time in order to renovate the existing casino floor. As a result of the Renovation, during the first three quarters of 1999, Resorts had an average of 1,983 slot units in service compared to 2,256 units during the same period of 1998. For the third quarter the average number of slot units in service was 2,152 compared to 2,276 in 1998. Management expects to continue adding slot units during the fourth quarter of 1999.

      While table games revenues were flat for the first three quarters of 1999 compared to 1998, they were higher by $2.2 million (13.3%) for the third quarter. This was caused by higher table game drop (dollar amount of chips purchased) of $40.1 million which was partially offset by an unfavorable variance in table hold percentage.

      The Company also experienced slight decreases in rooms and food and beverage revenues in the first three quarters as a result of the Renovation. Throughout the year, in order to complete the renovation of its existing hotel rooms, the Company took out of service an average of 45 rooms, of its existing inventory of 658 rooms.

      Other casino/hotel revenues decreased by $1.7 million in the third quarter and by $2.9 million in the first three quarters compared to the previous year. These decreases were primarily due to lower complimentary entertainment revenues. With the availability of "Club 1133", an entertainment lounge which offers free admission to patrons, there were fewer headliner shows in the main theatre.

      Tour Operations
      ---------------
      Revenues from tour operations increased by $3.1 million (93.6%) for the third quarter and by $8.2 million (79.5%) for the first three quarters. These increases were the result of the Company's tour operator subsidiary significantly expanding its operations in response to the expansion of the resort operations of a subsidiary of SIHL located in The Bahamas.

      Management Fees and Other Income
      --------------------------------
      Management fees and other income increased by $1.1 million in the third quarter and $6.7 million in the first three quarters. This increase in revenues was primarily due to changes in the management services agreement.

Expenses
--------
      Atlantic City Casino and Resort Revenues
      ----------------------------------------
      While casino revenues were flat in the third quarter and were down in the first three quarters, casino expense increased by $4.7 million and $3.4 million in the third quarter and first three quarters, respectively. This was primarily due to increased promotional costs which more than offset a decrease in casino win tax which is based on a percentage of casino win. As explained above, the effect of fewer slot machines on the floor and lower hold percentage on table games had an unfavorable impact on casino revenues. Therefore, the Company was not able to fully realize the effects of the increased promotional costs.

      Selling, General and Administrative
      -----------------------------------
      Selling, general and administrative costs increased by $1.2 million in the third quarter and $2.1 million in the first three quarters. This was due to an increase in corporate payroll and related costs, an increase in capital lease payments in connection with additional computer equipment acquired, as well as numerous other administrative costs, none of which were individually significant.

      Pre-opening Expenses
      --------------------
      Pre-opening expenses related to the grand opening of the Renovation, which occurred in July 1999, and which primarily comprised advertising costs.

Other Income (Expense)
----------------------
      Interest expense was higher by $1.8 million in the third quarter due primarily to interest cost of $2.1 million in connection with the Company's credit facility which was not utilized in the prior year. Interest expense in the first three quarters was lower by $1.3 million. This reflected the reduction of interest costs on the Company's non-recourse debt which was redeemed in February 1998.

YEAR 2000 COMPLIANCE
--------------------
      The Company utilizes software and related technologies in parts of its business that may be affected by the date change in the year 2000 ("Y2K"). The Company is continuing to address the impact of Y2K on its computer programs, resort facilities and third party suppliers. SIHL has established a dedicated Year 2000 Program Office and has contracted with independent consultants to coordinate the compliance efforts at each of its subsidiaries and ensure that the project status is monitored and reported throughout the organization.

      The Company primarily uses industry standard automated applications in most of its locations. The majority of these applications are believed to be Y2K compliant, but the Company is currently testing compliance in coordination with the vendors.

      The Company has finalized its assessment of systems and third party suppliers. As information is received related to these areas, the Company develops a strategy for repair or replacement of non-compliant systems as well as testing and validation of such items. The remediation phase was completed early in the fourth quarter of 1999.

      To date, SIHL estimates that it has spent approximately $1.9 million on Y2K efforts across all areas and expects to spend a total of approximately $2.2 million when complete. SIHL expects to fund Y2K costs through operating cash flows. All system costs associated with Y2K are expensed as incurred.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
      In the first quarter of 1999, the Company adopted Statement of Position 98-5 which states that all start up costs will be charged to expense as incurred. Adoption of this Statement of Position did not have a material impact on the consolidated financial statements.

FORWARD LOOKING STATEMENTS
--------------------------
      The statements contained herein include forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section  21E  of  the  Securities  Exchange  Act  of  1934,  as  amended.  These forward-looking statements are based on current expectations, estimates, projections, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), availability of financing, democratic or global economic conditions, pending litigation, changes in tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

PART II. - OTHER INFORMATION
----------------------------
Item 1.  Legal Proceedings
--------------------------
      The following is an update of the status of certain litigation which was previously described in "Item 3. Legal Proceedings" of the SINA 1998 Form 10-K.

David Goldkrantz vs. Merv Griffin, Sun International Hotels Limited, et al.
---------------------------------------------------------------------------
      As reported in SINA's Form 10-Q for the first and second quarters of 1999, on April 5, 1999, the U.S. District Court for the Southern District of New York granted the Company's Motion for Summary Judgment dismissing the Goldkrantz litigation in its entirety. Since the U.S. District Court's dismissal, Goldkrantz has filed an appeal with the U.S. Court of Appeals.
There have been no further developments in this case.

US District Court Action - SINA v. Lowenschuss
----------------------------------------------
      As reported in SINA's Form 10-Q for the second quarter of 1999, on June 30, 1999 the United States Court of Appeals for the Third Circuit upheld the March 26, 1998 decision of the U.S. District Court for the District of New Jersey dismissing the Company's lawsuit against Lowenschuss. The Company intends to file a Petition for Certiorari to the United States Supreme Court.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
a.    Exhibits

      The following Part I exhibits are filed herewith:

      Exhibit
      Number                        Exhibit

       (27)       Financial data schedule as of September 30, 1999.

b.    Reports on Form 8-K

      No Current Report on Form 8-K was filed by SINA covering an event during the third quarter of 1999. No amendments to previously filed Forms 8-K were filed during the third quarter of 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUN INTERNATIONAL NORTH AMERICA, INC.
                                          (Registrant)




                                /s/ John Allison
                              -------------------------------------
                              John Allison
                              Executive Vice President - Finance
                              (Authorized Officer of Registrant
                              and Chief Financial Officer)


Date: November 12, 1999

                        SUN INTERNATIONAL NORTH AMERICA, INC.

                       Form 10-Q for the quarterly period
                            ended September 30, 1999


                                    EXHIBIT INDEX


Exhibit
Number           Exhibit                           Page Number in Form 10-Q


 (27) Financial data schedule as of
          September 30, 1999.                                  18