Form 10-K
period 1999-12-31
SUN INTERNATIONAL NORTH AMERICA INC
filed 2000-03-31
CIK 83394

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                   OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-4748

                 SUN INTERNATIONAL NORTH AMERICA, INC.
(Exact name of registrant as specified in its charter)

           DELAWARE                              59-0763055
(State or other jurisdiction of               (I.R.S.Employer
corporation or organization)                 Identification No.)

1415 E. Sunrise Blvd., Ft. Lauderdale, FL               33304
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: 954-713-2500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None




                              - continued -

                        Total Number of Pages 55

           Exhibit Index is presented on pages 52 through 53.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes      X         No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 29, 2000, there were 100 shares of the registrant's common stock outstanding, all of which were owned by one shareholder. Accordingly there is no current market for any of such shares.

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by that General Instruction.

                                 PART I


ITEM 1. BUSINESS

 (a)  General Development of Business

     Sun International North America, Inc. ("SINA") is a holding company which, through its indirect wholly owned subsidiary, Resorts International Hotel, Inc. ("RIH"), is engaged in the ownership and operation of the Resorts Atlantic City hotel and casino in Atlantic City, New Jersey ("Resorts Atlantic City"). In addition, SINA, through its wholly owned subsidiary Sun Cove Limited ("Sun
Cove") has a 50% interest in Trading Cove Associates ("TCA"), a Connecticut general partnership (see below). SINA also provides management services to certain affiliated companies and owns a tour operator which wholesales tour packages and provides reservation services. SINA was known as Griffin Gaming & Entertainment, Inc. from June 30, 1995 until February 6, 1997. "SINA" is used herein to refer to the corporation for all periods. SINA was incorporated in Delaware in 1958. Unless stated otherwise, the term "Company" as used herein includes SINA and its consolidated subsidiaries.

     On December 16, 1996, SINA became a wholly owned subsidiary of Sun International Hotels Limited ("SIHL"), a corporation organized and existing under the laws of the Commonwealth of The Bahamas.

     The Company owns and operates Resorts Atlantic City, which has approximately 644 guest rooms, a 70,000 square foot casino, a 5,000 square foot simulcast pari-mutuel betting area and related facilities, located on the Boardwalk.

     Casino operations in Atlantic City are conducted under a casino license which is subject to periodic review and renewal by action of the New Jersey Casino Control Commission (the "Casino Control Commission"). The Company's current license was renewed in January 2000 through January 31, 2004. See "Regulation and Gaming Taxes and Fees" under "Narrative Description of Business" below.

     Effective January 1, 1997, SIHL contributed the capital stock of Sun International Resorts, Inc. ("Sun Resorts"), a wholly owned subsidiary of SIHL, to SINA. Sun Resorts, along with its subsidiaries, is a tour operator and wholesaler of tour packages and provides reservation services. In addition, Sun Resorts provides certain support services for SIHL's operations in The Bahamas.

     Effective July 1, 1997, SIHL contributed the capital stock of Sun Cove, a wholly owned subsidiary of SIHL, to SINA. Sun Cove has a 50% interest in TCA which, prior to January 1, 2000, held a management agreement (the "Management Agreement") with the Mohegan Tribal Gaming Authority relating to the development and management of a casino resort and entertainment complex in the town of Uncasville, Connecticut (the "Mohegan Sun Casino"). See description of current agreement below. The Management Agreement provided that TCA was entitled to receive between 30% and 40% of the net profits, as defined, of the Mohegan Sun Casino. TCA was obligated to pay certain amounts to its partners or their affiliates, as priority payments from its management fee income for services provided. These amounts were paid as TCA received sufficient management fees to meet the priority distributions.

     In February 1998, the Mohegan Tribe of Indians of Connecticut (the "Tribe") appointed TCA to develop its proposed approximate $800 million expansion of the Mohegan Sun Casino. In addition, TCA and the Tribe agreed that effective January 1, 2000, TCA would turn over management of the Mohegan Sun Resort complex, (which comprises the existing operations and the proposed expansion), to the Tribe. In exchange for relinquishing its rights under its previous agreements, beginning January 1, 2000, TCA receives annual payments of five percent of the gross revenues of the Mohegan Sun Resort complex for a 15-year period.

     As a result of these transactions, SINA is a holding company through which SIHL owns and operates its properties and investments in the United States and provides certain support services for SIHL.

     In SINA's Form 10-Q for the quarter ended June 30, 1999 it was reported that SINA had entered into an Asset and Land Purchase Agreement with Starwood Hotels and Resorts Worldwide Inc. ("Starwood") pursuant to which the Company along with SIHL had agreed to acquire the Desert Inn Hotel and Casino in Las Vegas (the "Desert Inn") for $275 million.

     On March 2, 2000, the Company and Starwood announced that they agreed to terminate their agreement under which the Company was to acquire the Desert Inn. Starwood intends to continue to seek a purchaser for the property. If the property is sold for less than the purchase price originally agreed to by the Company, then the Company will pay to Starwood 50% of such deficit, up to a maximum of $15 million. In the event that Starwood sells the property for in excess of the purchase price originally agreed to by the Company, then the Company will share 50% of such excess. Should the Company be required to pay $15 million of any potential deficit, it would be paid from the $15 million deposit previously paid to Starwood. The deposit is included in deferred charges and other assets in the accompanying consolidated balance sheets.

     On January 19, 2000, SIHL announced that it has received a proposal from Sun International Investments Limited ("SIIL") to acquire in a merger transaction all ordinary shares of SIHL not already owned by SIIL or its shareholders for $24 per share in cash. SIIL and its stockholders own approximately 53% of the Company's outstanding ordinary shares.

     In response to the proposal, SIHL formed a committee of independent members of the Board of Directors (the "Special Committee") which has retained its own financial and legal advisors.

     Completion of the proposed transaction will be subject to various conditions, including approval by the Special Committee, successful completion of financing on terms satisfactory to SIIL, negotiation and execution of a definitive agreement containing terms and conditions customary for a transaction of this nature and approval of the New Jersey Casino Control Commission.

     SIIL advised management of SIHL that it and its shareholders will not sell any SIHL ordinary shares in connection with the proposed transaction and do not wish to consider or participate in any possible alternative sale of SIHL ordianry shares.

 (b)  Financial Information about Industry Segments

 Not applicable

 (c)  Narrative Description of Business

 ATLANTIC CITY, NEW JERSEY

Gaming Facilities
-----------------
     Resorts Atlantic City has a 70,000-square foot casino and a simulcast pari-mutuel betting facility of approximately 5,000 square feet. At December 31, 1999, these gaming areas contained approximately 75 table games that consisted of 41 blackjack tables, eight roulette tables, eight craps tables, and 18 other specialty games that included Caribbean Stud, Baccarat, Let It Ride, Three-card Poker, Pai Gow Poker, Big Six and Pai Gow. There were also 2,183 slot machines and five betting windows and four customer-operated terminals for simulcast pari- mutuel betting. Management of Resorts Atlantic City continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. As new games have been approved by the Casino Control Commission, management has integrated such games into its casino operations to the extent it deems appropriate.

     Casino gaming in Atlantic City is highly competitive and is strictly regulated under the New Jersey Casino Control Act and regulations promulgated thereunder (the "Casino Control Act"), which affect virtually all aspects of RIH's casino operations. See "Competition" and "Regulation and Gaming Taxes and Fees" below.

Resort and Hotel Facilities
---------------------------
     Resorts Atlantic City commenced operations in May 1978 and was the first casino/hotel opened in Atlantic City. This was accomplished by the conversion of the former Haddon Hall Hotel, a classic hotel structure originally built in the early 1900's, into a casino/hotel. It is situated on approximately seven acres of land with approximately 310 feet of Boardwalk frontage overlooking the Atlantic Ocean. Resorts Atlantic City consists of two hotel towers, the 15-story Ocean Tower and the 9-story Atlantic City Tower. In addition to the casino facilities described above, the casino/hotel complex includes approximately 644 guest rooms and suites, a 1,400-seat theater, seven restaurants, a VIP slot and table player lounge, an indoor swimming pool, a public lounge, a health club and retail stores. The complex also has approximately 50,000 square feet of convention facilities, including eight large meeting rooms and a 16,000 square foot ballroom.

     RIH owns a garage that is connected to Resorts Atlantic City by a covered walkway. This garage is used for patrons' self parking and accommodates approximately 700 vehicles. RIH also owns additional adjacent properties consisting of approximately 3.5 acres which provide parking for approximately 350 cars. In addition, SINA owns approximately 4.4 acres adjoining Resorts Atlantic City which acreage currently provides additional uncovered self-parking for approximately 130 cars and valet parking for approximately 415 cars. This acreage was previously leased by RIH.

     Consistent with industry practice, RIH reserves a portion of its hotel rooms and suites as complimentary accommodations for high-level casino wagerers. For 1999, 1998 and 1997 the average occupancy rates, including complimentary rooms, which were primarily provided to casino patrons, were 82%, 90% and 91% respectively. The average occupancy rate and weighted average daily room rate, excluding complimentary rooms, were 27% and $82, respectively, for 1999. This compares with 36% and $71, respectively, for 1998, and 41% and $62, respectively, for 1997.

Entertainment
-------------
     Resorts Atlantic City will be offering headline entertainment as part of its strategy to pursue retail revenue in its theater. Resorts Atlantic City has entered into contracts with entertainers to perform at Resorts.

Player Development/Casino Hosts/Junkets
---------------------------------------
     RIH employs junket, player development and Asian marketing representatives to promote Resorts Atlantic City to prospective gaming patrons. Resorts Atlantic City has casino hosts who assist patrons on the casino floor, make room and dinner reservations, encourage Star Card membership (the player identification card) sign-ups in order to increase Resorts' marketing base and provide general assistance.

Promotional Activities
----------------------
     The Star Card constitutes a key element in Resorts Atlantic City's direct marketing program. Slot machine players are encouraged to register for and utilize their personalized Star Card to earn various complimentary items based upon their level of play. The Star Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. These computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced.

     Resorts Atlantic City designs promotional offers, conveyed via direct mail and telemarketing, to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Star Card and on table game wagering by the casino hosts. Promotional activities include the mailing of vouchers for complimentary slot play.

     Resorts Atlantic City conducts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Such players tend to play at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at Resorts Atlantic City.

Capital Improvements
--------------------
     On June 30, 1999, management completed the renovation of Resorts Atlantic City. The construction included extensive renovations to the casino floor, hotel lobby, guestrooms and suites, room corridors, restaurants, the hotel porte cochere and public areas. In addition, three new restaurants were created, replacing two older restaurants and a VIP player lounge was constructed. As of December 31, 1999, RIH had spent $47.3 million on the renovation. In addition, in 1999 Resorts Atlantic City purchased 343 slot machines and leased 257 slot machines. Other expenditures consisted of various building improvement projects and computer upgrades.

Convention Center and Casino/Hotel Expansions
---------------------------------------------
     In May 1997, the State of New Jersey opened a new convention center. The new convention center has 500,000 square feet of continuous exhibit space, and an additional 109,000 square feet of meeting rooms, making it the largest center from Atlanta to Boston.

     The convention center was part of a broader plan that included the expansion of the Atlantic City International Airport, a new 500-room convention hotel, which opened in November 1997, and the transformation of the main entryway into Atlantic City into a new corridor. In 1997, this new corridor, which links the new convention center and hotel with the Boardwalk, was completed. In all, six blocks were transformed into an expansive park with extensive landscaping, night-time lighting, and a large fountain and pool with an 86-foot lighthouse. Officials have commented upon the need for improved commercial air service into Atlantic City as a factor in the success of the convention center. See further discussion under "Transportation Facilities" below.

     It is believed that additional hotel rooms are necessary to support the convention center as well as to allow Atlantic City to become a competitive destination resort. In November 1997, the new 500-room convention hotel opened. To further spur construction of new hotel rooms and renovation of substandard hotel rooms into deluxe accommodations, a total of $175 million has been set aside by the Casino Reinvestment Development Authority (the "CRDA"), a public authority, to aid in financing such projects. To date, the CRDA has authorized financing in the amount of $105 million which has resulted in the construction of approximately 2,680 new hotel rooms and has reserved funding in the amount of $70 million to four casinos, including Resorts Atlantic City for the construction of up to 3,770 additional hotel rooms. RIH's share of the funding reserved by the CRDA is $27.3 million to construct up to 1,500 rooms. Also, Mirage Resorts, Inc. ("Mirage"), a Las Vegas, Nevada casino/hotel company, has been selected to be the developer of an approximate 180-acre tract in the Marina area of Atlantic City (the "H- Tract"). Mirage previously announced plans to build a 2,000-room destination resort and entered into an agreement with Boyd Gaming Corp. to build a $750 million, 1,500-room casino/hotel to be called the Borgata. Groundbreaking for the Borgata is expected in the third quarter of 2000 with an opening in 2002. Also included in the development of the H-Tract is the construction of a tunnel and connector road link between the Atlantic City Expressway and the Marina area, for which infrastructure improvements were considered requisite to the expansion plans announced for the Marina area. The groundbreaking for the tunnel construction occurred in November 1998 and is expected to be completed in 2001. Mirage had indicated that its proposed resort would open shortly after the roadway is complete. MGM Grand, Inc. ("MGM") had also announced plans for the construction of a new casino/hotel in the South Inlet section of Atlantic City, the size and scope of which has yet to be formally announced. In March 2000, Mirage and MGM announced an agreement pursuant to which MGM would acquire all of the outstanding shares of Mirage stock. As a result of the proposed merger, the scope and timing of the Mirage and MGM developments in Atlantic City is uncertain.

     Although these developments are viewed as positive and favorable to the future prospects of the Atlantic City gaming industry, management of RIH, at this point, can make no representations as to whether, to what extent or to how these developments may affect RIH's operations.

Transportation Facilities
--------------------------
     The lack of an adequate transportation infrastructure in the Atlantic City area continues to negatively affect the industry's ability to attract patrons from outside a core geographic area. In 1996, the Atlantic City International Airport (located approximately 12 miles from Atlantic City) was expanded to double the size of the terminal and add departure gates, to improve the baggage handling system and provide sheltered walkways connecting the terminal and planes. However, scheduled service to that airport from major cities by national air carriers remains extremely limited.

     Since the inception of gaming in Atlantic City there has been no significant change in the industry's marketing base or in the principal means of transportation to Atlantic City, which continues to be automobile and bus. The resulting geographic limitations and traffic congestion have restricted Atlantic City's growth as a major destination resort.

     RIH continues to utilize day-trip bus programs. A non-exclusive easement enables Resorts Atlantic City to utilize a bus tunnel under the adjacent Trump Taj Mahal Casino Resort (the "Taj Mahal"), which connects Pennsylvania and Maryland Avenues, and a service road exit from the bus tunnel. This reduces congestion around the Pennsylvania Avenue bus entrance to Resorts Atlantic City. To accommodate its bus patrons, Resorts Atlantic City has a waiting facility which is located indoors adjacent to the casino and offers various amenities.

     In conjunction with a street beautification and housing project that was given approval by the CRDA, that agency has engaged consultants to explore the feasibility of the beautification and widening of North Carolina Avenue which would allow for improved traffic flow in a more appealing corridor from Absecon Boulevard (Route 30) to the main entrance of Resorts Atlantic City. Also, as noted in "Convention Center and Casino/Hotel Expansions" above, construction of a tunnel and connector road link between the Atlantic City Expressway and the Marina area began in November 1998.

Competition
-----------
     Competition in the Atlantic City casino/hotel industry is intense. Casino/hotels compete primarily on the basis of promotional allowances, entertainment, advertising, services provided to patrons, caliber of personnel, attractiveness of the hotel and casino areas and related amenities and parking facilities. Resorts Atlantic City competes directly with 11 casino/hotels in Atlantic City which, in the aggregate, contain approximately 1,173,000 square feet of gaming area, including simulcast betting and poker rooms, and 11,218 hotel rooms. In July 1997, a competitor added approximately 75,000 square feet of casino space which included approximately 1,766 slot machines and 58 table games. Also, a competitor added a new hotel tower with 620 rooms and opened additional casino space in 1998. In October 1999, the Trump Organization closed and began the demolition of Trump's World Fair. Trump's World's Fair consisted of approximately 500 rooms and 1,600 slot machines. Most of the slot machines are anticipated to be relocated to other Trump properties. Significant additional expansion is expected in the near future due to the previously discussed expansion projects to be financed by the CRDA, as well as the construction of new casino/hotels announced for the Marina area and the South Inlet section.

     Resorts Atlantic City is located at the northern end of the Boardwalk adjacent to the Taj Mahal, which is next to the Showboat Casino Hotel (the "Showboat"). These three properties have a total of approximately 2,700 hotel rooms and approximately 325,000 square feet of gaming space in close proximity to each other. In 1999, the three casino/hotels combined generated approximately 26% of the gross gaming revenue of Atlantic City. A 28-foot wide enclosed pedestrian bridge between Resorts Atlantic City and the Taj Mahal allows patrons of both hotels and guests for events being held at Resorts Atlantic City and at the Taj Mahal to move between the facilities without exposure to the weather. A similar enclosed pedestrian bridge connects the Showboat to the Taj Mahal, allowing patrons to walk under cover among all three casino/hotels. The remaining nine Atlantic City casino/hotels are located approximately one-half mile to one and one-half miles to the south on the Boardwalk or in the Marina area of Atlantic City.

     In recent years, competition for the gaming patron outside of Atlantic City has become extremely intense. In 1988, only Nevada and New Jersey had legalized casino operations. Currently, almost every state in the United States has some form of legalized gaming. Also, The Bahamas and other destination resorts in the Caribbean and Canada have increased the competition for gaming revenue. Directly competing with Atlantic City for the day-trip patron are two gaming properties on Indian reservations in Connecticut. One is Foxwoods Resort and Casino ("Foxwoods") operated by the Pequot Tribe. Foxwoods currently has more than 5,800 slot machines, and for the year 1999 had slot revenue of approximately $730 million, which is more than twice the slot revenue of the largest casino/hotel in Atlantic City. The other, the Mohegan Sun Casino, which opened in October 1996 and until December 31, 1999 was managed by TCA, has more than 3,000 slot machines and had slot revenue of approximately $490 million in 1999. The Oneida Indians operate a casino near Syracuse, New York. Other Indian tribes in the states of New York, Rhode Island and Connecticut are seeking federal recognition in order to establish gaming operations which would further increase the competition for day-trip patrons. In addition, three racetracks in the State of Delaware began operating slot machines.

     This rapid expansion of casino gaming, particularly that which has been or may be introduced into jurisdictions in close proximity to Atlantic City, adversely affects RIH's operations as well as the Atlantic City gaming industry.

Gaming Credit Policy
--------------------
     Credit is extended to selected gaming customers primarily in order to compete with other casino/hotels in Atlantic City which also extend credit to customers. Credit play represented 27% of table game volume at Resorts Atlantic City in 1999, 17% in 1998 and 18% in 1997. The credit play percentage of table game volume for the Atlantic City industry was 24% in 1999, 23% in 1998 and 25% in 1997. RIH's gaming receivables, net of allowance for uncollectible amounts, were $4.8 million, $3.3 million and $3.4 million as of December 31, 1999, 1998 and 1997, respectively. The collectibility of gaming receivables has an effect on results of operations, and management believes that overall collections have been satisfactory. Atlantic City gaming debts are enforceable under the laws of New Jersey and certain other states, although it is not clear whether other states will honor this policy or enforce judgments rendered by the courts of New Jersey with respect to such debts.

Security Controls
-----------------
     Gaming at Resorts Atlantic City is conducted by personnel trained and supervised by RIH. Prior to employment, all casino personnel must be licensed under the Casino Control Act. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal ties or associations. RIH employs extensive security and internal controls at its casino. Security in Resorts Atlantic City utilizes closed circuit video cameras to monitor the casino floor and money counting areas. The count of moneys from gaming is observed daily by government representatives.

Seasonal Factors
----------------
     RIH's business activities are strongly affected by seasonal factors that influence the New Jersey beach tourist trade. Higher revenues and earnings are typically realized during the middle third of the year.

Employees
---------
     RIH had a maximum of approximately 3,300 employees during 1999, and RIH believes that its employee relations are satisfactory. Approximately 1,400 of RIH's employees are represented by unions. Of these employees, approximately 1,100 are represented by the Hotel Employees and Restaurant Employees International Union Local 54, whose contract was renewed in September 1999 for a term of five years. There are several union contracts covering other union employees.

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

Regulation and Gaming Taxes and Fees
------------------------------------
     General
     -------
     RIH's operations in Atlantic City are subject to regulation under the Casino Control Act, which authorizes the establishment of casinos in Atlantic City, provides for licensing, regulation and taxation of casinos and created the Casino Control Commission and the Division of Gaming Enforcement to administer the Casino Control Act. In general, the provisions of the Casino Control Act concern: the ability, character and financial stability and integrity of casino operators, their officers, directors and employees and others financially interested in a casino; the nature and suitability of hotel and casino facilities, operating methods and conditions; and financial and accounting practices. Gaming operations are subject to a number of restrictions relating to the rules of games, type of games, credit play, size of hotel and casino operations, hours of operation, persons who may be employed, companies which may do business with casinos, the maintenance of accounting and cash control procedures, security and other aspects of the business.

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

     Casino License
     --------------
     A casino license is initially issued for a term of one year and must be renewed annually by action of the Casino Control Commission for the first two renewal periods succeeding the initial issuance of a casino license. The Casino Control Commission may renew a casino license for a period of four years, although the Casino Control Commission may reopen licensing hearings at any time. A license is not transferable and may be conditioned, revoked or suspended at any time upon proper action by the Casino Control Commission. The Casino Control Act also requires an operations certificate which, in effect, has a term coextensive with that of a casino license.

     On February 26, 1979, the Casino Control Commission granted a casino license to RIH for the operation of Resorts Atlantic City. In January 2000, RIH's license was renewed until January 31, 2004.

     Restrictions on Ownership of Equity and Debt Securities
     --------------------------------------------------------
     The Casino Control Act imposes certain restrictions upon the ownership of securities issued by a corporation which holds a casino license or is a holding, intermediary or subsidiary company of a corporate licensee (collectively, "holding company"). Among other restrictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporation which holds a casino license is conditional and shall be ineffective if disapproved by the Casino Control Commission. If the Casino Control Commission finds that an individual owner or holder of any securities of a corporate licensee or its holding company must be qualified and is not qualified under the Casino Control Act, the Casino Control Commission has the right to propose any necessary remedial action. In the case of corporate holding companies and affiliates whose securities are publicly traded, the Casino Control Commission may require divestiture of the security held by any disqualified holder who is required to be qualified under the Casino Control Act.

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

     Remedies
     --------
     In the event that it is determined that a licensee has violated the Casino Control Act, or if a security holder of the licensee required to be qualified is found disqualified but does not dispose of his securities in the licensee or holding company, under certain circumstances the licensee could be subject to fines or have its license suspended or revoked.

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

     License Fees, Taxes and Investment Obligations
     ----------------------------------------------
     The Casino Control Act provides for casino license renewal fees, other fees based upon the cost of maintaining control and regulatory activities and various license fees for the various classes of employees. In addition, a casino licensee is subject annually to a tax of 8% of "gross revenue" (defined under the Casino Control Act as casino win, less provision for uncollectible accounts up to 4% of casino win) and license fees of $500 on each slot machine. Also, the Casino Control Act has been amended to create an Atlantic City fund (the "AC Fund") for economic development projects other than the construction and renovation of casino/hotels. Thereafter, beginning with fiscal year 1999/2000 and for the following three fiscal years, an amount equal to the average paid into the AC Fund for the previous four fiscal years shall be contributed to the AC Fund. Each licensee's share of the amount to be contributed to the AC Fund is based upon its percentage of the total industry gross revenue for the relevant fiscal year. After eight years, the casino licensee's requirement to contribute to this fund ceases.

     The following table summarizes, for the periods shown, the fees, taxes and contributions assessed upon RIH by the Casino Control Commission.

                                     For the Year Ended December 31,
                                   1999          1998           1997

Gaming tax                    $17,701,000    $18,785,000       $19,581,000
License, investigation,
 inspection and
 other fees                     3,603,000      3,733,000         3,453,000
Contribution to AC Fund           307,000        496,000           392,000
                              $21,611,000    $23,014,000       $23,426,000

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

     Effective for 1984 and subsequent years, the amended Casino Control Act requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee's gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Licensees are required to make quarterly deposits with the CRDA against their current year investment obligations. RIH's investment obligations for the years 1999, 1998, and 1997 amounted to $2.8 million, $2.9 million and $3.1 million, respectively, and, have been satisfied by deposits made with the CRDA. At December 31, 1999, RIH held $8.2 million face amount of bonds issued by the CRDA and had $18.2 million on deposit with the CRDA. The CRDA bonds issued through 1999 have interest rates ranging from 3.6% to 7.0% and have repayment terms of between 20 and 50 years.

     In February 1999, the Company and various Atlantic City casinos entered into agreements with the CRDA to invest in a project the CRDA and the New Jersey Sports and Exposition Authority are planning, to renovate the existing Atlantic City Boardwalk Convention Center into a 10,000 to 14,000 seat special events center (the "Project").

     The Project will be funded in phases through direct investments from various Atlantic City casinos, including the Company. Of the total budgeted cost, the Company has agreed to invest $8.7 million in cash which will be paid from funds the Company has or will have deposited with the CRDA to meet its investment obligations as described above. As of December 31, 1999, $1.8 million of the total amount deposited with the CRDA by the Company had been allocated to the Project. As the CRDA allocates funds deposited by the Company to the Project, the Company will receive an investment credit reducing its obligation to purchase CRDA bonds in an equal amount.

Other Properties
----------------
     The Company owns approximately 15 acres of land adjacent to Resorts Atlantic City and an additional nine acres at various sites in Atlantic City that the Company intends to develop or are available for sale. See "ITEM 2. PROPERTIES."

     CONNECTICUT
     -----------
     Sun Cove has a 50% interest in, and is a managing partner of, TCA, a Connecticut general partnership, that developed and, until December 31, 1999, managed the Mohegan Sun Casino, a casino and entertainment complex in Uncasville, Connecticut. TCA managed the Mohegan Sun Casino pursuant to the Management Agreement. The Management Agreement provided that TCA was entitled to receive between 30% and 40% of the net profits, as defined, of the Mohegan Sun Casino.

     The Tribe appointed TCA to develop its proposed $800 million expansion of the Mohegan Sun Casino. The expansion includes an additional 120,000 square foot casino, a 1,200-room hotel, an arena and additional retail space. It is anticipated that the new casino will open in the fourth quarter of 2001 with the hotel opening in the second quarter of 2002. In addition, TCA and the Tribe agreed that effective January 1, 2000, TCA would turn over management of the Mohegan Sun Resort complex, (which comprises the existing operations and the proposed expansion), to the Tribe. In exchange for relinquishing its rights under its previous agreements, beginning January 1, 2000, TCA receives annual payments of five percent of the gross revenues of the Mohegan Sun Resort complex for a 15-year period.

     The Mohegan Sun Casino has a Native American theme that is conveyed through architectural features and the use of natural design elements such as timber, stone and water. Guests enter the Mohegan Sun Casino through one of four major entrances, each of which is distinguished by a separate seasonal theme; winter, spring, summer and fall, emphasizing the importance of the seasonal changes to tribal life. The Mohegan Sun Casino currently includes approximately 150,000 square feet of gaming space and features more than 3,000 slot machines, 152 table games, 42 poker tables and parking for 7,200 cars. The site for the Mohegan Sun Casino is located approximately one mile from the interchange of Interstate 395 and Connecticut Route 2A, which is a four-lane expressway. A four-lane access road from Route 2A (with its own exit) gives patrons of the Mohegan Sun Casino direct access to Interstate 395, which is connected to Interstate 95, the main highway linking Boston, Providence and New York. This road system allows customers to drive directly into the property from the interstate highway system without encountering any traffic light.

     Sun Cove is one of two managing partners of TCA. All decisions of the managing partners require the concurrence of Sun Cove and the other managing partner, Waterford Gaming, L.L.C. In the event of deadlock there are mutual buy-out provisions.

     FLORIDA
     -------
     Sun Resorts,  together  with its  subsidiaries  based in Florida,  provides
general  and  administrative  support  services,   marketing  services,   travel
reservations and wholesale tour services for SIHL's properties in The Bahamas.

     NEW YORK
     --------
     In early 1998, SINA leased office space in New York City and opened a corporate marketing and public relations office which provides services to SINA and its affiliated companies.

    (d) Financial Information about Foreign and Domestic Operations and Export Sales

     Not applicable

ITEM 2.  PROPERTIES

Casino, Hotel and Related Properties
------------------------------------
     The Company's core real estate assets consist of approximately 26 acres of developed land and land available for development in Atlantic City.

     Land used in the operation of the casino/hotel consists of approximately 12 acres and is owned in fee simple, except for approximately 1.2 acres of the Resorts Atlantic City site which are leased pursuant to ground leases expiring from 2056 through 2067. The 12 acres includes approximately seven acres under the Resorts Atlantic City building complex, approximately 3.5 acres of parking lots available for future expansion and the approximate one acre in front of the casino/hotel which is utilized for patron valet and related services.

     The Company also owns in fee simple approximately 15 acres of real property immediately adjacent to its existing casino hotel in Atlantic City. These properties are zoned for casino hotel use and available for future expansion. Some of the properties are currently utilized as surface parking lots and others are vacant lots. Among these properties is an approximate 5.5 acre Atlantic Ocean pier site, two acres of which contained the former Steeplechase Pier. The pier has been removed and the Company has current Federal and State permits to construct a new pier on two acres of the 5.5-acre site, although no decision has been made at this time to develop this location. Atlantic City amended its zoning ordinances to permit casinos, hotel rooms and ancillary amusements on five of the City's pier sites, including the Steeplechase Pier site. State environmental regulations are currently under review as a result of the City's recent zoning changes.

Other Properties
----------------
     The Company also owns in fee simple real estate at several different locations in Atlantic City consisting of approximately 11 acres. Among these are an approximate six acres of land adjacent to Delaware Avenue in Atlantic City, a portion of which is utilized by the Company for a warehouse operation servicing Resorts Atlantic City, and an approximate four acres of real estate in the Southeast Inlet section of Atlantic City.

     In 1999 the Company sold approximately 400 acres of wetlands located on the Blackhorse Pike in Atlantic City to the South Jersey Transportation Authority. The Company currently owns in fee simple approximately 45 acres of property located in Atlantic City on Blackhorse Pike, a portion of which may be considered to be wetlands.

ITEM 3.  LEGAL PROCEEDINGS

U.S. Bankruptcy Court Action - Nathan Rogers v. Merv Griffin, et al.
--------------------------------------------------------------------
     On September 25, 1995, Nathan Rogers, then a shareholder of SINA, filed a Complaint in Adversary Proceeding in the Bankruptcy Court for the District of New Jersey (the "NJ Bankruptcy Court"), which Court approved the Company's 1990 plan of reorganization. The complaint alleges that the Company did not comply with its 1990 plan of reorganization in relation to the repayment by Merv Griffin of his $11 million promissory note. The complaint further alleges that the Company violated the court order approving the 1990 plan of reorganization by filing a pre-packaged plan of reorganization in another district. The complaint seeks to have a trustee appointed for the Company and to have the issuance of SINA common stock to Merv Griffin pursuant to the 1990 plan of reorganization voided. The Company's Motion For Summary Judgment dismissing the complaint in its entirety was granted by the NJ Bankruptcy Court on September 16, 1997. Rogers subsequently appealed the NJ Bankruptcy Court decision to the US District Court of New Jersey. In September, 1998, the US District Court entered an order upholding the NJ Bankruptcy Court's decision dismissing Rogers' claim. Rogers did not appeal the US District Court decision and, therefore, the litigation is concluded.

US District Court Action - SINA v. Lowenschuss
----------------------------------------------
     As previously reported, in September 1989 SINA filed an action in the US District Court for the Eastern District of Pennsylvania to recover certain sums paid to the defendant, as trustee for two Individual Retirement Accounts and the Fred Lowenschuss Associates Pension Plan (the "Pension Plan"), for SINA stock in a 1988 merger, in which SINA was acquired by Merv Griffin. This action was transferred to the NJ Bankruptcy Court in connection with the Company's former bankruptcy case commenced there in 1989.

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

     All interested parties, including SINA, filed motions with the Nevada Bankruptcy Court about their respective claims and priority rights under the US Bankruptcy Code. The Nevada Bankruptcy Court ruled on these motions, and SINA and other parties appealed, first to the Nevada District Court and then to the Court of Appeals for the Ninth Circuit. At the time that the United States Supreme Court denied SINA's petition for a writ of certiorari, on November 29,1999 (see discussion below), SINA had three appeals pending, one in the Court of Appeals and two in the Nevada District Court. SINA voluntarily dismissed all three appeals and simultaneously withdrew its proofs of claim in Lowenschuss' bankruptcy case.

     On November 2 and 3, 1995, the NJ Bankruptcy Court held a trial on the merits of SINA's claims against the trustee of the Pension Plan. On April 22, 1997, the NJ Bankruptcy Court issued a final opinion in SINA's favor, and on May 20, 1997 entered a judgment in SINA's favor finding that the trustee for the two Individual Retirement Accounts and the Pension Plan committed fraud against SINA and that SINA was entitled to restitution. The NJ Bankruptcy Court awarded SINA $3.8 million plus prejudgment interest and $250,000 punitive damages, for a total award of approximately $5.7 million. On July 7, 1997 the NJ Bankruptcy Court amended the judgment to apportion the damages between the Pension Plan and the Individual Retirement Accounts. The NJ Bankruptcy Court also denied Defendant's request for a stay of enforcement of the judgment. Subsequently, the Defendants filed an appeal of the NJ Bankruptcy Court's decision in the US District Court for the District of New Jersey (the "New Jersey District Court"). On March 26, 1998, The New Jersey District Court reversed the judgment of the NJ Bankruptcy Court. SINA filed an appeal of the New Jersey District Court's decision with the US Court of Appeals for the Third Circuit (the "Circuit Court"). On June 30, 1999, the Circuit Court issued an opinion affirming the New Jersey District Court's decision. SINA's subsequent petition for a writ of certiorari to the United States Supreme Court was denied on November 29, 1999, thereby concluding this litigation.

     On March 8, 1996, Fred Lowenschuss, as trustee of various Lowenschuss children's trusts (the "Trusts"), and Laurance Lowenschuss, as trustee for the Pension Plan, filed a counterclaim and a third party claim against SINA and First Interstate Trust Company in the NJ Bankruptcy Court alleging that the Pension Plan and the Trusts timely surrendered certain securities for exchange under the Company's 1990 plan of reorganization and that those securities were wrongfully dishonored and returned. The Company replied to the counterclaims in April 1996 and denied the allegations. Since 1996, the parties have voluntarily stayed this litigation, pending the resolution of Lowenschuss' bankruptcy case in Nevada.

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

     On May 9, 1996, the Delaware Bankruptcy Court entered an order, to which the parties had stipulated, extending the Lowenschuss' date of surrender for Old Series Notes through November 10, 1996. By further stipulations, the date of surrender has been further extended through May 12, 2000, during which time any funds held in escrow under the Plan will not be distributed.

     The foregoing litigation and bankruptcy proceedings have spawned additional and related litigation, including the following: (a) an injunction action brought by Fred Lowenschuss, wherein the Nevada Bankruptcy Court enjoined SINA from proceeding against Fred Lowenschuss individually; the Nevada District Court dismissed appeals by both SINA and Fred Lowenschuss, and the Ninth Circuit, on March 6, 1997, affirmed the District Court's dismissal of Fred Lowenschuss' appeal; (b) a malicious prosecution action brought by Fred Lowenschuss against SINA and its counsel that was dismissed by the Nevada Bankruptcy Court and the Nevada District Court; on March 6, 1997, the Ninth Circuit affirmed the District Court's dismissal of Lowenschuss' appeal and awarded SINA monetary sanctions, finding that the Lowenschuss' appeal was frivolous; and (c) an action filed by Laurance Lowenschuss, as trustee of the Pension Plan, in the Nevada District Court against SINA, which was transferred to the NJ District Court; in January, 1996, the NJ District Court referred the matter to the NJ Bankruptcy Court. This action has been dormant since 1996.

David Goldkrantz vs. Merv Griffin, Sun International Hotels Limited, et.al;
---------------------------------------------------------------------------
     A complaint was filed in December 1997 in the US District Court for the Southern District of New York (the "District Court " on behalf of David Goldkrantz and a purported class of Company shareholders against SIHL, the Company and various affiliates, certain directors and officers of SIHL and the Company (the "Goldkrantz Case"). The complaint alleged that the Proxy Statement and Prospectus issued by SIHL and the Company in November 1996, in connection with their merger, was false and misleading with regard to statements made about a license and service agreement entered into between GGE and The Griffin Group. In September 1998, the Company filed a Motion for Summary Judgment to dispose of the claim. On April 6, 1999 The District Court granted the Company's motion for Summary Judgment dismissing the Goldkrantz Case in its entirety. Goldkrantz subsequently filed an appeal with The United States Court of Appeals for the Second Circuit (the "Circuit Court") which appeal was denied by the Circuit Court on December 13, 1999. Goldkrantz has not filed a Request for Reconsideration with the Circuit Court nor a Petition for Certiorari with the United States Supreme Court, and, therefore, the litigation is concluded.

Philip Goldberg Family Trust vs. Resorts International Hotel, Inc.
------------------------------------------------------------------
     On June 25, 1998 Betsy Peck, as Trustee for the Philip Goldberg Family Trust (the "Trust"), filed suit against RIH in the Superior Court of New Jersey, Chancery Division, Atlantic County. The complaint involves a quarter of an acre parcel of land that lies under the parking garage adjacent to RIH (the "Lot"). The Lot is owned by the Trust and by way of an assignment in 1978, RIH is a leasee under a lease which was entered into in 1956 for purposes of using the site to construct improvements that would be tied into a motel which was located on a contiguous lot (the "Lease"). In 1980 RIH demolished the motel and the improvements on the Lot and in 1981 RIH completed construction of a parking garage on four parcels of land, which included the Lot and three parcels which are owned by RIH.

The complaint alleges that the Lease requires any improvements on the Lot to be freestanding and detached or detachable from improvements or uses on the contiguous lots. Based upon this interpretation of the Lease, the Trust argues that when the parking garage was constructed approximately twenty years ago, the construction violated the Lease. The Trust is seeking damages based upon this alleged violation of the Lease.

     On June 26, 1998 RIH filed a complaint against the Trust in the same court. The RIH complaint sought declaratory relief that RIH was within its rights in demolishing the improvements on the Lot and constructing the parking garage on the Lot and the three contiguous lots. RIH has also taken the position that the demolition of the improvements and construction of the parking garage was done with the notice, knowledge and/or consent of Mr. and Mrs. Goldberg and for this, and other related reasons, the Trust is prohibited from obtaining relief against RIH under various equitable principles.

     On August 27, 1998 the matters were consolidated and the parties have been engaged in pretrial discovery. Discovery ends in mid-April and the case will be pretried shortly thereafter.



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


ITEM 6.  SELECTED FINANCIAL DATA

     The disclosure required by Item 6 has been omitted pursuant to General Instruction I of Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
Comparison of Years Ended December 31, 1999 and 1998
----------------------------------------------------
Revenues
--------
 Gaming and Resort Revenues
 --------------------------
 For the year 1999, gaming revenues were lower than the previous year by $13.7 million (5.8%). This decrease consisted of a reduction in slot revenues partially offset by an increase in table games revenues.

 Slot revenues decreased by $15.7 million (9.2%) mainly due to a decrease in slot handle (dollar amounts wagered) of $138.9 million (7.6%). Commencing in February 1999, the Company had taken out of service and/or removed from the floor as many as 800 slot units at a time during the renovation of Resorts Atlantic City described below. As a result, there was an average of 2,033 slot machines in service during the year 1999 compared to 2,253 in 1998.

 Table games revenues increased by $2.2 million (3.6%) over the previous year. This was primarily due to an increase in table games drop (the dollar amount of chips purchased) of $39.2 million (9.4%) which was partially offset by a reduction in hold percentage to 14.1% in 1999 from 14.9% in 1998.

     RIH also experienced slight decreases in rooms and food and beverage revenues for the year ended 1999 as a result of the renovation. Throughout the year, in order to complete the renovation of its existing hotel rooms, RIH took out of service an average of 45 rooms of its existing inventory of 658. Upon completion of the renovation, the number of available rooms decreased to 644 compared to 662 in 1998.

     Other casino hotel revenues decreased by $3.4 million in 1999 compared to the previous year. This decrease was primarily due to lower complimentary entertainment revenues. With the availability of "Club 1133", an entertainment lounge which offers free admission to patrons, there were fewer headliner shows in the main theater.

     On June 30, 1999, management completed the renovation of Resorts Atlantic City. The construction included extensive renovations to the casino floor, hotel lobby, guestrooms and suites, room corridors, restaurants, the hotel porte cochere and public areas. In addition, three new restaurants were created, replacing two older restaurants and a VIP player lounge was constructed. As of December 31, 1999, RIH had spent $47.3 million on the renovation. In addition, in 1999 Resorts Atlantic City purchased 343 slot machines and leased 257 slot machines. Other expenditures consisted of various building improvement projects and computer upgrades.

     Tour Operations
     ---------------
     Revenues from tour operations for the year 1999 increased by $10.0 million (72.7%) compared to the previous year. This increase was the result of the Company's tour operator subsidiary significantly expanding its operations in response to the expansion of the resort operations of a subsidiary of SIHL located in The Bahamas.

    Management Fees and Other Income
    --------------------------------
     Management fees and other income in 1999 increased by $11.2 million over the previous year. The Company earned $6.7 million of development fees from TCA in 1999, while management fees from TCA increased slightly in 1999 over 1998. No development fees were earned in 1998. In addition, management fees earned from a subsidiary of SIHL which operates in The Bahamas, increased by $4.3 million as a result of changes in the management services agreement.
Expenses

    Gaming Expense
    --------------
     While gaming revenues were down for the year 1999, gaming expense increased by $5.5 million. This was primarily due to increased promotional costs which more than offset a decrease in casino win tax which is based on a percentage of casino win. As explained above, the effect of fewer slot machines on the floor and lower hold percentage on table games had an unfavorable impact on casino revenues. Therefore, RIH was not able to fully realize the effects of the increased promotional costs.

    Income Taxes
    ------------
     See Note 11 of Notes to Consolidated Financial Statements for a discussion of the Company's income taxes for the years 1999 and 1998.


    Other Matters
    -------------
    Year 2000 Compliance
    --------------------
     In order to address the impact of the date change in the year 2000 ("Y2K") on its computer programs, resort facilities and third party suppliers, SIHL established a dedicated Year 2000 Program Office and contracted with independent consultants to coordinate the compliance efforts and ensure that the project status was monitored and reported throughout the organization. As a result of these efforts, the Company did not experience any significant negative impact from Y2K.

     New Accounting Pronouncements
     -----------------------------
     In the first quarter of 1999, the Company adopted Statement of Position 98-5 which states that all start up costs, including pre-opening expenses will be charged to expense as incurred. Adoption of this Statement of Position did not have a material impact on the consolidated financial statements.

     Forward Looking Statements
     --------------------------
     Certain information included in this Form 10-K filing contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, projections, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), availability of financing, democratic or global economic conditions, pending litigation, changes in tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements are presented on the following pages:
                                                                  Page
Financial Statements                                            Reference

 Report of Independent Public Accountants                          26

 Consolidated Balance Sheets at December 31,
  1999 and 1998                                                    27

 Consolidated Statements of Operations for the
  years ended December 31, 1999, 1998 and 1997                     29

 Consolidated Statements of Changes in
  Shareholder's Equity for the years ended
  December 31, 1999, 1998 and 1997                                 30

 Consolidated Statements of Cash Flows for the
  years ended December 31, 1999, 1998 and 1997                     31

 Notes to Consolidated Financial Statements                        33

 Financial Statement Schedule:

   Schedule II:        Valuation and Qualifying
                       Accounts for the years
                       ended December 31, 1999,
                       1998 and 1997                               47

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Sun International North America, Inc.:

     We have audited the accompanying consolidated balance sheets of Sun International North America, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun International North America, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial  statements  is  presented  for the  purpose  of  complying  with  the
Securities  and  Exchange  Commission's  rules  and is  not  part  of the  basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 18, 2000


                  SUN INTERNATIONAL NORTH AMERICA, INC.
                       CONSOLIDATED BALANCE SHEETS
                        (In Thousands of Dollars)


                                                 December 31,
  Assets                                     1999           1998
                                           ---------      ---------
Current assets:
  Cash (including cash equivalents
   of $6,678 and $12,212)                  $ 22,669       $ 25,160
  Receivables, net                            8,542          8,088
  Inventories                                 2,500          1,523
  Prepaid expenses                            2,742          2,091
  Due from affiliates                         7,829         10,096
                                           --------       --------
    Total current assets                     44,282         46,958
                                           --------       --------
Land held for investment,
 development or resale                       61,308         56,839
                                           --------       --------
Property and equipment:
  Land and land rights                      111,907        111,907
  Land improvements                           1,001          1,001
  Hotels and other buildings                166,512        123,837
  Furniture, machinery and equipment         45,588         31,344
  Construction in progress                    4,997         17,448
                                           --------       --------
                                            330,005        285,537
  Less accumulated depreciation             (35,035)       (22,843)
                                           --------       --------
    Net property and equipment              294,970        262,694
                                           --------       --------
Deferred charges and other assets, net       40,591         22,604
Goodwill, net                                93,855         96,871
                                           --------       --------
                                           $535,006       $485,966
                                           ========       ========



                              - Continued -


                  SUN INTERNATIONAL NORTH AMERICA, INC.
                       CONSOLIDATED BALANCE SHEETS
               (In Thousands of Dollars, except share data)


                                                  December 31,
Liabilities and Shareholder's Equity          1999            1998
                                           ---------      ----------
Current liabilities:
  Current maturities of long-term debt     $    944       $  2,235
  Accounts payable and accrued
   liabilities                               51,633         46,385
  Due to affiliates                           4,518              -
                                           --------       --------
    Total current liabilities                57,095         48,620
                                           --------       --------
Long-term debt, net of unamortized
 premiums and discounts                     272,374        205,940
                                           --------       --------
Deferred income taxes                        42,223         42,253
                                           --------       --------
Commitments and contingencies

Shareholder's equity:
  Common stock - 100 shares
   outstanding - $.01 par value                   -              -
  Capital in excess of par                  192,635        193,008
  Accumulated deficit                       (29,321)        (3,855)
                                           --------       --------
    Total shareholder's equity              163,314        189,153
                                           --------       --------
                                           $535,006       $485,966
                                           ========       ========

See Notes to Consolidated Financial Statements.

                  SUN INTERNATIONAL NORTH AMERICA, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands of Dollars)

                                  For the Year Ended December 31,
                                     1999      1998      1997
Revenues:
 Gaming                            $221,015  $234,736  $244,156
 Rooms                               15,160    16,148    16,514
 Food and beverage                   25,512    26,692    27,085
 Other resort revenues                8,076    11,460    11,344
                                   --------  --------  --------
                                    269,763   289,036   299,099
Less promotional allowances         (26,632)  (28,295)  (28,465)
                                   --------  --------  --------
  Net gaming and resort revenues    243,131   260,741   270,634
  Tour operations                    23,766    13,758    15,403
  Management fees and other          22,000    10,791     8,107
  Real estate related                     -       754     8,987
                                   --------  --------  --------
                                    288,897   286,044   303,131
                                   --------  --------  --------
Expenses:
  Gaming                            152,661   147,141   154,554
  Rooms                               2,929     3,454     3,036
  Food and beverage                  15,401    16,638    15,973
  Other resort expenses              28,762    30,509    33,019
  Tour operations                    22,543    12,583    14,193
  Selling, general and
   administrative                    45,715    44,687    38,835
  Depreciation and amortization      18,219    15,529    14,372
  Pre-opening expenses                5,398         -         -
                                   --------  --------  --------
                                    291,628   270,541   273,982
                                   --------  --------  --------
Operating income (loss)              (2,731)   15,503    29,149
Other income (expenses):
  Interest income                     1,839     3,602     3,539
  Interest expense, net of
   capitalized interest             (20,571)  (20,466)  (27,515)
  Amortization of debt premiums,
   discounts and issue costs           (429)     (511)     (211)
  Other, net                           (729)        -       314
                                   --------  --------  --------
Earnings (loss) before benefit
 (provision)for income taxes and
 extraordinary item                 (22,621)   (1,872)    5,276
Benefit (provision) for income taxes (2,845)       38    (4,340)
                                   --------  --------  --------
Earnings (loss) before
 extraordinary item                 (25,466)   (1,834)      936
Extraordinary item-loss on
 extinguishment of debt (net of
 income tax benefit of $2,043)            -         -    (2,957)
                                   --------  --------  --------
Net loss                           $(25,466) $ (1,834) $ (2,021)
                                   ========  ========  ========


See Notes to Consolidated Financial Statements.


                  SUN INTERNATIONAL NORTH AMERICA, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                        (In Thousands of Dollars)

                                                    Capital
                                     Common        in excess   Accumulated
                                     stock          of par       deficit        Total
                                    -------        ---------   -----------    ---------

Balance at December 31, 1996         $   -         $193,000     $      -       $193,000
Contribution of Sun Resorts              -              368            -            368
Contribution of Sun Cove                 -             (360)           -           (360)
Net loss for year 1997                                    -       (2,021)        (2,021)
                                     -----         --------     --------       --------
Balance at December 31, 1997             -          193,008       (2,021)       190,987
Net loss for year 1998                   -                -       (1,834)        (1,834)
                                     -----         --------     --------       --------
Balance at December 31, 1998             -          193,008       (3,855)       189,153
Shares canceled                          -             (373)           -           (373)
Net loss for year 1999                   -                -      (25,466)       (25,466)
                                     -----         --------     --------       --------
Balance at December 31, 1999         $   -         $192,635     $(29,321)      $163,314
                                     =====         ========     ========       ========



See Notes to Consolidated Financial Statements.

                                      SUN INTERNATIONAL NORTH AMERICA, INC
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In Thousands of Dollars)
                                                                       For the Year Ended December 31,
                                                                         1999         1998          1997
                                                                     -----------  -----------   -----------


Cash flows from operating activities:
  Net loss ........................................................   $ (25,466)   $  (1,834)     $ (2,021)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
    Extraordinary item ............................................          --           --         2,957
    Depreciation and amortization .................................      18,648       16,041        15,173
    (Gain) loss on disposition of assets ..........................         729           --          (607)
    Utilization of tax benefits acquired in merger ................          --        1,887         4,085
    Provision for doubtful receivables ............................       1,543          708           830
    Provision for discount on CRDA obligations, net ...............         587          572           987
    Net change in working capital accounts:
      Receivables .................................................      (1,131)        (105)       (1,117)
      Due from affiliates .........................................      (7,443)          --         4,559
      Inventories and prepaid expenses ............................      (1,628)          77           (48)
      Accounts payable and accrued liabilities ....................       2,945          472        (3,325)
    Net change in deferred charges ................................        (288)         322         1,980
    Net change in deferred tax liability ..........................         (30)      (3,747)           --
                                                                       --------     --------      --------
        Net cash provided by (used in)
         operating activities .....................................     (11,534)      14,393        23,453
                                                                       --------     --------      --------
Cash flows from investing activities:
  Payments for operating capital expenditures .....................     (11,408)     (20,786)      (10,595)
  Acquisition of other fixed assets ...............................     (44,376)     (11,727)      (21,721)
  Desert Inn acquisition costs ....................................     (16,117)          --            --
  Proceeds from the sale of assets ................................       5,052      110,256         7,950
  Payments for expenses of merger .................................          --         (745)       (8,057)
  CRDA deposits and bond purchases ................................      (2,746)      (2,955)       (3,122)
  Sun Resorts cash and equivalents at date
   of contribution ................................................          --           --         1,159
                                                                       --------      -------       -------
    Net cash provided by (used in)
     investing activities .........................................     (69,595)      74,043       (34,386)
                                                                       --------      -------      --------
                                                  -continued-

                                 SUN INTERNATIONAL NORTH AMERICA, INC
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In Thousands of Dollars)
                                                                       For the Year Ended December 31,
                                                                         1999         1998          1997
                                                                     -----------  -----------   -----------

Cash flows from financing activities:
   Borrowings .....................................................      73,000         --          199,084
   Debt repayments ................................................      (8,710)    (108,480)      (154,355)
   Debt issuance costs ............................................        --           --           (6,460)
   Advances from (repayments to) affiliates .......................      14,348       (5,610)       (10,327)
                                                                      ---------    ---------      ---------
     Net cash provided by (used in) financing
      activities ..................................................      78,638     (114,090)        27,942
                                                                      ---------    ---------      ---------
Net increase (decrease) in cash and cash
 equivalents ......................................................      (2,491)     (25,654)        17,009
Cash and cash equivalents at beginning of period ..................      25,160       50,814         33,805
                                                                      ---------    ---------      ---------
Cash and cash equivalents at end of period ........................   $  22,669    $  25,160      $  50,814
                                                                      =========    =========      =========


See Notes to Consolidated Financial Statements

                  SUN INTERNATIONAL NORTH AMERICA, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

Basis of Accounting
-------------------
     Sun International North America, Inc.("SINA") is a holding company principally engaged in the operation of resort and casino properties. Through its indirect wholly owned subsidiary, Resorts International Hotel, Inc. ("RIH"), SINA owns and operates Resorts Atlantic City, a casino hotel in Atlantic City, New Jersey . In addition, SINA, through its wholly owned subsidiary Sun Cove Limited ("Sun Cove") has a 50% interest in Trading Cove Associates ("TCA"), a Connecticut general partnership (see below). SINA also provides management services to certain of its affiliated companies and owns a tour operator which wholesales tour packages and provides reservation services. In December 1996, pursuant to a merger agreement, SINA became a wholly owned subsidiary of Sun International Hotels Limited ("SIHL"). The term "Company" as used herein includes SINA and its subsidiaries.

Contributed Companies
---------------------
     Effective January 1, 1997, SIHL contributed the capital stock of Sun International Resorts, Inc. ("Sun Resorts"), a wholly owned subsidiary of SIHL, to SINA. Sun Resorts, along with its subsidiaries, is a tour operator and wholesaler of tour packages and provides reservation services. In addition, Sun Resorts provides certain support services for SIHL's resort and casino operations in The Bahamas. As of January 1, 1997, Sun Resorts' consolidated assets, liabilities and shareholder's equity amounted to $6.1 million, $5.7 million and $368,000, respectively.

     Effective July 1, 1997, SIHL contributed the capital stock of Sun Cove, a wholly owned subsidiary of SIHL, to SINA. Sun Cove has a 50% interest in TCA, which, until December 31, 1999, held a management agreement (the "Management Agreement") with the Mohegan Tribal Gaming Authority relating to the development and management of a casino resort and entertainment complex (the "Mohegan Sun Casino"). The Management Agreement provided that TCA was entitled to receive between 30% and 40% of the net profits, as defined, of the Mohegan Sun Casino. TCA was obligated to pay certain amounts to its partners and certain of their affiliates, as priority payments from its management fee income for services provided by those entities. In addition, TCA was obligated to pay certain amounts to its partners, as priority payments from its management fee income, for certain capital contributions to TCA. These amounts were paid as TCA received sufficient management fees to meet the priority distributions. As of July 1, 1997, Sun Cove's assets, liabilities and shareholder's deficit amounted to $7.9 million, $8.3 million and $360,000, respectively. Sun Cove's revenues and net loss for the six months ended June 30, 1997 were $0 and $360,000, respectively.

     The contributions of Sun Resorts and Sun Cove were recorded based upon their respective carrying values by SIHL.

     In February 1998, The Mohegan Tribe of Indians of Connecticut (the "Tribe") announced that it had appointed TCA to develop its proposed expansion of the Mohegan Sun Casino which is currently expected to cost approximately $800.0 million. In addition, TCA and the Tribe agreed that effective January 1, 2000, TCA would turn over management of the Mohegan Sun Resort complex, (which comprises the existing operations and the proposed expansion), to the Tribe. In exchange for relinquishing its rights under its existing agreements, beginning January 1, 2000, TCA receives annual payments of five percent of the gross revenues of the Mohegan Sun Resort complex for a 15-year period.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
     The consolidated financial statements include the accounts of SINA and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications
-----------------
     Certain balances in the accompanying consolidated financial statements for 1998 and 1997 have been reclassified to conform with the current year presentation.

Use of Estimates
----------------
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company provides allowances for doubtful accounts arising from casino, hotel and other services, which are based upon a specific review of certain outstanding receivables. In determining the amounts of the allowances, the Company is required to make certain estimates and assumptions and actual results may differ from those estimates and assumptions.

Revenue Recognition
-------------------
     The Company recognizes the net win from casino gaming activities (the difference between gaming wins and losses) as gaming revenues. Revenues from hotel and related services are recognized at the time the related service is performed. Management fees and other operating revenues include fees charged to unconsolidated affiliates primarily for executive management services. Revenues are recorded at the time the service is performed.

Promotional Allowances
----------------------
     The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances for the years ended December 31 are included in gaming costs and expenses as follows:

(In Thousands of Dollars)            1999       1998        1997


Rooms                              $ 5,536    $ 5,655     $ 5,092
Food and beverage                   14,634     13,448      15,042
Other                                6,704      5,570       5,192
                                    26,874    $24,673     $25,326


Pre-Opening Expenses
--------------------
     In the first quarter of 1999, the Company adopted Statement of Position 98-5 which states that all pre-opening costs will be charged to expense as incurred. Pre-opening costs in 1999 related to the opening of a renovation completed at Resorts Atlantic City.

Cash Equivalents
----------------
     The Company considers all of its short-term money market securities purchased with original maturities of three months or less to be cash equivalents.

Inventories
-----------
     Inventories of provisions, supplies and spare parts are carried at the lower of cost (first-in, first-out) or market.

Property and Equipment
----------------------
     Property and equipment are stated at cost and are depreciated over the estimated useful lives reported below using the straight-line method for financial reporting purposes.

       Land improvements                        14  years
       Hotels and other buildings               40  years
       Furniture, machinery and equipment      2-5  years

Deferred Charges and Other Assets
---------------------------------
     Debt  issuance   costs  are  amortized   over  the  terms  of  the  related
indebtedness.

Goodwill
--------
     Goodwill is amortized on a straight line basis over 40 years. Amortization expense included in the accompanying consolidated statements of operations related to goodwill was $2.6 million, $2.7 million and $2.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Capitalized Interest
--------------------
     Interest is capitalized on construction expenditures and land under development at the weighted average interest rate of the Company's long-term debt.

Casino Reinvestment Development Authority ("CRDA") Obligations
--------------------------------------------------------------
     Under the New Jersey Casino Control Act ("Casino Control Act"), the Company is obligated to purchase CRDA bonds, which will bear a below-market interest rate, or make an alternative qualifying investment. The Company charges to expense an estimated discount related to CRDA investment obligations as of the date the obligation arises based on fair market interest rates of similar quality bonds in existence as of that date. On the date the Company actually purchases the CRDA bond, the estimated discount previously recorded is adjusted to reflect the actual terms of the bonds issued and the then existing fair market interest rate for similar quality bonds.

     The discount on CRDA bonds purchased is amortized to interest income over the life of the bonds using the effective interest rate method.

Long Lived Assets
-----------------
     The Company reviews its long lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any asset impairment exists in the recoverability of its long lived assets.

Income Taxes
------------
     SINA and all of its subsidiaries file consolidated United States federal income tax returns.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this standard, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities at enacted tax rates which will be in effect for the years in which the differences are expected to reverse. A valuation allowance is recognized based on an estimate of the likelihood that some portion or all of the deferred tax asset will not be realized.

Comprehensive Income
---------------------
     Comprehensive income is equal to net loss for all periods presented.

NOTE 3 - CASH EQUIVALENTS

     Cash equivalents at December 31, 1999 and 1998 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which the Company had not taken delivery of the underlying securities and investments in a money market fund which invests exclusively in United States Treasury obligations. At December 31, 1999, the Company held reverse repurchase agreements of $.5 million, all of which matured January 3, 2000.

NOTE 4 - RECEIVABLES

     Components of receivables at December 31 were as follows:

(In Thousands of Dollars)                       1999        1998


Gaming                                        $ 7,439    $ 5,700
Less allowance for doubtful accounts           (2,606)     (2,401)
                                                4,833      3,299

Other                                           3,811      4,824
Less allowance for doubtful accounts             (102)       (35)
                                                3,709      4,789

                                              $ 8,542     $ 8,088




NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Components of accounts payable and accrued liabilities at December 31 were as follows:

(In Thousands of Dollars)                       1999        1998


Accrued payroll and related taxes and
 benefits                                     $ 9,956     $10,621
Trade payables                                 12,768      11,710
Customer deposits and unearned revenues         5,965       4,127
Accrued interest                                5,799       5,483
Accrued gaming taxes, fees and related
 assessments                                    1,828       2,494
Accrued professional fees                       2,380       2,503
Other accrued liabilities                      12,937       9,447
                                              $51,633     $46,385

NOTE 6 - LONG-TERM DEBT

      Components of long-term debt at December 31 were as follows:

(In Thousands of Dollars)            1999              1998


9% Senior Notes                    $200,000          $200,000
  Unamortized discount                 (738)             (807)
                                    199,262           199,193

Revolving Credit Facility            73,000                 -

11% Mortgage Notes due 2003               -             5,352
  Unamortized premium                     -               246
                                          -             5,598

11.375% Junior Mortgage Notes
 due 2004                                 -             1,095
  Unamortized premium                     -                54
                                          -             1,149

Other                                 1,056             2,235
                                    273,318           208,175
Less current maturities               ( 944)           (2,235)
                                   $272,374          $205,940


9% Senior Notes
---------------
     The 9% senior subordinated unsecured notes due 2007 (the "9% Senior Notes"), are unconditionally guaranteed by certain subsidiaries of SINA. Interest on the 9% Senior Notes is payable on March 15 and September 15 each year. The Indenture for the 9% Senior Notes contains certain covenants, including limitations on the ability of the issuers and the guarantors to, among other things: (i) incur additional indebtedness, (ii) incur certain liens, (iii) engage in certain transactions with affiliates and (iv) pay dividends and make certain other payments.

Revolving Credit Facility
-------------------------
     SINA is a co-borrower along with SIHL and Sun International Bahamas Limited, an unconsolidated affiliated company, under a facility (the "Revolving Credit Facility") with a syndicate of banks led by The Bank of Nova Scotia and Societe Generale to allow for borrowings up to $625.0 million. Loans under the Revolving Credit Facility bear interest at (i) the higher of (a) the Bank of Nova Scotia's base rate or (b) the Federal Funds rate, in either case plus an additional 0.750% to 1.625% based on a debt to earnings ratio of SIHL during the period, as defined (the "Debt Ratio") or (ii) the Bank of Nova Scotia's reserve-adjusted LIBOR rate plus 1.50% to 2.25% based on the Debt Ratio. Loans under the Revolving Credit Facility may be prepaid and reborrowed at any time and are due in full on August 12, 2002. Commitment fees are calculated at per annum rates ranging from 0.375% to 0.500%, based on the Debt Ratio, applied to the undrawn amount of the Revolving Credit Facility and are due, along with accrued interest, quarterly.

     The Revolving Credit Facility contains restrictive  covenants that include:
(a) restrictions on the payment of dividends by SIHL, (b) minimum levels of earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") of SIHL and (c) a minimum relationship between SIHL EBITDA and interest expense and debt.

Co-obligation
-------------
     The Company is a co-obligator, with SIHL, on $100 million senior subordinated, unsecured notes due December 2007 (the "8.625% Notes"). Interest on the 8.625% Notes is payable on June 15 and December 15 each year. The cash was drawn down by and the debt is reflected in the consolidated financials of SIHL.


NOTE 7 - SHAREHOLDER'S EQUITY

     SINA is authorized to issue 100 million shares of SINA common stock, 120,000 shares of Class B Stock and 10 million shares of preferred stock. The only shares of SINA stock outstanding are 100 shares of SINA common stock, all of which are owned by SIHL. 7,502 shares of stock were canceled pursuant to a court order by the United States Bankruptcy Court District of Delaware related to SINA's plan of reorganization in May 1994.


NOTE 8 - RELATED PARTY TRANSACTIONS

Due from Affiliates
-------------------
     At December 31, 1999, amounts due from affiliates represent fees due for development and management services related to the Mohegan Sun Casino. At December 31, 1998, amounts due from affiliates represent non-interest bearing due on demand advances.

Due to Affiliates
-----------------
     At December 31, 1999, amounts due to affiliates represent non-interest bearing due on demand advances received from affiliates.

Management and Other Fees
-------------------------
     Effective January 1, 1998, the Company entered into an agreement to provide management services to certain unconsolidated affiliated companies. For the years ended December 31, 1999 and 1998, such fees amounted to $14.1 million and $9.8 million, respectively.

     A subsidiary of SINA earned $1.2 million and $1.0 million in priority payments from TCA related to the Mohegan Sun Casino for the years ended 1999 and 1998, respectively. Development fees earned in 1999 related to the Mohegan Sun Casino amounted to $6.7 million.


NOTE 9 - SHOWBOAT LEASE

     Prior to January 1998, the Company leased to a subsidiary of Showboat, Inc., a resort and casino operator, 10 acres of land under the Showboat Casino Hotel in Atlantic City, New Jersey (included in land held for investment, development or resale in the accompanying Consolidated Balance Sheets). The lease payments were $754,000 and $9.0 million for the years 1998 and 1997, respectively. The Company sold this land and the Showboat Lease in January 1998.


NOTE 10 - EMPLOYEE BENEFIT PLANS

     SINA and certain of its subsidiaries participate in a defined contribution plan covering substantially all of their non-union employees. The Company makes contributions to this plan based on a percentage of eligible employee contributions. Total pension expense for this plan was $844,000, $869,000 and $810,000 in 1999, 1998 and 1997, respectively.

     In addition to the plan described above, union and certain other employees of RIH and certain former subsidiaries of SINA are covered by multi-employer defined benefit pension plans to which the subsidiaries make, or made, contributions. The Company's pension expense for these plans totaled $1.3 million, $1.1 million and $1.0 million in 1999, 1998, and 1997, respectively.

     Certain of the Company's employees participate in SIHL's stock option plans (the "Plans") whereby options to purchase shares of SIHL's capital stock (the "Ordinary Shares") are granted. Pursuant to the Plans, the option prices are equal to the market value per share of the Ordinary Shares on the date of grant. The Plans provide for options to become exercisable either one year or two years after the grant date in respect of 20% of such options, and thereafter in installments of 20% per year over a four-year period. The options have a term of ten years from the date of grant. As of December 31, 1999, the Company had 2,120,000 options outstanding, 479,000 of which were exercisable. The required proforma disclosures related to Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" on such options did not have a material impact on the company's consolidated financial statement.

     Included in the options above, certain employees held options to purchase SINA common stock when the Company was acquired by SIHL. All such shares were converted to options to purchase Ordinary Shares and became exercisable as of the acquisition date.

NOTE 11 - INCOME TAXES

     The Company recorded income tax provisions (benefits) as follows from continuing operations:

(In Thousands of Dollars)         1999      1998      1997

Current:
  Federal                        $2,718    $ 3,430    $3,726
  State                             157        279       614
                                  2,875      3,709     4,340
Deferred:
  Federal                           (30)    (3,747)        -

                                 $2,845    $   (38)   $4,340

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The components of the deferred tax assets and liabilities at December 31 were as follows:

(In Thousands of Dollars)                     1999         1998


Deferred tax liabilities:
  Basis differences on land held for
   investment, development or resale         $ (6,100)    $ (6,200)
  Basis differences on property and
   equipment                                  (44,400)      (44,300)
  Other                                        (2,402)       (2,100)
    Total deferred tax liabilities            (52,902)      (52,600)

Deferred tax assets:
  NOL carryforwards                           196,700       187,300
  Book reserves not yet deductible
    for tax return purposes                    14,000        15,800
  Basis difference on debt                          -           400
  Tax credit carryforwards                      2,700         2,800
  Other                                         5,700         6,000
    Total deferred tax assets                 219,100       212,300

  Valuation allowance for deferred
   tax assets                                (208,421)     (201,953)
    Deferred tax assets, net of
     valuation allowance                       10,679        10,347
Net deferred tax liabilities                 $(42,223)    $ (42,253)

     A valuation allowance has been recorded against the portion of those deferred tax assets that the Company believes will more likely than not remain unrealized. If such deferred tax assets were to be realized, the corresponding reduction to the valuation allowance would reduce the carrying value of goodwill. During 1999, the Company experienced an increase to its valuation allowance aggregating $6.5 million.

     The effective income tax rate on earnings (loss) before extraordinary item varies from the statutory federal income tax rate as a result of the following factors:

                                      1999       1998      1997

Statutory federal income tax
 rate                               (35.0%)    (35.0%)     35.0%
State tax costs                        .7%      14.9%      11.6%
NOLs and temporary differences
 for which no taxes were provided
 or benefits recognized              39.9%    (100.8%)        -
Nondeductible expenses, including
 amortization of goodwill             3.8%      87.6%      25.3%
Other                                 2.5%      31.3%      10.3%
Effective income tax rate            11.9%      (2.0%)     82.2%


     For federal income tax purposes, the Company had NOL carryforwards of $562 million however, due to the change of ownership of SINA in 1996, $423 million of these NOL carryforwards (the "Pre-Change NOLs") are limited in their availability to offset future taxable income of the Company. As a result of these limitations, approximately $11.3 million of Pre-Change NOLs will become available for use each year through the year 2008; an additional $8.4 million will be available in 2009. An additional $13 million of these Pre-Change NOLs would be available to offset gains on sales of assets owned at the date of change in ownership of the Company which are sold within five years of that date. The remaining Pre-Change NOLs are expected to expire unutilized.

     The restricted NOLs which the Company believes may become available to the Company for utilization in spite of the limitations expire as follows: $50 million in 2005, $23 million in 2006, $28 million in 2007, $1 million in 2009 and $8 million in 2011. The unrestricted NOLs which the Company believes may be used to offset future income expire as follows: $2 million in 2007, $57 million in 2008,$57 million in 2012, and $23 million in 2019.

NOTE 12 - SUPPLEMENTAL CASH FLOW DISCLOSURES

     Interest paid, net of amounts capitalized, was $20.8 million, $24.4 million and $26.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Income taxes refunded (paid) amounted to $188,000, $(2.1) million and $87,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Non-cash investing and financing activities were as follows:

(In Thousands of Dollars)                   1999        1998         1997


Increase (decrease) for valuation adjustments:
   Goodwill                                     -          -      $  6,950
   Land held for investment,
    development or resale                       -          -      $ (5,000)
   Accounts payable and accrued
    liabilities                                 -          -      $  1,950

Exchange of real estate in Atlantic
 City for reduction in CRDA
 obligation                                     -          -      $  2,200

Refinancing of capital lease
 obligations                               $1,444          -             -

Property and equipment acquired
 under capital lease obligations           $  938     $5,098             -


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Casino License
--------------
     The operation of a casino in Atlantic City is subject to regulatory controls. A casino license must be obtained by the operator and the license must be periodically renewed and is subject to revocation at any time. In the event that the Company is not able to maintain its license, management believes that the Company would still realize the carrying value of its related assets.

CRDA Obligations
----------------
     The Casino Control Act, as amended, requires RIH to purchase bonds issued by the CRDA, or to make other investments authorized by the CRDA, in an amount equal to 1.25% of its gross gaming revenues, as defined. The CRDA bonds have interest rates ranging from 3.6% to 7.0% and have repayment terms of between 20 and 50 years.

     At December 31, 1999, RIH had $8.2 million face value of bonds issued by the CRDA and had $18.2 million on deposit with the CRDA. These bonds and deposits, net of an estimated discount to reflect the below-market interest rates payable on the bonds, are included in deferred charges and other assets in the accompanying consolidated balance sheets.

     In February 1999, the Company and various Atlantic City casinos entered into agreements with the CRDA to invest in a project the CRDA and the New Jersey Sports and Exposition Authority are planning, to renovate the existing Atlantic City Boardwalk Convention Center into a 10,000 to 14,000 seat special events center (the "Project").

     The Project will be funded in phases through direct investments from various Atlantic City casinos, including the Company. Of the total budgeted cost, the Company has agreed to invest $8.7 million in cash which will be paid from funds the Company has or will have deposited with the CRDA to meet its investment obligations as described above. As of December 31, 1999, $1.8 million of the total amount deposited with the CRDA by the Company had been allocated to the Project. As the CRDA allocates funds deposited by the Company to the Project, the Company will receive an investment credit reducing its obligation to purchase CRDA bonds in an equal amount.

Litigation
----------
     SINA and certain of its subsidiaries are defendants in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.



NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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


NOTE 15 - SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     The Company operates in one industry segment in the United States.


NOTE 16 - SUBSEQUENT EVENTS

Termination of Desert Inn Asset and Land Purchase Agreement
-----------------------------------------------------------
     In SINA's Form 10-Q for the quarter ended June 30, 1999 it was reported that SINA had entered into an Asset and Land Purchase Agreement with Starwood Hotels and Resorts Worldwide Inc. ("Starwood") pursuant to which the Company along with SIHL had agreed to acquire the Desert Inn Hotel and Casino in Las Vegas (the "Desert Inn") for $275 million.

     On March 2, 2000, the Company and Starwood announced that they agreed to terminate their agreement under which the Company was to acquire the Desert Inn. Starwood intends to continue to seek a purchaser for the property. If the property is sold for less than the purchase price originally agreed to by the Company, then the Company will pay to Starwood 50% of such deficit, up to a maximum of $15 million. In the event that Starwood sells the property for in excess of the purchase price originally agreed to by the Company, then the Company will share 50% of such excess. Should the Company be required to pay $15 million of any potential deficit, it would be paid from the $15 million deposit previously paid to Starwood. The deposit is included in deferred charges and other assets in the accompanying consolidated balance sheets.


Proposed Acquisition of SIHL Ordinary Shares
--------------------------------------------
     On January 19, 2000, SIHL announced that it has received a proposal from Sun International Investments Limited ("SIIL") to acquire in a merger transaction all ordinary shares of SIHL not already owned by SIIL or its shareholders for $24 per share in cash. SIIL and its stockholders own approximately 53% of the Company's outstanding ordinary shares.

     In response to the proposal, SIHL formed a committee of independent members of the Board of Directors (the "Special Committee") which has retained its own financial and legal advisors. Completion of the proposed transaction will be subject to various conditions, including approval by the Special Committee, successful completion of financing on terms satisfactory to SIIL, negotiation and execution of a definitive agreement containing terms and conditions customary for a transaction of this nature and approval of the New Jersey Casino Control Commission.

     SIIL advised management of SIHL that it and its shareholders will not sell any SIHL ordinary shares in connection with the proposed transaction and do not wish to consider or participate in any possible alternative sale of SIHL ordianry shares.


                                                              SCHEDULE II

                  SUN INTERNATIONAL NORTH AMERICA, INC.
                    VALUATION AND QUALIFYING ACCOUNTS
                        (In Thousands of Dollars)


                                   Balance at   Additions                Balance at
                                   beginning    charged to  Deductions    end of
                                   of period     expenses       (a)       period


For the year ended December 31, 1999:

Allowance for doubtful receivables:
  Gaming                            $2,401       $1,452       $(1,247)    $2,606
  Other                                 35           91           (24)       102
                                    $2,436       $1,543       $(1,271)    $2,708
For the year ended December 31, 1998:


Allowance for doubtful receivables:
  Gaming                            $3,011       $  644       $(1,254)    $2,401
  Other                                 63           64           (92)        35
                                    $3,074       $  708       $(1,346)    $2,436


For the year ended December 31, 1997:

Allowance for doubtful receivables:
  Gaming                            $3,626       $  836       $(1,451)    $3,011
  Other                                132           (6)          (63)        63
                                    $3,758       $  830       $(1,514)    $3,074


(a)  Write-off of uncollectible accounts, net of recoveries.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                PART III


  The following Items have been omitted pursuant to General
Instruction I of Form 10-K: ITEM 6. SELECTED FINANCIAL DATA; ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS.


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

3.   The following exhibits are filed herewith or incorporated by reference:

Exhibit
Numbers     Exhibit
-------   ---------
(3)(a)(1) Restated Certificate of Incorporation of SINA. (Incorporated by reference to Exhibit (3)(a) to Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1996, in File No. 1-4748.)

(3)(a)(2) Certificate of Amendment of Restated Certificate of Incorporation of SINA. (Incorporated by reference to Exhibit (3)(a)(2) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996, in File No. 1-4748).

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

(10)(b) Termination Agreement among Sheraton Desert Inn Corporation, Starwood, Sheraton Gaming Corporation, SIHL and Sun International Nevada, Inc. dated as of February 29, 2000, terminating the Asset and Land Purchase Agreement among the parties, dated as of May 17, 1999. (Incorporated by reference ro Exhibit 2 to SIHL's Form 6-K Current Report dated March 17, 2000, in File No. 0-22794).

(10)(c)(1)Amended and Restated Partnership Agreement of Trading Cove Associates dated as of August 29, 1995, among Sun Cove Limited, RJH Development Corp., Leisure Resort Technology, Inc., Slavik Suites, Inc. and LMW Investments, Inc. (Incorporated by reference to Exhibit 10.7 of Registration Statement No. 33-80477 of the registrant on Form F-3.)

(10)(c)(2)Relinquishment Agreement dated February 7, 1998, between the Mohegan Tribal Gaming Authority and Trading Cove Associates. (Incorporated by reference to Exhibit 2.2 to SIHL's Form 20-F Annual Report for the fiscal year ended December 31, 1997, in File No. 0-22794.)

(21)      Subsidiaries of the registrant.

(27)(a)   Financial data schedule for the year ended December 31, 1999.

(27)(b)   Restated financial data schedule for the year ended December 31, 1998.



*  Management contract or compensatory plan.

     Registrant agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

 (b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed during the fourth quarter of 1999. No amendments to previously filed Forms 8-K were filed during the fourth quarter of 1999.

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

                                           SUN INTERNATIONAL NORTH AMERICA, INC.
                                                        (Registrant)


Date:  March 30, 2000                       By /s/ John R. Allison
                                            John R. Allison
                                            Executive Vice President - Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Howard B. Kerzner                     March 30, 2000
   Howard B. Kerzner
   Director


By /s/ Charles D. Adamo                      March 30, 2000
   Charles D. Adamo
   Director

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


(4)(b)(3)    Form of Registration Rights  Incorporated by reference to Agreement
             dated as of March            Exhibit (4)(e)(3) to
             5, 1997, by and among SIHL   registrant's Form 10-K Annual Report
             and SINA, as issuers,        for the fiscal year ended December 31,
             various subsidiaries of      1996, in File No. 1-4748.
             SIHL, including RIH and
             GGRI, as guarantors, and
             Bear, Stearns & Co. Inc.,
             Societe Generale Securities
             Corporation and Scotia
             Capital Markets (USA) Inc.,
             as purchasers.


(4)(b)(4)    Form of Inter-Borrower        Incorporated by reference to
             Agreement dated as of March   Exhibit (4)(e)(4) to
             10, 1997, between SIHL and    registrant's Form 10-K Annual Report
             SINA.                         for the fiscal year ended December
                                           31, 1996, in File No. 1-4748.


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



(10)(b)      Termination Agreement among   Incorporated by reference toK
             Sheraton Desert Inn           Exhibit 2 to SIHL's Form 6-Kh
             Corporation, Starwood,        Current Report dated March 17, 2000,
             Sheraton Gaming Corporation,  in File No. 0-22794.
             SIHL and Sun International
             Nevada, Inc. dated as of
             February 29, 2000,
             terminating the Asset and
             Land Purchase Agreement
             among the parties, dated as
             of May 17, 1999.

(10)(c)(1)   Amended and Restated          Incorporated by reference to
             Partnership Agreement of      Exhibit 10.7 of Registration
             Trading Cove Associates       Statement No. 33-80477 of the
             dated as of August 29, 1995,  registrant on Form F-3.
             among Sun Cove Limited, RJH
             Development Corp., Leisure
             Resort Technology, Inc.,
             Slavik Suites, Inc. and LMW
             Investments, Inc.

(27)(a)      Financial data schedule for
             the year ended December 31,   54
             1999.

(27)(b)      Restated  financial  data
             schedule for the year ended
             December 31, 1998.            55

