Form 10-Q
period 2000-03-31
SUN INTERNATIONAL NORTH AMERICA INC
filed 2000-05-15
CIK 83394

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000
                                  OR

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

Number of shares outstanding of registrant's common stock as of March 31, 2000: 100, all of which are owned by one shareholder.
Accordingly there is no current market for any of such shares.

The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.


                    Total number of pages 12

                SUN INTERNATIONAL NORTH AMERICA, INC.
                              FORM 10-Q
                                INDEX

                                             Page Number

Part I.  Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets
                at March 31, 2000 and
                December 31, 1999                 3

               Consolidated Statements of
                Operations for the Quarters
                Ended March 31, 2000 and 1999     4

               Consolidated Statements of
                Cash Flows for the Quarters
                Ended March 31, 2000 and 1999     5

               Notes to Consolidated
                Financial Statements              6

     Item 2.   Management's Discussion and
                Analysis of Financial
                Condition and Results of
                Operations                        8

Part II.  Other Information

     Item 1.   Legal Proceedings                 10

     Item 6.   Exhibits and Reports on
                Form 8-K                         10

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

        SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
             (In Thousands of Dollars, except par value)
                                        March 31,    December 31,
                                          2000           1999
                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents            $ 17,782       $ 22,669
  Receivables, less allowance for
   doubtful accounts of $2,677
   and $2,708                             8,512          8,542
  Inventories                             2,110          2,500
  Prepaid expenses                        2,776          2,742
  Due from affiliates                     7,974          7,829
                                         39,154         44,282
Land held for investment,
 development or resale                   61,308         61,308
Property and equipment, net of
 accumulated depreciation of
 $39,035 and $35,035                    295,578        294,970
Deferred charges and other assets,
 net                                     42,133         40,591
Goodwill, net                            93,195         93,855
                                       $531,368       $535,006

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term
   debt                                $    471      $     944
  Accounts payable and accrued
   liabilities                           45,269         51,633
  Due to affiliates                      15,656          4,518
                                         61,396         57,095

Long-term debt, net of current
 maturities                             272,381        272,374

Deferred income taxes                    42,223         42,223

Shareholder's equity:
  Common stock - $.01 par value               -              -
  Capital in excess of par              192,635        192,635
  Accumulated deficit                   (37,267)       (29,321)
                                        155,368        163,314
                                       $531,368       $535,006

See Notes to Consolidated Financial Statements.

        SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands of Dollars)
                             (Unaudited)
                                          Quarter Ended
                                             March 31,
                                         2000         1999
Revenues:
  Casino                               $51,455       $50,686
  Rooms                                  3,551         2,505
  Food and beverage                      5,966         5,867
  Other casino/hotel                       991         1,969
                                        61,963        61,027
  Less promotional allowances           (5,509)       (5,674)
  Net casino and resort revenues        56,454        55,353
  Tour operations                        6,236         6,017
  Management fees and other income       5,191         4,480
                                        67,881        65,850
Expenses:
  Casino                                36,731        36,314
  Rooms                                  1,023           627
  Food and beverage                      3,748         3,759
  Other casino/hotel operating
   expense                               6,213         6,975
  Tour operations                        5,672         5,873
  Selling, general and
   administrative                       11,604         9,927
  Depreciation and amortization          4,821         3,695
                                        69,812        67,170

Operating loss                          (1,931)       (1,320)

Other income (expense):
  Interest income                          421           649
  Interest expense, net                 (6,082)       (3,935)
Loss before income taxes                (7,592)       (4,606)
Income tax expense                        (354)           (2)
Net loss                               $(7,946)      $(4,608)



See Notes to Consolidated Financial Statements.

          SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)
                                (Unaudited)

                                              Quarter Ended
                                                 March 31,
                                            2000          1999

Cash flows from operating activities:
  Reconciliation of net loss to net
   cash used in operating activities:
    Net loss                              $ (7,946)      $ (4,608)
    Depreciation and amortization            4,965          3,831
    Provision for doubtful receivables         301            251
    Provision for discount on CRDA
     obligations, net                          215            122
    Gain on disposition of assets              (14)             -
    Net change in working capital accounts:
       Receivables                            (271)            92
       Inventories and prepaid expenses        356           (355)
       Accounts payable and accrued
        liabilities                         (5,480)        (3,390)
       Net change in deferred charges       (1,043)        (1,119)
      Net cash used in operating
       activities                           (8,917)        (5,176)

Cash flows from investing activities:
  Payments for major capital projects       (2,887)        (6,903)
  Payments for operating capital
   expenditures                             (1,914)        (1,230)
  Acquisition of other fixed assets              -         (9,199)
  CRDA deposits and bond purchases            (646)          (651)
  Other                                       (239)             -
    Net cash used in investing
     activities                             (5,686)       (17,983)

Cash flows from financing activities:
  Net repayments from affiliates            10,273         18,468
  Repayment of debt                           (557)        (1,617)
   Net cash provided by financing
    activities                               9,716         16,851

Net decrease in cash and cash equivalents   (4,887)        (6,308)
Cash and cash equivalents at beginning
 of period                                  22,669         25,160
Cash and cash equivalents at end
 of period                                $ 17,782       $ 18,852


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

   While the accompanying interim financial information is unaudited, management of the Company believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the SINA 1999 Form 10-
K. The results of operations for the three-month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

   The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1999 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 33 through 46 of the SINA 1999 Form 10-K.

B. Termination of Desert Inn Acquisition Agreement

   In SINA's 1999 Form 10-K, it was reported that, on March 2, 2000, SIHL and Starwood Hotels and Resorts Worldwide Inc. ("Starwood") announced that they have agreed to terminate their agreement under which the Company along with SIHL was to acquire the Desert Inn Hotel and Casino in Las Vegas (the "Desert Inn") for $275 million (the "Termination Agreement"). Pursuant to the Termination Agreement, if the property is sold for less than the purchase price originally agreed by the Company, then the Company will pay to Starwood 50% of such deficit, as defined, up to a maximum of $15 million. In the event that Starwood sells the property for an amount in excess of the purchase price originally agreed by the Company, then the Company will share 50% of such excess. Should the Company be required to pay $15 million of any potential deficit, it would be paid from the $15 million deposit previously paid to Starwood. The deposit is included in deferred charges and other assets in the accompanying consolidated balance sheets.

   On April 28, 2000, Starwood announced that they had received a non-refundable $30 million deposit from another party to purchase the Desert Inn for approximately $270 million. According to Starwood's announcement, this transaction is expected to close by June 30,2000. Should this transaction close, the loss to SINA would be approximately $8.8 million.

C. Reverse Repurchase Agreements:

   Cash equivalents at March 31, 2000 included $6.2 million of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which the Company had not taken delivery of the underlying securities. These agreements matured during the first week of April 2000.

D. Statements of Cash Flows:

   Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.
                                                Quarter Ended
                                                  March 31,
(In Thousands of Dollars)                     2000         1999

Interest paid, net of capitalization         $10,935      $8,992

Income taxes paid                                556          70

Non-cash investing and financing
 activities:

  Property and equipment acquired
   under capital lease obligations                 73          -

  Increase in liabilities
   for additions to other assets                   16         23


E. Comprehensive Income

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

   At March 31, 2000, SINA had $8.2 million face value of bonds issued by the CRDA and had $18.7 million on deposit with the CRDA.

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

   The Project will be funded in phases through direct investments from various Atlantic City casinos. Of the total budgeted cost, SINA has agreed to invest $8.7 million which will be paid from funds SINA has or will have deposited with the CRDA to meet its bond obligations as described above. As of March 31, 2000, $1.8 million of the total amount deposited with the CRDA had been allocated to the Project. As the CRDA reallocates funds deposited by SINA to the Project, SINA will receive an investment credit reducing its obligation to purchase CRDA bonds in an equal amount.

   Litigation

   SINA and certain of its subsidiaries are defendants in certain litigation. Except for items disclosed in the 1999 SINA 10-K, in the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS - Quarter Ended March 2000 Compared to 1999

Revenues

   Casino and Resort Revenues

 Casino revenues of $51.5 million for the first quarter of 2000 reflect a slight increase of $.8 million, or 1.5%, over the comparable period in 1999. Slot handle (dollar amounts wagered) increased by $39.1 million, or 10.5%, over the previous year, and table game drop (dollar amount of chips purchased) increased by $10.4 million, or 10.6%. This increase in gaming activity was substantially offset by a lower hold percentage in both slots and table games resulting in slight increases in both slot win and table game win.

 During the first quarter of 1999 the Company commenced a renovation of it's casino hotel in Atlantic City, New Jersey ("Resorts Atlantic City") which was completed in early July 1999. During this period, the property was operating with over 25% of its slot machines off the casino floor at any one time. Additionally, the Company had to add, remove, and relocate table game units during that time as a result of the renovation.

 Room revenues in the first quarter of 2000 increased by $1.0 million, or 41.8%, over the previous year. This was primarily due to an increase of $18.67 in the average room rate. In addition, due to the renovation, in the first quarter of 1999 the Company had taken an average of 45 hotel rooms, of its inventory of 658 hotel rooms, out of service. Other casino/hotel revenues in the first quarter of 2000 decreased by $1.0 million from the comparable period in 1999. This was primarily due to lower complimentary entertainment revenues. With the availability of "Club 1133", an entertainment lounge which offers free admission to patrons, there were fewer headliner shows in the main theater.

 Management Fees and Other Income

 Management fees and other income increased by $.7 million, or 15.9%, over the previous year. In the first quarter of 2000, management fees included $4.5 million for services provided to certain unconsolidated affiliated companies, compared to $4.0, for the first quarter of 1999.

Expenses

 Casino and Resort Expenses

 Casino expenses increased slightly primarily due to the increased gaming activity reflected above in revenues. The increase in rooms expense is due to the increase in room nights sold over the same period last year. As described above in revenues, 45 rooms were taken out of inventory during the first quarter of 1999.

 Selling, General and Administrative

 Selling, general and administrative costs increased by $1.7 million, or 16.9%, over the previous year. This was primarily due to increased corporate payroll costs of $.7 million and $.5 million in severance expense associated with a management reorganization at Resorts Atlantic City.

 Other Income (Expense)

 In the first quarter of 2000, net interest expense increased by $2.1 million over the previous year. This was primarily due to an increase in long-term debt over the comparable period last year. During 1999, subsequent to the first quarter, the Company incurred borrowings of $73.0 million from a revolving credit facility primarily to fund the renovation of Resorts Atlantic City and various land purchases in Atlantic City.

 Forward Looking Statements

   The statements contained herein include forward looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, projections, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), availability of financing, democratic or global economic conditions, pending litigation, changes in tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

   The following is an update of the status of certain litigation which was previously described in "Item 3. Legal Proceedings" of the SINA 1999 Form 10-K.

Philip Goldberg Family Trust vs. Resorts International Hotel, Inc.

   Discovery is ongoing and a trial date has been scheduled for June
20, 2000.

SIHL Shareholder Litigation

   Beginning on or about January 20, 2000, eight class action lawsuits were filed in courts of the states of New York, New Jersey and Florida, by certain shareholders of SIHL. These actions, purportedly brought as class actions on behalf of all public shareholders, name Sun International Investments Limited ("SIIL"), SIHL and directors of SIHL (including Chairman and Chief Executive Officer Solomon Kerzner) as defendants, alleging generally that they breached their fiduciary duties to shareholders in connection with SIIL's proposal to acquire all of the ordinary shares of SIHL not owned by SIIL or its shareholders for $24 per share. Currently, SIIL and its shareholders own approximately 53% of the outstanding shares of SIHL. Answers were filed to each of the complaints on or about March 27, 2000.

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits

   The following Part I exhibits are filed herewith:

   Exhibit
   Number                        Exhibit

   (27)       Financial data schedule as of March 31, 2000.

b. Reports on Form 8-K

   No Current Report on Form 8-K was filed by SINA covering an event during the first quarter of 2000. No amendments to previously filed Forms 8-K were filed during the first quarter of 2000.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SUN INTERNATIONAL NORTH AMERICA, INC.
                                       (Registrant)





                           /s/ John R. Allison
                           John R. Allison
                           Executive Vice President - Finance
                           (Authorized Officer of Registrant
                           and Chief Financial Officer)


Date: May 11, 2000

                 SUN INTERNATIONAL NORTH AMERICA, INC.

                  Form 10-Q for the quarterly period
                         ended March 31, 2000


                             EXHIBIT INDEX


Exhibit
Number               Exhibit               Page Number in Form 10-Q

(27)        Financial data schedule              Page 13
            as of March 31, 2000.