Form 10-Q
period 2000-06-30
SUN INTERNATIONAL NORTH AMERICA INC
filed 2000-08-11
CIK 83394

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________


Commission File No. 1-4748

                      Sun International North America, Inc.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                          59-0763055
-------------------------------                          ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

1415 E. Sunrise Blvd., Ft. Lauderdale, FL                      33304
-----------------------------------------                 ----------------
(Address of principal executive offices)                     (Zip Code)





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

Number of shares  outstanding of registrant's  common stock as of June 30, 2000:
100, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

                     Exhibit Index is presented on page 14

                            Total number of pages 15

                      SUN INTERNATIONAL NORTH AMERICA, INC.
                      -------------------------------------
                                    FORM 10-Q

                                      INDEX

                                                                Page Number

Part I.  Financial Information

         Item 1.              Financial Statements

                              Consolidated Balance Sheets
                               at June 30, 2000 and
                               December 31, 1999                     3

                              Consolidated Statements of
                               Operations for the Three
                               Months and Six Months Ended
                               June 30, 2000 and 1999                4

                              Consolidated Statements of
                               Cash Flows for the Six Months
                               Ended June 30, 2000 and 1999          5

                              Notes to Consolidated
                               Financial Statements                  6

         Item 2.              Management's Discussion and
                               Analysis of Financial
                               Condition and Results of
                               Operations                            9

Part II.  Other Information

         Item 2.              Legal Proceedings                     12

         Item 6.              Exhibits and Reports on
                               Form 8-K                             12

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

              SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
               ------------------------------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                     (In Thousands of Dollars, except par value)

                                                       June 30,     December 31,
                                                         2000           1999
                                                     -----------    ------------
                                                     (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                $ 20,691       $ 22,669
  Receivables, less allowance for
   doubtful accounts of $2,542
   and $2,708                                              18,800          8,542
  Inventories                                               2,327          2,500
  Prepaid expenses                                          4,291          2,742
  Due from affiliates                                       5,841          7,829
                                                         --------       --------
                                                           51,950         44,282
Land held for investment,
 development or resale                                     61,311         61,308
Property and equipment, net of
 accumulated depreciation of $38,640
 and $35,035                                              297,031        294,970
Deferred charges and other assets,
 net                                                       26,192         40,591
 Goodwill, net                                             92,534         93,855
                                                         --------       --------
                                                         $529,018       $535,006
                                                         ========       ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt                   $  1,381       $    944
  Accounts payable and accrued
   liabilities                                             50,498         51,633
 Due to affiliates                                         20,096          4,518
                                                         --------       --------
                                                           71,975         57,095
                                                         --------       --------
Long-term debt, net of current
 maturities                                               272,298        272,374
                                                         --------       --------
Deferred income taxes                                      42,253         42,223
                                                         --------       --------

Shareholder's equity:
 Common stock - $.01 par value                                  -              -
 Capital in excess of par                                 192,635        192,635
                                                         --------       --------
                                                          142,492        163,314
                                                         --------       --------
                                                         $529,018       $535,006
                                                         ========       ========

See notes to consolidated financial statements.

             SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                        Three Months Ended        Six Months Ended
                                              June 30,                  June 30,
                                     ----------------------    ----------------------
                                         2000         1999         2000         1999
                                      ---------    ---------    ---------    ---------

Revenues:
 Casino                              $  62,066    $  54,209    $ 113,521    $ 104,895
 Rooms                                   4,564        3,593        8,115        6,098
 Food and beverage                       6,931        6,449       12,898       12,316
 Other casino/hotel revenues             1,196        2,159        2,186        4,128
                                     ---------    ---------    ---------    ---------
                                        74,757       66,410      136,720      127,437
 Less promotional allowances            (6,700)      (6,192)     (12,209)     (11,866)
                                     ---------    ---------    ---------    ---------
    Net casino and resort
     revenues                           68,057       60,218      124,511      115,571
  Tour operations                        5,902        6,116       12,138       12,133
  Management fees and other income       4,701        3,824        9,892        8,304
                                     ---------    ---------    ---------    ---------
                                        78,660       70,158      146,541      136,008
                                     ---------    ---------    ---------    ---------
Expenses:
  Casino                                40,750       37,343       77,481       73,657
  Rooms                                    963          656        1,986        1,283
  Food and beverage                      4,002        4,353        7,750        8,112
  Other casino/hotel operating
   expense                               6,707        7,188       12,920       14,163
  Tour operations                        5,116        5,933       10,788       11,806
  Selling, general and
   administrative                       12,550       10,400       24,154       20,327
  Depreciation and amortization          4,669        4,202        9,490        7,897
  Pre-opening expenses                       -        1,063            -        1,063
  Purchase termination costs            11,202            -       11,202            -
                                     ---------    ---------    ---------    ---------
                                        85,959       71,138      155,771      138,308

Operating loss                          (7,299)        (980)      (9,230)      (2,300)

Other income (expense):
  Interest income                          600          381        1,021        1,030
  Interest expense, net                 (6,102)      (4,317)     (12,184)      (8,252)
                                     ---------    ---------    ---------    ---------

Loss before income taxes               (12,801)      (4,916)     (20,393)      (9,522)
Income tax expense                         (75)           -         (429)          (2)
                                     ---------    ---------    ---------    ---------
Net loss                             $ (12,876)   $  (4,916)   $ (20,822)   $  (9,524)
                                     =========    =========    =========    =========

See notes to consolidated financial statements.



             SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                         Six Months Ended June 30,
                                                            2000          1999
                                                          --------     --------
Cash flows from operating activities:
  Reconciliation of net loss to net
   cash used in operating activities:
    Net loss                                              $(20,822)    $ (9,524)
    Depreciation and amortization                            9,785        8,051
    Provision for doubtful receivables                         451          382
    Provision for discount on CRDA
     obligations, net                                          461          255
    Net change in working capital accounts:
     Receivables                                            (2,959)      (1,688)
     Due from affiliates                                     1,988            -
     Inventories and prepaid expenses                       (1,376)      (2,425)
     Accounts payable and accrued liabilities               (3,217)       1,888
    Net change in deferred charges                           9,679       (1,160)
    Net change in deferred tax liability                        30          (30)
                                                          --------     --------
     Net cash used in operating activities                  (5,980)      (4,251)
                                                          --------     --------

Cash flows from investing activities:
  Payments for construction capital expenditures            (6,342)     (23,665)
  Payments for operating capital expenditures               (2,202)      (2,624)
  Acquisition of other fixed assets                              -       (9,386)
  Proceeds from the sale of fixed assets                       146            -
  Proceeds from the sale of land                              (361)     (15,272)
  CRDA deposits and bond purchases,
   net of redemptions                                       (1,024)      (1,263)
                                                          --------     --------
    Net cash used in investing activities                   (9,783)     (52,210)
                                                          --------     --------

Cash flows from financing activities:
  Borrowings                                                     -       42,011
  Advances from affiliates                                  14,877       10,216
  Repayment of debt                                         (1,092)      (1,803
                                                          --------     --------
    Net cash provided by financing activities               13,785       50,424
                                                          --------     --------
Net decrease in cash and cash equivalents                   (1,978)      (6,037)
Cash and cash equivalents at beginning of period            22,669       25,160
                                                          --------     --------
Cash and cash equivalents at end of period                $ 20,691     $ 19,123
                                                          ========     ========

See notes to consolidated financial statements

             SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

A.General:
  -------

         The accompanying consolidated interim financial statements, which are unaudited, include the operations of Sun International North America, Inc. ("SINA") and its subsidiaries. The term "Company" as used herein includes SINA and its subsidiaries. SINA is a wholly owned subsidiary of Sun International Hotels Limited ("SIHL").

         While the accompanying interim financial information is unaudited, management of the Company believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the SINA 1999 Form 10-K. The results of operations for the three-month and six-month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

         The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1999 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 33 through 46 of the SINA 1999 Form 10-K.

B.       Termination of Desert Inn Acquisition Agreement

         In SINA's 1999 Form 10-K, it was reported that, on March 2, 2000, SIHL and Starwood Hotels and Resorts Worldwide Inc. ("Starwood") announced that they have agreed to terminate their agreement under which the Company along with SIHL was to acquire the Desert Inn Hotel and Casino in Las Vegas (the "Desert Inn") for $275 million (the "Termination Agreement"). In connection with the proposed acquisition of the Desert Inn, SINA had previously placed a $15 million deposit with Starwood (the "Deposit"). Pursuant to the Termination Agreement, the amount, if any, that SINA would be required to pay from the Deposit was based on the ultimate sales price of the Desert Inn to another party.

         On June 23, 2000, Starwood announced that it had closed on the sale of the Desert Inn for approximately $270 million, subject to certain post- closing adjustments. As a result, SINA was required to pay to Starwood $7.2 million from the Deposit. As of December 31, 1999, the Deposit is included in deferred charges and other assets in the accompanying consolidated balance sheets. The balance of the Deposit in excess of what SINA paid to Starwood, $7.8 million, is included in receivables as of June 30, 2000 in the accompanying consolidated balance sheet and was refunded to the Company in early August 2000. Purchase termination costs included the $7.2 million paid to Starwood, costs previously incurred by SINA in connection with it's proposed acquisition, and further costs incurred in connection with the Termination Agreement.

C.       Proposed Acquisition of SIHL Ordinary Shares

         On January 19, 2000, SIHL announced that it had received a proposal from Sun International Investments Limited ("SIIL") to acquire in a merger transaction all ordinary shares of SIHL (the "Ordinary Shares") not already owned by SIIL or its shareholders for $24 per share in cash. SIIL and its shareholders own approximately 54% of the outstanding Ordinary Shares. To consider the proposal, SIHL formed a committee of independent members of its Board of Directors (the "Special Committee") which retained its own financial and legal advisors. The proposed transaction was subject to various conditions, including approval by the Special Committee. On June 16, 2000, SIHL announced that SIIL was not able to negotiate a mutually satisfactory transaction with the Special Committee and that SIIL advised SIHL that its proposal had been withdrawn.

         In order to allow shareholders of SIHL to sell at least a portion of their Ordinary Shares at the price formerly proposed by SIIL, the Board of Directors of SIHL approved a self-tender offer for up to 5,000,000 Ordinary Shares at a $24 per share cash price. The self tender-offer commenced on June 26, 2000 and expired on July 25, 2000. On August 1, 2000, SIHL announced that a total 13,554,651 Ordinary Shares were tendered of which SIHL has accepted 5,000,000. Because the offer was oversubscribed, a proration factor of 36.89% was applied. As of August 1, 2000, SIHL had 32,682,350 Ordinary Shares issued and outstanding. As a result of the completion of the offer, SIHL expects to have 27,840,286 Ordinary Shares issued and outstanding. None of the Ordinary Shares held by SIIL and its shareholders were tendered.

D.       Reverse Repurchase Agreements:
         -----------------------------

         Cash equivalents at June 30, 2000 included $8.6 million of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which the Company had not taken delivery of the underlying securities. These agreements matured during the first week of July 2000.

E.       Statements of Cash Flows:
         ------------------------

         Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                   Six Months Ended
                                                        June 30,
                                                 -------------------
(In Thousands of Dollars)                          2000         1999
--------------------------------------------------------------------

Interest paid, net of capitalization            $12,386       $8,479

Income taxes pai                                    882          129

Non-cash investing and financing activities:

  Refinancing of capital lease obligations            -        1,444
  Property and equipment acquired
   under capital lease obligations                1,417          738
  Increase in liabilities for
   additions to other assets                        131           27
--------------------------------------------------------------------


F.       Comprehensive Income
         --------------------

         Comprehensive income is equal to net loss for all periods presented.

G.       Commitments and Contingencies:
         -----------------------------

         Casino Reinvestment Development Authority ("CRDA")
         --------------------------------------------------
         The New Jersey Casino Control Act, as amended, requires SINA to purchase bonds issued by the CRDA, or to make other investments authorized by the CRDA, in an amount equal to 1.25% of its gross gaming revenues, as defined. The CRDA bonds have interest rates ranging from 3.6% to 7.0% and have repayment terms of between 20 and 50 years.

         At June 30, 2000, SINA had $7.9 million face value of bonds issued by the CRDA and had $19.5 million on deposit with the CRDA.

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

         The Project will be funded in phases through direct investments from various Atlantic City casinos. Of the total budgeted cost, SINA has agreed to invest $8.7 million which will be paid from funds SINA has or will have deposited with the CRDA to meet its bond obligations as described above. As of June 30, 2000, $1.8 million of the total amount deposited with the CRDA had been allocated to the Project. As the CRDA reallocates funds deposited by SINA to the Project, SINA will receive an investment credit reducing its obligation to purchase CRDA bonds in an equal amount.

         Litigation
         ----------
         SINA and certain of its subsidiaries are defendants in certain litigation. Except for items disclosed in the 1999 SINA 10-K, in the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------

RESULTS OF OPERATIONS

Revenues
--------

         Second Quarter and First Half of 2000 Compared to 1999
         ------------------------------------------------------

         Casino and Resort Revenues
         --------------------------
         Casino revenues of $62.1 million for the second quarter of 2000 reflect an increase of $7.9 million, or 14.5%, over the comparable period in 1999. This was primarily due to an increase in table game revenue and, to a lesser extent, an increase in slot revenues. Table game revenues increased by $6.4 million, or 50.0%, due to increases in both table game drop (the dollar amount of chips purchased) and table game hold percentage. Table game drop increased by $17.9 million to $117.1 million for the second quarter of 2000, and the hold percentage increased to 16.4% in the second quarter of 2000 compared to 13.0% for the same period in 1999. Slot revenues increased by $1.3 million, or 3.2% for the second quarter compared to 1999. This was due to an increase in slot handle (dollar amounts wagered) of $73.4 million, or 17.3%, to $498.2 million, which was partially offset by a decrease in the slot hold percentage to 8.5% in the second quarter of 2000 compared to 9.6% for the same period in 1999. Simulcast revenues in the second quarter increased by $200,000 over the same period of 1999.

         For the first half of 2000, casino revenues of $113.5 million reflect an increase of $8.6 million, or 8.2%. This was due to the increases in table game revenue and slot revenues described above as the change in casino revenues for the first quarter of 2000 compared to 1999 was virtually flat. Table game revenues and slot revenues increased by $6.4 million and $1.8 million, respectively for the first half compared to the same period in 1999. The increases in table game drop and slot handle for the half were $28.4 million and $112.6 million, respectively. The hold percentage for table game revenues increased to 15.5% in the first half 2000, from 14.4% in 1999, while the hold percentage for slot revenues decreased to 8.5% from 9.5% in 1999. Simulcast revenues increased by $400,000 in the first half compared to 1999.

         During the first half of 1999 the Company was undergoing a renovation of it's casino hotel in Atlantic City, New Jersey ("Resorts Atlantic City") which was completed in early July 1999. During this period, the property was operating with over 25% of its slot machines off the casino floor at any one time. Additionally, the Company had to add, remove, and relocate table game units during that time as a result of the renovation.

         Room revenues in the second quarter and first half of 2000 increased by $1.0 million, or 27.0%, and by $2.0 million, or 33.1%, respectively compared to the same periods in 1999. This was primarily due to an increase in average room rate in the second quarter and first half of $12.78 and $15.63, respectively. In addition, due to the renovation, in the first half of 1999 the Company had taken an average of 45 hotel rooms, of its inventory of 658 hotel rooms, out of service.

         Other casino/hotel revenues in the second quarter and first half of 2000 decreased by $1.0 million and $1.9 million, respectively from the comparable periods in 1999. This was primarily due to lower complimentary entertainment revenues. With the availability of "Club 1133", an entertainment lounge which offers free admission to patrons, there were fewer headliner shows in the main theater.

         Management Fees and Other Income
         --------------------------------
         Management fees and other income increased by $900,000 for the second quarter and by $1.6 million for the first half compared to the same periods of 1999. This is primarily due to development fees earned in the second quarter and first half of 2000 of $.5 million and $1.0 million, respectively. The company has a fifty percent interest in Trading Cove Associates ("TCA"), a Connecticut general partnership. TCA was appointed to develop an expansion of the Mohegan Sun Casino in Uncasville, Connecticut, further described in SINA's 1999 Form 10-K, which results in development fees earned by the Company. In addition, management fees earned for services provided to certain unconsolidated affiliated companies increased in both the second quarter and first half of 2000 compared to 1999.

Expenses
--------
         Casino and Resort Expenses
         --------------------------
         Casino expenses increased by $3.4 million and $3.8 million in the second quarter and first half of 2000, respectively, compared to 1999. This was primarily due to an increase in complimentaries provided to casino patrons, and to a lesser extent, increases in payroll and related costs as well as increased casino win tax. These variances are largely due to the increased volume of play and increase in casino staff compared to the same periods in 1999, as a result of the renovation during first half of 1999. Casino win tax increases relative to the increase in casino revenues. The increase in rooms expense is due to the increase in room nights sold over the same period last year. As described above in revenues, 45 rooms were taken out of inventory during the first half of 1999.

         Selling, General and Administrative
         -----------------------------------
         Selling, general and administrative costs increased by $2.2 million and $3.8 million for the second quarter and first half of 2000, respectively, over the previous year. Corporate payroll and related costs increased over the prior year by $.7 million and $1.4 million in the second quarter and first half, respectively. In addition, real estate related expense increased in both periods resulting from a $.4 million write-off of an option to purchase a parcel of land in Atlantic City which the Company did not exercise. The increase for the first half included $.5 million in severance expense associated with a management reorganization at Resorts Atlantic City in the first quarter of 2000. Other than these items, none of the other cost variances were individually significant.

         Other Income (Expense)
         ----------------------
         In the second quarter and first half of 2000, net interest expense increased by $1.8 million and $3.9 million, respectively, over the previous year. This was primarily due to an increase in long-term debt over the comparable period last year. In June 1999, the Company incurred borrowings of $42.0 million from a revolving credit facility primarily to fund the renovation of Resorts Atlantic City and various land purchases in Atlantic City. Subsequent to the first half of 1999, the borrowing on this facility increased to $73.0 million. In addition, interest expense in 1999 was net of amounts capitalized of $569,000 and $907,000 for the second quarter and first half, respectively.

         Forward Looking Statements

         The statements contained herein include forward looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section  21E  of  the  Securities  Exchange  Act  of  1934,  as  amended.  These forward-looking statements are based on current expectations, estimates, projections, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and accordingly, such results may differ from those expressed in any forward- looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), availability of financing, democratic or global economic conditions, pending litigation, changes in tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

PART II. - OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings
--------------------------
         The following is an update of the status of certain litigation which was previously described in "Item 3. Legal Proceedings" of the SINA 1999 Form 10- K.

Philip Goldberg Family Trust vs. Resorts International Hotel, Inc.
------------------------------------------------------------------

         On August 1, 2000, the parties agreed to settle the litigation by entering into a Lease Modification Agreement, containing terms beneficial to both parties, and a Stipulation of Dismissal terminating the litigation.

SIHL Shareholder Litigation
---------------------------
         Beginning on or about January 20, 2000, eight class action lawsuits were filed in courts of the states of New York, New Jersey and Florida, by certain shareholders of SIHL. These actions, purportedly brought as class actions on behalf of all public shareholders, name Sun International Investments Limited ("SIIL"), SIHL and directors of SIHL (including Chairman and Chief Executive Officer Solomon Kerzner) as defendants, alleging generally that they breached their fiduciary duties to shareholders in connection with SIIL's proposal to acquire all of the ordinary shares of SIHL not owned by SIIL or its shareholders for $24 per share. Currently, SIIL and its shareholders own approximately 54% of the outstanding shares of SIHL. Answers were filed to each of the complaints on or about March 27, 2000. Subsequently, the eight class action lawsuits were consolidated into one, the Sun International Hotels Limited Class Action Lawsuit, and in May 2000, this consolidated complaint was filed with the Supreme Court of the State of the State of New York, County of New York, docket No. 600250.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
a.       Exhibits

         The following Part I exhibits are filed herewith:

         Exhibit
         Number                        Exhibit
         -------    -------------------------------------------
         (27)       Financial data schedule as of June 30, 2000.

b.       Reports on Form 8-K

         No Current Report on Form 8-K was filed by SINA covering an event during the second quarter of 2000. No amendments to previously filed Forms 8-K were filed during the second quarter of 2000.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SUN INTERNATIONAL NORTH AMERICA, INC.
                                       -------------------------------------
                                                   (Registrant)

                                       /s/ John R. Allison
                                       -------------------------------------
                                       John R. Allison
                                       Executive Vice President - Finance
                                        (Authorized Officer of Registrant
                                        and Chief Financial Officer)


Date: August 11, 2000

                      SUN INTERNATIONAL NORTH AMERICA, INC.
                      -------------------------------------

                       Form 10-Q for the quarterly period
                               ended June 30, 2000


                                  EXHIBIT INDEX

Exhibit
Number                        Exhibit                 Page Number in Form 10-Q
-------               ------------------------        ------------------------

(27)                  Financial data schedule         Page 15
                      as of June 30, 2000.