Form 10-Q
period 2000-09-30
SUN INTERNATIONAL NORTH AMERICA INC
filed 2000-11-14
CIK 83394

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    ----------

Commission File No. 1-4748




                      Sun International North America, Inc.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      59-0763055
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

1415 E. Sunrise Blvd., Ft. Lauderdale, FL                   33304
-----------------------------------------            -------------------
(Address of principal executive offices)                 (Zip Code)

                                 (954) 713-2500
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

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

Number of shares outstanding of registrant's common stock as of September 30, 2000: 100, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.


                     Exhibit Index is presented on page 14

                            Total number of pages 15

                      SUN INTERNATIONAL NORTH AMERICA, INC.
                      -------------------------------------
                                    FORM 10-Q
                                    ---------
                                      INDEX
                                      -----
                                                             Page Number
                                                             -----------
Part I.  Financial Information

         Item 1.              Financial Statements

                              Consolidated Balance Sheets
                               at September 30, 2000 and
                               December 31, 1999                   3


                              Consolidated Statements of
                               Operations for the Three
                               Months and Nine Months Ended
                               September 30, 2000 and 1999         4

                              Consolidated Statements of
                               Cash Flows for the Nine Months
                               Ended September 30, 2000 and
                               1999                                5

                              Notes to Consolidated
                               Financial Statements                6

         Item 2.              Management's Discussion and
                               Analysis of Financial
                               Condition and Results of
                               Operations                          9

Part II.  Other Information

         Item 2.              Legal Proceedings                   12

         Item 6.              Exhibits and Reports on
                               Form 8-K                           12

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

             SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                   (In Thousands of Dollars, except par value)

                                       September 30,              December 31,
                                            2000                      1999
                                       -------------              ------------
                                        (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents               $ 23,601                  $ 22,669
  Receivables, less allowance for
   doubtful accounts of $3,022
   and $2,708                               11,031                     8,542
  Inventories                                2,128                     2,500
  Prepaid expenses                           3,448                     2,742
  Due from affiliates                        5,285                     7,829
                                          --------                  --------
                                            45,493                    44,282
Land held for investment,
 development or resale                      50,260                    61,308
Property and equipment, net of
 accumulated depreciation of $41,787
 and $35,035                               309,837                   294,970
Deferred charges and other assets,
 net                                        26,707                    40,591
Goodwill, net                               91,874                    93,855
                                          --------                  --------
                                          $524,171                  $535,006
                                          ========                  ========

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Current liabilities:
  Current maturities of long-term debt    $    928                  $    944
  Accounts payable and accrued
   liabilities                              49,243                    51,633
Due to affiliates                           12,273                     4,518
                                          --------                  --------
                                            62,444                    57,095
                                          --------                  --------
Long-term debt, net of current
 maturities                                278,317                   272,374
                                          --------                  --------
Deferred income taxes                       42,253                    42,223
                                          --------                  --------

Shareholder's equity:
  Common stock - $.01 par value                  -                         -
  Capital in excess of par                 192,635                   192,635
  Accumulated deficit                      (51,478)                  (29,321)
                                          --------                  --------
                                           141,157                   163,314
                                          --------                  --------
                                          $524,171                  $535,006
                                          ========                  ========

See notes to consolidated financial statements.



             SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                            (In Thousands of Dollars)
                                   (Unaudited)

                                         Quarter Ended     Three Quarters Ended
                                          September 30,       September 30,
                                       -----------------   --------------------
                                         2000     1999       2000        1999
                                       -------- --------   --------    --------

Revenues:
  Casino                                $69,076  $63,804   $182,597    $168,699
  Rooms                                   4,720    5,011     12,835      11,109
  Food and beverage                       7,192    7,573     20,090      19,889
  Other casino/hotel revenues             1,389    1,981      3,575       6,109
                                       -------- --------   --------    --------
                                         82,377   78,369    219,097     205,806
Less promotional allowances              (7,135)  (8,518)   (19,344)    (20,384)
                                        -------  --------  --------     -------
  Net casino and resort
   revenues                              75,242   69,851    199,753     185,422
  Tour operations                         6,506    6,339     18,644      18,472
  Management fees and other income        4,151    3,002     14,043      11,306
                                         ------ --------   --------     -------
                                         85,899   79,192    232,440     215,200
                                        -------  -------   --------     -------
Expenses:
  Casino                                 43,436   42,022    120,917     115,679
  Rooms                                   1,118      589      3,104       1,872
  Food and beverage                       3,823    3,704     11,573      11,816
  Other casino/hotel operating
   expense                                6,480    7,802     19,400      21,965
  Tour operations                         5,487    6,119     16,275      17,925
  Selling, general and
   administrative                        13,556   10,784     37,724      31,111
  Depreciation and amortization           4,345    4,984     13,835      12,881
  Pre-opening expenses                        -    4,335          -       5,398
  Purchase termination costs                  -        -     11,202           -
                                        -------  -------   --------     -------
                                         78,245   80,339    234,030     218,647
                                        -------  -------   --------     -------
Operating income (loss)                   7,654   (1,147)    (1,590)     (3,447)

Other income (expense):
  Interest income                           389      393      1,410       1,423
  Interest expense, net                  (6,217)  (6,649)   (18,401)    (14,901)
  Other                                    (704)       -       (690)          -
                                        -------  -------   --------     -------

Income (loss) before income taxes         1,122   (7,403)   (19,271)    (16,925)
Income tax expense                       (2,457)    (123)    (2,886)       (125)
                                        -------  -------   --------    --------
Net loss                                $(1,335) $(7,526)  $(22,157)   $(17,050)
                                        =======  =======   ========    ========




See notes to consolidated financial statements.



             SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                           (In Thousands of Dollars)
                                  (Unaudited)


                                                        Three Quarters Ended
                                                            September 30,
                                                      -------------------------
                                                         2000            1999
                                                      ---------       ---------
Cash flows from operating activities:
  Reconciliation of net loss to net
   cash used in operating activities:
    Net loss                                          $(22,157)       $(17,050)
    Depreciation and amortization                       14,283          13,166
    Provision for doubtful receivables                   1,078             667
    Provision for discount on CRDA
     obligations, net                                      740             412
    Loss on disposal of fixed assets                       691               -
    Net change in working capital accounts:
     Receivables                                        (3,567)         (3,607)
     Due from affiliates                                 2,544               -
     Inventories and prepaid expenses                     (334)         (2,129)
     Accounts payable and accrued liabilities           (4,954)         (4,959)
    Net change in deferred charges                       9,488            (876)
    Net change in deferred tax liability                    30             (30)
                                                      ---------       --------
     Net cash used in operating activities              (2,158)        (14,406)
                                                      ---------       --------
Cash flows from investing activities:
  Payments for major capital projects                   (8,219)        (31,787)
  Payments for operating capital expenditures           (6,599)         (5,548)
  Acquisition of other fixed assets                          -          (9,433)
  Proceeds from the sale of fixed assets                   391           4,200
  Desert Inn acquisition costs                            (361)        (15,638)
  Refund of deposit for terminated Desert Inn
   acquisition                                           7,750               -
  CRDA deposits and bond purchases                      (1,801)         (1,943)
                                                      ---------       --------
     Net cash used in investing activities              (8,839)        (60,149)
                                                      ---------       --------
Cash flows from financing activities:
  Borrowings                                             6,000          31,000
  Advances from affiliates                               7,474          48,591
  Repayment of debt                                     (1,545)         (8,183)
                                                      ---------       --------
     Net cash provided by financing activities          11,929          71,408
                                                      ---------       --------
Net increase (decrease) in cash and
 cash equivalents                                          932          (3,147)
Cash and cash equivalents at beginning of period        22,669          25,160
                                                      ---------       --------
Cash and cash equivalents at end of period            $ 23,601        $ 22,013
                                                      ========        ========


See notes to consolidated financial statements.

             SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

A.       General

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

B.       Sale of Resorts Atlantic City

         The Company has entered into a definitive agreement to sell its Resorts Casino Hotel in Atlantic City, New Jersey ("Resorts Atlantic City") to an affiliate of Colony Capital LLC ("Colony") for a purchase price of $140 million, such purchase price shall accrue interest at an annual rate of 6% during the period from September 30, 2000 until closing. In addition, Colony has a two-year option to acquire certain undeveloped real estate adjacent to Resorts Atlantic City for a purchase price of $40 million (the "Option Agreement"), which option can be extended for an additional two years under certain circumstances. The sale is subject to certain customary conditions, including approval by the New
Jersey Casino Control Commission, and is also subject to Colony receiving certain financing in order to consummate the transaction. The parties expect to close the transaction early next year. If this transaction had been consummated on December 31, 1999, on a pro forma basis, the results of operations of SINA for the nine months ended September 30, 2000 would be as follows (unaudited):
Revenues - $33.6 million; net loss - $23.5 million.

C.       Termination of Desert Inn Acquisition Agreement

         In SINA's 1999 Form 10-K, it was reported that, on March 2, 2000, SIHL and Starwood Hotels and Resorts Worldwide Inc. ("Starwood") announced that they had agreed to terminate their agreement under which the Company along with SIHL was to acquire the Desert Inn Hotel and Casino in Las Vegas (the "Desert Inn") for $275 million (the "Termination Agreement"). In connection with the proposed acquisition of the Desert Inn, SINA had previously placed a $15 million deposit with Starwood (the "Deposit"). As of December 31, 1999, the Deposit is included in deferred charges and other assets in the accompanying consolidated balance sheets. Pursuant to the Termination Agreement, the amount, if any, that SINA would be required to pay from the Deposit was based on the ultimate sales price of the Desert Inn to another party.

         In June 2000, Starwood closed on the sale of the Desert Inn for approximately $270 million, subject to certain post-closing adjustments. As a result, SINA was required to pay to Starwood $7.2 million from the Deposit. The remaining $7.8 million of the Deposit was refunded to SINA in early August 2000. Purchase termination costs included the $7.2 million paid to Starwood, costs previously incurred by SINA in connection with it's proposed acquisition, and further costs incurred in connection with the Termination Agreement.

D.       Reverse Repurchase Agreements

         Cash equivalents at September 30, 2000 included $10.8 million of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which the Company had not taken delivery of the underlying securities. These agreements matured during the first week of October 2000.

E.       Statements of Cash Flows

         Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                 Three Quarters Ended
                                                     September 30,
                                                 --------------------
(In Thousands of Dollars)                          2000         1999
---------------------------------------------------------------------

Interest paid, net of capitalization             $22,930      $19,609

Income taxes paid                                    949          155

Non-cash investing and financing
 activities:

  Refinancing of capital lease obligations                      1,444
  Property and equipment acquired
   under capital lease obligations                1,419           938
  Increase in liabilities for
   additions to other assets                        210           153
---------------------------------------------------------------------

F.       Comprehensive Income

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

         At September 30, 2000, SINA had $7.9 million face value of bonds issued by the CRDA and had $20.2 million on deposit with the CRDA.

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

         The Project will be funded in phases through direct investments from various Atlantic City casinos. Of the total budgeted cost, SINA has agreed to invest $8.7 million which will be paid from funds SINA has or will have deposited with the CRDA to meet its bond obligations as described above. As of September 30, 2000, $1.8 million of the total amount deposited with the CRDA had been allocated to the Project. As the CRDA reallocates funds deposited by SINA to the Project, SINA will receive an investment credit reducing its obligation to purchase CRDA bonds in an equal amount.

         Litigation
         ----------

         SINA and certain of its subsidiaries are defendants in certain litigation. Except for items disclosed in the 1999 SINA 10-K, in the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

RESULTS OF OPERATIONS
---------------------
Revenues
--------
         Third Quarter and First Three Quarters Compared to 1999
         -------------------------------------------------------
         Casino and Resort Revenues
         --------------------------

         Casino revenues of $69.1 million for the third quarter of 2000 reflect an increase of $5.3 million, or 8.3%, over the comparable period in 1999. This was primarily due to an increase in table game revenue and, to a lesser extent, an increase in slot revenues. Table game revenues increased by $3.6 million, or 19.1%, due to an increase in table game hold percentage, from 12.9% in the third quarter 1999 to 16.7% for the same period in 2000. The effect of the increased hold percentage more than offset the effect of lower table game drop (the dollar amount of chips purchased) which reflected a $12.5 million decrease compared to the previous year. Slot revenues increased by $1.6 million, or 3.6% for the third quarter compared to 1999. This was due to an increase in slot handle (dollar amounts wagered) of $64.0 million, or 13%, to $556.8 million, which was partially offset by a decrease in the slot hold percentage to 8.3% in the third quarter of 2000 compared to 9.0% for the same period in 1999. Simulcast revenues in the third quarter increased by $100,000 over the same period of 1999.

         For the first three quarters of 2000, casino revenues of $182.6 million reflect an increase of $13.9 million, or 8.2%. This was primarily due to increases in table game revenue and slot revenues of $10.0 million, or 21.2%, and $3.5 million, or 2.9%, respectively, compared to 1999. The increase in table game revenue was primarily due to an increase in table game hold percentage to 15.9% in 2000 compared to 13.8% in 1999. In addition, table game drop for the three quarters of 2000 increased over the previous year by $15.9 million. The increase in slot revenues was due to higher slot handle which increased by $176.6 million from 1999 to $1,467.8 million for the three quarters of 2000. The increased slot handle was partially offset by a decrease in the slot hold percentage to 8.4% in the three quarters of 2000, compared to 9.3% for the same period of 1999. Simulcast revenues increased by $400,000 in the first three quarters compared to 1999.

         During the first six months of 1999 the Company was undergoing a renovation of Resorts Atlantic City which was completed in early July 1999. During this period, the property was operating with over 25% of its slot machines off the casino floor at any one time. Additionally, the Company had to add, remove and relocate table game units during that time as a result of the renovation.

         Room revenues were down by $291,000, or 5.8%, in the third quarter of 2000 compared to 1999. This slight decrease was a result of a lower average room rate during the quarter, which decreased by $7.38 to $86.78, which more than offset an increase in number of rooms sold. For the first three quarters of 2000, room revenues reflect an increase of $1.7 million, or 15.5%, due to increases in both occupancy and average room rate during the period. The hotel's occupancy during the first three quarters of 2000 was 88%, compared to 82% in 1999, and the average room rate increased by $7.18 over the prior year to $83.19. Due to the renovation of Resorts Atlantic City, in the first half of 1999 the Company had taken an average of 45 hotel rooms, of its inventory of 658 hotel rooms, out of service.

         Other casino/hotel revenues in the third quarter and first three quarters of 2000 decreased by $592,000 and $2.5 million, respectively from the comparable periods in 1999. This was primarily due to lower complimentary entertainment revenues. With the availability of "Club 1133", an entertainment lounge which offers free admission to patrons, there were fewer headliner shows in the main theater.

         Management Fees and Other Income
         --------------------------------

         Management fees and other income increased by $1.1 million for the third quarter and by $2.7 million for the first three quarters compared to the same periods of 1999. This is partially due to development fees earned in the third quarter and first three quarters of 2000 of $0.5 million and $1.5 million, respectively. The Company has a fifty percent interest in Trading Cove Associates ("TCA"), a Connecticut general partnership. TCA was appointed to develop an expansion of the Mohegan Sun Casino in Uncasville, Connecticut, as further described in SINA's 1999 Form 10-K, which results in development fees earned by the Company. In addition, management fees earned for services provided to certain unconsolidated affiliated companies increased in both the third quarter and first three quarters of 2000 compared to 1999.

Expenses
--------
         Casino and Resort Expenses
         --------------------------

         Casino expense increased by $1.4 million in the third quarter of 2000, compared to the same period of 1999. This was primarily due to an increase in promotional costs, and to a lesser extent, increases in payroll and related costs as well as increased casino win tax. For the first three quarters of 2000, casino expense increased by $5.2 million compared to the previous year. This variances was largely due to the increased volume of play and an increase in casino staff compared to the same periods in 1999, as a result of the renovation during first half of 1999. Casino win tax increased relative to the increase in casino revenues. Increases in payroll and related costs and casino win tax for the three quarters were $1.1 million and $1.2 million, respectively.

         The increase in rooms expense is due to the increase in room nights sold over the same period last year. As described above in revenues, 45 rooms were taken out of inventory during the first half of 1999.

         Selling, General and Administrative
         -----------------------------------

         Selling, general and administrative costs increased by $2.8 million in the third quarter of 2000 compared to 1999. This included an increase in corporate payroll and related costs of $1.3 million, largely due to increased staffing in the information technology department as a result of certain major projects completed during 2000. In addition, at Resorts Atlantic City, advertising costs, employee incentive costs and real estate taxes increased by $705,000, $357,000 and $128,000, respectively. For the first three quarters of 2000, selling, general and administrative costs increased by $6.6 million compared to 1999. The increase described above in corporate payroll and related costs was $2.7 million for the three quarters. At Resorts Atlantic City, employee incentives and advertising costs increased by $1.0 million and $924,000, respectively. In addition, the first three quarters of 2000 included severance costs at Resorts Atlantic City of $812,000 and a $400,000 write-off related to an option to purchase a parcel of land in Atlantic City which the Company did not exercise. Other than these items, none of the other cost variances were individually significant.

         Other Income (Expense)
         ----------------------

         In the first three quarters of 2000, net interest expense increased by $3.5 million, respectively, over the previous year. This was primarily due to an increase in long-term debt over the comparable period last year. In June 1999, the Company incurred borrowings of $42.0 million from a revolving credit facility primarily to fund the renovation of Resorts Atlantic City and various land purchases in Atlantic City. Subsequent to the first half of 1999, the borrowing on this facility has increased to $79.0 million. In addition, interest expense in 1999 was net of amounts capitalized of $907,000.

         Forward Looking Statements
         --------------------------

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

SIHL Shareholder Litigation
---------------------------

         A stipulated Order of Dismissal was entered into by all the parties to the litigation and filed with the Court on September 8, 2000 concluding the litigation.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.       Exhibits

         The following Part I exhibits are filed herewith:

         Exhibit
         Number                             Exhibit
         -------   -------------------------------------------------------------
         (10)      Purchase Agreement among SINA as parent, GGRI, Inc. as Seller and Colony RIH Acquisitions, Inc. as Buyer dated as of October 30, 2000. (Incorporated by reference to SIHL's Form
                   6-K filed on November 2, 2000 in File No. 0-22794).

         (27)      Financial data schedule as of September 30, 2000.

b.       Reports on Form 8-K

         No Current Report on Form 8-K was filed by SINA covering an event during the third quarter of 2000. No amendments to previously filed Forms 8-K were filed during the third quarter of 2000.

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


Date: November 14, 2000

                      SUN INTERNATIONAL NORTH AMERICA, INC.
                      -------------------------------------

                       Form 10-Q for the quarterly period
                            ended September 30, 2000


                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number             Exhibit                          Page Number in Form 10-Q
-------     ------------------------                ------------------------

(10)        Purchase Agreement among                Incorporated by reference
            SINA as parent, GGRI, Inc.              to SIHL's Form 6-K filed
            as Seller and Colony RIH                on November 2, 2000 in
            Acquisitions, Inc. as Buyer             File No. 0-22794
            dated as of October 30,
            2000.

(27)        Financial data schedule                 Page 15
            as of September 30, 2000.