Form 10-K
period 2000-12-31
SUN INTERNATIONAL NORTH AMERICA INC
filed 2001-04-17
CIK 83394

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2000

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-4748

SUN INTERNATIONAL NORTH AMERICA, INC.
(Exact name of Registrant as specified in itscharter)

DELAWARE
(State or other jurisdiction of corporation or organization)

59-0763055
(I.R.S. Employer Identification No.)

1415 E. Sunrise Blvd.
Ft. Lauderdale, Florida 33304
(Address of principal executive offices)

954-713-2500
(Registrant’s telephone number, including areacode)

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant´s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

As of February 28, 2001, there were 100 shares of the registrant’s common stock outstanding, all of which were owned by one shareholder. Accordingly there is no current market for any such shares.

The registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by that General Instruction.

Total Number of Pages 103
Exhibit Index is presented on pages 50 through 52

PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

Sun International North America, Inc. (“SINA”) was incorporated in Delaware in 1958, and on December 16, 1996, through a merger transaction, SINA became a wholly owned subsidiary of Sun International Hotels Limited (“SIHL”). SINA is a holding company through which SIHL, a corporation organized and existing under the laws of the Commonwealth of The Bahamas, owns and operates its properties and investments in the United States. Through its indirect wholly owned subsidiary, Resorts International Hotel, Inc. (“RIH”), SINA owns the Resorts Atlantic City hotel and casino in Atlantic City, New Jersey (“Resorts Atlantic City”). SINA also provides management services to certain affiliated companies and owns a tour operator which wholesales tour packages and provides reservation services. In addition, through its wholly-owned subsidiary Sun Cove Limited (“Sun Cove”), SINA earns income based on the gross revenues of a casino operated by an unaffiliated entity in Connecticut. Unless stated otherwise, the term “Company” as used herein includes SINA and its consolidated subsidiaries.

During the fourth quarter of 2000, the Company entered into a definitive agreement to sell Resorts Atlantic City to an affiliate of Colony Capital LLC (“Colony”) for a purchase price of $140 million, such purchase price to accrue interest at an annual rate of 6% until closing (the “Resorts Atlantic City Sale”). In addition, Colony has a two year option to acquire certain undeveloped real estate owned by the Company, adjacent to Resorts Atlantic City, for a purchase price of $40 million (the “Atlantic City Option”) which option can be extended for an additional two years under certain circumstances. The sale is subject to certain customary conditions, including approval by the New Jersey Casino Control Commission (the “Casino Control Commission”) and is also subject to Colony receiving certain financing in order to consummate the transaction. To facilitate Colony’s financing, SINA has agreed to lend Colony’s affiliate $17.5 million toward the purchase price of Resorts Atlantic City in exchange for an unsecured note (the “Note”) at an interest rate of 12.5% per annum with interest payable one-half in cash and one-half in payment-in-kind note (“PIK Notes”), the principal balance and all outstanding interest of the Note and the PIK Notes to be paid in seven years from the date of the original Note. The parties expect to close the transaction around the end of the first quarter of 2001. As a result of entering into the agreement to sell Resorts Atlantic City at a purchase price less than its carrying value, the Company recorded a loss of $229.2 million in the fourth quarter of 2000.

The Company, SIHL and Sun International Bahamas Limited, a wholly-owned subsidiary of SIHL, are co-borrowers on an existing Revolving Bank Credit Agreement (the “Revolving Credit Facility”), for which the maximum amount of borrowings outstanding is $500 million, such amount to be reduced by $125 million on August 12, 2001. To allow for the Resorts Atlantic City Sale and the Atlantic City Option, in January 2001, the Revolving Credit Facility was amended. The amendment states, among other things, that in lieu of the $125 million reduction discussed above, (i) if the Resorts Atlantic City Sale is consummated on or before August 12, 2001, on the date of such consummation, the maximum amount of borrowings that may be outstanding on the Revolving Credit Facility will be reduced by the net cash proceeds received by the Company, subject to a minimum cash consideration of $125 million, and (ii) if the Atlantic City Option is consummated on or before August 12, 2001, the amount of borrowings available on the Revolving Credit Facility will be further reduced by the net proceeds received by the Company.

Sun Cove has a 50% interest in, and is a managing partner of Trading Cove Associates (“TCA”), a Connecticut general partnership that developed, and until December 31, 1999, had a management agreement (the “Management Agreement”) with the Mohegan Tribal Gaming Authority, an instrumentality of the Mohegan Tribe of Indians of Connecticut (the “Tribe”) to operate a casino resort and entertainment complex situated in the town of Uncasville, Connecticut (the “Mohegan Sun Casino”). The Management Agreement which covered management, marketing and administrative services, provided that TCA was entitled to receive between 30% and 40% of the net profits, as defined, of the Mohegan Sun Casino. TCA is obligated to pay certain amounts to its partners and certain of their affiliates, as priority payments. These amounts are paid as TCA receives sufficient cash to meet those priority distributions.

On February 9,1998, the Tribe appointed TCA to develop its expansion of the Mohegan Sun Casino, which is currently expected to cost approximately $960.0 million. In addition, TCA and the Tribe entered into an agreement (the “Relinquishment Agreement”) whereby it was agreed that effective January 1, 2000, TCA would turn over management of the Mohegan Sun Resort Complex (which comprises the existing operations and the proposed expansion) to the Tribe. Pursuant to the Relinquishment Agreement, the Management Agreement was terminated and, effective January 1, 2000, TCA receives payments of five percent of the gross revenues of the Mohegan Sun Resort Complex for a 15-year period. The expansion of the Mohegan Sun Casino is expected to open in late 2001, at which time payments received by TCA under the Relinquishment Agreement will be based on gross revenues of the expanded casino.

Trading Cove New York, LLC (“TCNY”), a Delaware limited liability company, is 50% owned by Sun Cove. In March 2001, TCNY entered into a Development Services Agreement (the “Development Agreement”) with the Stockbridge-Munsee Band of Mohican Indians (the “Mohican Tribe”) for the development of a casino project in the Catskill region of New York (the “NY Project”). Pursuant to the Development Agreement, TCNY will provide preliminary NY Project funding, certain NY Project financing and development services. TCNY has secured land and/or options on approximately 340 acres of property in the town of Thompson for the NY Project. The Mohican Tribe does not currently have reservation land in the State of New York, but is federally recognized and operates a casino on its reservation in Wisconsin. The NY Project is contingent upon numerous federal, state and local approvals to be obtained by the Mohican Tribe, which approvals are beyond the control of TCNY. The Company can make no representation as to whether any of the required approvals will be obtained by the Mohican Tribe.

On March 2, 2000, SIHL and Starwood Hotels and Resorts Worldwide Inc. (“Starwood”) announced that they had agreed to terminate their agreement (the “Termination Agreement”) under which the Company was to acquire the Desert Inn Hotel and Casino in Las Vegas (the “Desert Inn”) for $275 million. In connection with the proposed acquisition of the Desert Inn, the Company had previously placed a $15 million deposit with Starwood (the “Deposit”). As of December 31, 1999, the Deposit was included in deferred charges and other assets in the accompanying consolidated balance sheets. Pursuant to the Termination Agreement, the amount, if any, that the Company would be required to pay from the Deposit was based on the ultimate sales price of the Desert Inn to another party.

In June 2000, Starwood closed on the sale of the Desert Inn for approximately $270 million, subject to certain post-closing adjustments, to an unrelated party. As a result, the Company was required to pay to Starwood $7.2 million from the Deposit. The remaining $7.8 million of the Deposit was refunded to the Company in August 2000. Purchase termination costs in the accompanying consolidated statement of operations include the $7.2 million paid to Starwood and $4.0 million of further costs related to the Desert Inn transaction.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Not applicable

(C) NARRATIVE DESCRIPTION OF BUSINESS

Atlantic City, New Jersey

Gaming Facilities

Resorts Atlantic City has a 75,000-square foot casino and a simulcast pari-mutuel betting facility of approximately 3,000 square feet. At December 31, 2000, these gaming areas contained approximately 73 table games that consisted of 35 blackjack tables, eight roulette tables, seven craps tables, and 23 other specialty games that included Caribbean Stud, Baccarat, Mini- Baccarat, Let It Ride, Three-card Poker, Pai Gow Poker, Big Six and Spanish 21. There were also 2,367 slot machines and five betting windows and six customer-operated terminals for simulcast pari-mutuel betting. Management of Resorts Atlantic City continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. As new games have been approved by the Casino Control Commission, management has integrated such games into its casino operations to the extent it deems appropriate.

Casino gaming in Atlantic City is highly competitive and is strictly regulated under the New Jersey Casino Control Act and regulations promulgated thereunder (the “Casino Control Act”), which affect virtually all aspects of RIH’s casino operations. See “Regulation and Gaming Taxes and Fees” below.

Resort and Hotel Facilities

Resorts Atlantic City commenced operations in May 1978 and was the first casino/hotel opened in Atlantic City. This was accomplished by the conversion of the former Haddon Hall Hotel, a classic hotel structure originally built in the early 1900‘s, into a casino/hotel. It is situated on approximately seven acres of land with approximately 310 feet of Boardwalk frontage overlooking the Atlantic Ocean. Resorts Atlantic City consists of two hotel towers, the fifteen story Ocean Tower and the nine story Atlantic City Tower. In addition to the casino facilities described above, the casino/hotel complex includes approximately 644 guest rooms and suites, a 1,400 seat theater, seven restaurants, a VIP slot and table player lounge, an indoor swimming pool, a lounge, a health club and retail stores. The complex also has approximately 28,000 square feet of convention facilities, including six large meeting rooms and a 12,000 square foot ballroom.

RIH owns a garage that is connected to Resorts Atlantic City by a covered walkway. This garage is used for patrons’ self parking and accommodates approximately 700 vehicles. RIH also owns additional adjacent properties consisting of approximately 3.5 acres which provide parking for approximately 300 cars. In addition, SINA owns approximately 4.4 acres adjoining Resorts Atlantic City which acreage currently provides additional uncovered self-parking for approximately 400 cars and valet parking for approximately 415 cars. Pursuant to the Resorts Atlantic City Sale, the 4.4 acres owned by SINA will be leased to Colony upon closing of that transaction. This property is also included in the Atlantic City Option.

Consistent with industry practice, RIH reserves a portion of its hotel rooms and suites as complimentary accommodations for high-level casino wagers. For 2000, 1999 and 1998 the average occupancy rates, including complimentary rooms, which were primarily provided to casino patrons, were 87%, 82% and 91% respectively. The average occupancy rate and weighted average daily room rate, excluding complimentary rooms, were 27% and $86, respectively, for 2000. This compares with 36% and $68, respectively, for 1999, and 36% and $71, respectively, for 1998.

Entertainment

Although Resorts Atlantic City has reduced the amount of headline entertainment it offers as compared to recent years, the property continues to offer some headliners as part of its strategy to pursue retail revenue in its theater. In addition, the property offers complimentary entertainment in its VIP player lounge to attract casino patrons.

Player Development/Casino Hosts/Junkets

RIH employs junket, player development and Asian marketing representatives to promote Resorts Atlantic City to prospective gaming patrons. Resorts Atlantic City has casino hosts who assist patrons on the casino floor, make room and dinner reservations, encourage Resorts Card membership (the player identification card) sign-ups in order to increase Resorts’ marketing base and provide general assistance.

Promotional Activities

The Resorts Card constitutes a key element in Resorts Atlantic City’s direct marketing program. Slot machine players are encouraged to register for and utilize their personalized Resorts Card to earn various complimentary items based upon their level of play. The Resorts Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. These computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced.

Resorts Atlantic City designs promotional offers, conveyed via direct mail and telemarketing, and to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Resorts Card and on table game wagering by the table games management. Promotional activities include the mailing of vouchers for complimentary slot play.

Resorts Atlantic City conducts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Such players tend to play at their own expense during “off-hours” of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at Resorts Atlantic City.

Capital Improvements

In 1999, the Company completed a major renovation of Resorts Atlantic City at a cost of approximately $48 million. This included extensive renovations to the casino floor, hotel lobby, guestrooms and suites, room corridors, restaurants, the hotel porte cochere and public areas. In addition, three new restaurants were created, replacing two older restaurants and a VIP player lounge was constructed. In December 2000 management completed construction of a $3.5 million nine-bay bus center with a waiting area having a capacity of 250 persons. Additionally, during 2000 RIH expended $3.3 million on new slot machines, conversions and upgrades of existing machines and for associated amenities. Other expenditures consisted of various building improvement projects and information technology upgrades.

Convention Center and Casino/Hotel Expansions

In May 1997, the State of New Jersey opened a new convention center. The new convention center has 500,000 square feet of continuous exhibit space and an additional 109,000 square feet of meeting rooms, making it the largest center from Atlanta to Boston.

The convention center was part of a broader plan that included the expansion of the Atlantic City International Airport, a new 500-room convention hotel, which opened in November 1997, and the transformation of the main entryway into Atlantic City into a new corridor. In 1997, this new corridor, which links the new convention center and hotel with the Boardwalk, was completed. In all, six blocks were transformed into an expansive park with extensive landscaping, night-time lighting, and a large fountain and pool with an 86-foot lighthouse. Officials have commented upon the need for improved commercial air service into Atlantic City as a factor in the success of the convention center. See further discussion under “Transportation Facilities” below.

It is believed that additional hotel rooms are necessary to support the convention center as well as to allow Atlantic City to become a competitive destination resort. To spur construction of new hotel rooms and renovation of substandard hotel rooms into deluxe accommodations, a total of $175 million has been set aside by the Casino Reinvestment Development Authority (the “CRDA”), a public authority, to aid in financing such projects. To date, the CRDA has authorized financing in the amount of $105 million which has resulted in the construction of approximately 2,680 new hotel rooms and has reserved funding in the amount of $70 million to four casinos, including Resorts Atlantic City for the construction of up to 3,770 additional hotel rooms. RIH’s share of the funding reserved by the CRDA is $27.3 million to construct up to 1,500 rooms. Also, Mirage Resorts, Inc. (“Mirage”) was selected to be the developer of an approximate 180-acre tract in the Marina area of Atlantic City (the “H-Tract”). In 2000, Mirage merged with MGM Grand, Inc. to form MGM Mirage, Inc. (“MGM Mirage”). MGM Mirage has entered into an agreement with Boyd Gaming Corp. to build a $1 billion, 2,010-room casino/hotel to be called the Borgata. Groundbreaking for the Borgata took place in September 2000 with the opening planned for mid to late 2003. In March 2001, MGM Mirage announced that they are in the preliminary planning stages of another casino/hotel property in Atlantic City and they expect to announce details of the plan later in 2001. Also included in the development of the H-Tract is the construction of a tunnel and connector road link between the Atlantic City Expressway and the Marina area, for which infrastructure improvements were considered requisite to the expansion plans announced for the Marina area. The groundbreaking for the tunnel construction occurred in November 1998 and is expected to be completed in the summer of 2001.

Although these developments are viewed as positive and favorable to the future prospects of the Atlantic City gaming industry, management of RIH, at this point, can make no representations as to whether, to what extent or to how these developments may affect RIH’s operations.

Transportation Facilities

The lack of an adequate transportation infrastructure in the Atlantic City area continues to negatively affect the industry’s ability to attract patrons from outside a core geographic area. In 1996, the Atlantic City International Airport (located approximately 12 miles from Atlantic City) was expanded to double the size of the terminal and add departure gates, to improve the baggage handling system and provide sheltered walkways connecting the terminal and planes. However, scheduled service to that airport from major cities by national air carriers remains limited.

Since the inception of gaming in Atlantic City there has been no significant change in the industry’s marketing base or in the principal means of transportation to Atlantic City, which continues to be automobile and bus. The resulting geographic limitations and traffic congestion have restricted Atlantic City’s growth as a major resort destination.

RIH continues to utilize day-trip bus programs. To accommodate its bus patrons in 2000, Resorts Atlantic City constructed a nine-bay bus center with a waiting area which can accommodate up to 250 persons.

In conjunction with a street beautification and housing project that was given approval by the CRDA, that agency has engaged consultants to explore the feasibility of the beautification and widening of North Carolina Avenue which would allow for improved traffic flow in a more appealing corridor from Absecon Boulevard (Route 30) to the main entrance of Resorts Atlantic City. Also, as noted in “Convention Center and Casino/Hotel Expansions” above, construction of a tunnel and connector road link between the Atlantic City Expressway and the Marina area began in November 1998 and is expected to be completed in the summer of 2001.

Competition

Competition in the Atlantic City casino/hotel industry is intense. Casino/hotels compete primarily on the basis of promotional allowances, entertainment, advertising, services provided to patrons, caliber of personnel, attractiveness of the hotel and casino areas and related amenities and parking facilities. Resorts Atlantic City competes directly with 11 casino/hotels in Atlantic City which, in the aggregate, contain approximately 1,198,000 square feet of gaming area, including simulcast betting and poker rooms, and 11,318 hotel rooms. Significant additional expansion is expected in the near future due to the previously discussed expansion projects to be financed by the CRDA, as well as the construction of new casino/hotels announced for the Marina area and the South Inlet section.

Resorts Atlantic City is located at the northern end of the Boardwalk adjacent to the Taj Mahal, which is next to the Showboat Casino Hotel (the “Showboat”). These three properties have a total of approximately 2,649 hotel rooms and approximately 328,000 square feet of gaming space in close proximity to each other. In 2000, the three casino/hotels combined generated approximately 26% of the gross gaming revenue of Atlantic City. A 28-foot wide enclosed pedestrian bridge between Resorts Atlantic City and the Taj Mahal allows patrons of both hotels and guests for events being held at Resorts Atlantic City and at the Taj Mahal to move between the facilities without exposure to the weather. A similar enclosed pedestrian bridge connects the Showboat to the Taj Mahal, allowing patrons to walk under cover among all three casino/hotels. The remaining nine Atlantic City casino/hotels are located approximately one-half mile to one and one-half miles to the south on the Boardwalk or in the Marina area of Atlantic City.

In recent years, competition for the gaming patron outside of Atlantic City has become extremely intense. In 1988, only Nevada and New Jersey had legalized casino operations. Currently, almost every state in the United States has some form of legalized gaming. Directly competing with Atlantic City for the day-trip patron are two gaming properties on Indian reservations in Connecticut. One is Foxwoods Resort and Casino operated by the Pequot Tribe. The other, the Mohegan Sun Casino, opened in October 1996 and until December 31, 1999 was managed by TCA. The Oneida Indians operate a casino near Syracuse, New York. Other Indian tribes in the states of New York, Rhode Island and Connecticut are seeking federal recognition in order to establish gaming operations which would further increase the competition for day-trip patrons. In addition, three racetracks in the State of Delaware operate slot machines.

The expansion of casino gaming, particularly that which has been or may be introduced into jurisdictions in close proximity to Atlantic City, adversely affects RIH’s operations as well as the Atlantic City gaming industry.

Gaming Credit Policy

Credit is extended to select gaming customers primarily in order to compete with other casino/hotels in Atlantic City which also extend credit to customers. Credit play represented 25.3% of table game volume at Resorts Atlantic City in 2000, 25.0% in 1999 and 17.4% in 1998. The credit play percentage of table game volume for the Atlantic City industry was 23.4% in 2000, 24% in 1999 and 23.2% in 1998. RIH’s gaming receivables, net of allowance for uncollectible amounts, were $6.9 million, $4.8 million and $3.3 million as of December 31, 2000, 1999 and 1998, respectively. The collectibility of gaming receivables has an effect on results of operations, however management believes that overall collections have been satisfactory. Atlantic City gaming debts are enforceable under the laws of New Jersey and certain other states, although it is not clear whether other states will honor this policy or enforce judgments rendered by the courts of New Jersey with respect to such debts.

Security Controls

Gaming at Resorts Atlantic City is conducted by personnel trained and supervised by RIH. Prior to employment, all casino personnel must be licensed under the Casino Control Act. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal ties or associations. RIH employs extensive security and internal controls at its casino. Security at Resorts Atlantic City utilizes closed circuit video cameras to monitor the casino floor and money counting areas. The count of moneys from gaming is observed daily by government representatives.

Seasonal Factors

RIH’s business activities are strongly affected by seasonal factors that influence the New Jersey beach tourist trade. Higher revenues and earnings are typically realized during the middle third of the year.

Employees

RIH had a maximum of approximately 3,220 employees during 2000 and RIH believes that its employee relations are satisfactory. Approximately 1,350 of RIH’s employees are represented by unions. Of these employees, approximately 1,050 are represented by the Hotel Employees and Restaurant Employees International Union Local 54, whose contract was renewed in September 1999 for a term of five years. There are several union contracts covering other union employees.

All of RIH’s casino employees and certain of its hotel employees must be licensed under the Casino Control Act. Casino employees are those employees whose work requires access to the casino, the casino simulcasting facility or restricted casino areas. Casino and certain hotel employees must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training and experience and New Jersey residency. Certain hotel employees are no longer required to be registered with the Casino Control Commission.

Regulation and Gaming Taxes and Fees

General

RIH’s operations in Atlantic City are subject to regulation under the Casino Control Act, which authorizes the establishment of casinos in Atlantic City, provides for licensing, regulation and taxation of casinos and created the Casino Control Commission and the Division of Gaming Enforcement to administer the Casino Control Act. In general, the provisions of the Casino Control Act concern: the ability, character and financial stability and integrity of casino operators, their officers, directors and employees and others financially interested in a casino; the nature and suitability of hotel and casino facilities, operating methods and conditions; and financial and accounting practices. Gaming operations are subject to a number of restrictions relating to the rules of games, type of games, credit play, size of hotel and casino operations, hours of operation, persons who may be employed, companies which may do business with casinos, the maintenance of accounting and cash control procedures, security and other aspects of the business.

Casino License

A casino license is initially issued for a term of one year and must be renewed annually by action of the Casino Control Commission for the first two renewal periods succeeding the initial issuance of a casino license. The Casino Control Commission may renew a casino license for a period of four years, although licensing hearings may be reopened at any time. A license is not transferable and may be conditioned, revoked or suspended at any time upon proper action by the Casino Control Commission. The Casino Control Act also requires an operations certificate which, in effect, has a term coextensive with that of a casino license.

On February 26, 1979, the Casino Control Commission granted a casino license to RIH for the operation of Resorts Atlantic City. In January 2000, RIH’s license was renewed until January 31, 2004.

Restrictions on Ownership of Equity and Debt Securities

The Casino Control Act imposes certain restrictions upon the ownership of securities issued by a corporation which holds a casino license or is a holding, intermediary or subsidiary company of a corporate licensee (collectively, “holding company”). Among other restrictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporation which holds a casino license is conditional and shall be ineffective if disapproved by the Casino Control Commission. If the Casino Control Commission finds that an individual owner or holder of any securities of a corporate licensee or its holding company must be qualified and is not qualified under the Casino Control Act, the Casino Control Commission has the right to propose any necessary remedial action. In the case of corporate holding companies and affiliates whose securities are publicly traded, the Casino Control Commission may require divestiture of the security held by any disqualified holder who is required to be qualified under the Casino Control Act.

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

The Casino Control Act provides for the mandatory appointment of a conservator to operate the casino and hotel facility if a license is revoked or not renewed and permits the appointment of a conservator if a license is suspended for a period in excess of 120 days. If a conservator is appointed, the suspended or former licensee is entitled to a “fair rate of return out of net earnings, if any, during the period of the conservatorship, taking into consideration that which amounts to a fair rate of return in the casino or hotel industry.” Under certain circumstances, upon the revocation of a license or failure to renew, the conservator, after approval by the Casino Control Commission and consultation with the former licensee, may sell, assign, convey or otherwise dispose of all of the property of the casino/hotel. In such cases, the former licensee is entitled to a summary review of such proposed sale by the Casino Control Commission and creditors of the former licensee and other parties in interest are entitled to prior written notice of sale.

License Fees, Taxes and Investment Obligations

The Casino Control Act provides for casino license renewal fees, other fees based upon the cost of maintaining control and regulatory activities and various license fees for the various classes of employees. In addition, a casino licensee is subject annually to a tax of 8% of “gross revenue” (defined under the Casino Control Act as casino win, less provision for uncollectible accounts up to 4% of casino win) and license fees of $500 on each slot machine. Also, the Casino Control Act has been amended to create an Atlantic City fund (the “AC Fund”) for economic development projects other than the construction and renovation of casino/hotels. Beginning with fiscal year 1999/2000 and for the following three fiscal years, an amount equal to the average paid into the AC Fund for the previous four fiscal years shall be contributed to the AC Fund. Each licensee’s share of the amount to be contributed to the AC Fund is based upon its percentage of the total industry gross revenue for the relevant fiscal year. After eight years, the casino licensee’s requirement to contribute to this fund ceases.

The following table summarizes, for the periods shown, the fees, taxes and contributions assessed upon RIH by the Casino Control Commission.

                                                   2000             1999             1998
                                              --------------   --------------   --------------

        Gaming tax                             $ 18,904,000     $ 17,701,000     $ 18,785,000
        License, investigation, inspection and
          other fees                              3,891,000        3,603,000        3,733,000
        Contribution to AC Fund                     453,000          307,000          496,000
                                              --------------   --------------   --------------
                                               $ 23,248,000     $ 21,611,000     $ 23,014,000
                                              ==============   ==============   ==============

The Casino Control Act, as originally adopted, required a licensee to make investments equal to 2.5% of the licensee’s gross revenue (the “investment obligation”) for each calendar year, commencing in 1979, in which such gross revenue exceeded its “cumulative investments” (as defined in the Casino Control Act). A licensee had five years from the end of each calendar year to satisfy this investment obligation or become liable for an “alternative tax” in the same amount. In 1984, the New Jersey legislature amended the Casino Control Act so that these provisions now apply only to investment obligations for the years 1979 through 1983.

Effective for 1984 and subsequent years, the amended Casino Control Act requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee’s gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Licensees are required to make quarterly deposits with the CRDA against their current year investment obligations. RIH’s investment obligations for the years 2000, 1999, and 1998 amounted to $2.6 million, $2.8 million and $2.9 million, respectively, and have been satisfied by deposits made with the CRDA. At December 31, 2000, RIH held $7.5 million face amount of bonds issued by the CRDA and had $18.1 million on deposit with the CRDA. The CRDA bonds issued have interest rates ranging from 3.6% to 7.0% and have repayment terms of between 20 and 50 years.

In February 1999, the Company and various Atlantic City casinos entered into agreements with the CRDA to invest in a project the CRDA and the New Jersey Sports and Exposition Authority are planning to renovate the existing Atlantic City Boardwalk Convention Center into a 10,000 to 14,000 seat special events center (the “Project”).

The Project will be funded in phases through direct investments from various Atlantic City casinos, including the Company. Of the total budgeted cost, the Company has agreed to invest $8.7 million in cash which will be paid from funds the Company has or will have deposited with the CRDA to meet its investment obligations as described above. As of December 31, 2000, $1.9 million of the total amount deposited with the CRDA by the Company had been allocated to the Project. As the CRDA allocates funds deposited by the Company to the Project, the Company will receive an investment credit reducing its obligation to purchase CRDA bonds in an equal amount.

Other Properties

SINA owns approximately 15 acres of land adjacent to Resorts Atlantic City and an additional 11 acres at various sites in Atlantic City that the Company intends to develop or are available for sale. As part of the Resorts Atlantic City Sale, See “ITEM 1. BUSINESS, (a) General Development of Business”, 5.5 acres of the land adjacent to Resorts Atlantic City, and approximately six acres elsewhere in Atlantic City will be sold to Colony. The remainder of the land adjacent to Resorts Atlantic City is included in the Atlantic City Option, certain of which will be leased by Colony immediately following the closing of the Resorts Atlantic City Sale.

Connecticut

Sun Cove has a 50% interest in, and is a managing partner of, TCA, a Connecticut general partnership, that developed and until December 31, 1999, managed the Mohegan Sun Casino, a casino and entertainment complex in Uncasville, Connecticut. TCA managed the Mohegan Sun Casino pursuant to the Management Agreement. The Management Agreement provided that TCA was entitled to receive between 30% and 40% of the net profits, as defined, of the Mohegan Sun Casino.

In February 1998, the Tribe appointed TCA to develop its $960.0 million expansion of the Mohegan Sun Casino, for a fee of $14 million. The expansion includes an additional 120,000 square foot casino, a 1,200-room hotel, an arena and additional retail space. It is anticipated that the new casino will open in the fourth quarter of 2001 with the hotel opening in the second quarter of 2002. In addition, TCA and the Tribe entered into the Relinquishment Agreement whereby it was agreed that effective January 1, 2000, TCA would turn over management of the Mohegan Sun Resort Complex to the Tribe. Pursuant to the Relinquishment Agreement, the Management Agreement was terminated and, beginning January 1, 2000, TCA receives annual payments of five percent of the gross revenues of the Mohegan Sun Resort Complex, including the expansion, for a 15-year period.

The Mohegan Sun Casino has a Native American theme that is conveyed through architectural features and the use of natural design elements such as timber, stone and water. Guests enter the Mohegan Sun Casino through one of four major entrances, each of which is distinguished by a separate seasonal theme; winter, spring, summer and fall, emphasizing the importance of the seasonal changes to tribal life. The Mohegan Sun Casino currently includes approximately 150,000 square feet of gaming space and features more than 3,000 slot machines, 153 table games, 42 poker tables and guest parking for 7,500 cars. The site for the Mohegan Sun Casino is located approximately one mile from the interchange of Interstate 395 and Connecticut Route 2A, which is a four-lane expressway. A four-lane access road from Route 2A (with its own exit) gives patrons of the Mohegan Sun Casino direct access to Interstate 395, which is connected to Interstate 95, the main highway linking Boston, Providence and New York. This road system allows customers to drive directly into the property from the interstate highway system without encountering any traffic light.

Sun Cove is one of two managing partners of TCA. All decisions of the managing partners require the concurrence of Sun Cove and the other managing partner, Waterford Gaming, L.L.C. In the event of deadlock there are mutual buy-out provisions.

Florida

Sun International Resorts, Inc., together with its subsidiaries based in Florida, provides general and administrative support services, marketing services, travel reservations and wholesale tour services for SIHL’s properties in The Bahamas.

New York

A subsidiary of SINA leases office space in New York City for its corporate marketing and public relations office which provides services to SINA and its affiliated companies.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Not applicable

ITEM 2. PROPERTIES

Casino, Hotel and Related Properties

The Company’s core real estate assets consist of approximately 26 acres of developed land and land available for development in Atlantic City.

RIH owns land used in the operation of the casino/hotel which consists of approximately 12 acres and is owned in fee simple, except for approximately 1.2 acres of the Resorts Atlantic City site which are leased by RIH pursuant to ground leases expiring from 2056 through 2067. The 12 acres includes approximately seven acres under the Resorts Atlantic City building complex, approximately 3.5 acres of parking lots available for future expansion and the approximate one acre in front of the casino/hotel which is utilized for patron valet and related services.

SINA also owns in fee simple approximately 15 acres of real property immediately adjacent to its existing casino hotel in Atlantic City. These properties are zoned for casino hotel use and available for future expansion. Some of the properties are currently utilized as surface parking lots and others are vacant lots. Among these properties is an approximate 5.5 acre Atlantic Ocean pier site, two acres of which contained the former Steeplechase Pier. The pier has been removed and the Company has current federal and state permits to construct a new pier on two acres of the 5.5-acre site. Atlantic City amended its zoning ordinances to permit casinos, hotel rooms and ancillary amusements on five of the city’s pier sites, including the Steeplechase Pier site. State environmental regulations are currently under review as a result of the city’s recent zoning changes. The Steeplechase Pier site is among the property that will be sold to Colony in the Resorts Atlantic City Sale. The remainder of the 15 acres is included in the Atlantic City Option and certain of this property will be leased by Colony immediately following the closing of the Resorts Atlantic City Sale.

Other Properties

The Company also owns in fee simple real estate at several different locations in Atlantic City consisting of approximately 11 acres. Among these are an approximate six acres of land adjacent to Delaware Avenue in Atlantic City, a portion of which is utilized by the Company for a warehouse operation servicing Resorts Atlantic City and an approximate four acres of real estate in the Southeast Inlet section of Atlantic City. The Delaware Avenue site is included in the property being sold to Colony in the Resorts Atlantic City Sale, however, the real estate in the Southeast Inlet section will continue to be owned by SINA upon completion of that transaction.

In addition, SINA currently owns in fee simple approximately 45 acres of property located in Atlantic City on Blackhorse Pike, a portion of which may be considered to be wetlands.

ITEM 3. LEGAL PROCEEDINGS

US District Court Action - SINA v. Lowenschuss

As previously reported, in September 1989 SINA filed an action in the US District Court for the Eastern District of Pennsylvania to recover certain sums paid to the defendant, as trustee for two Individual Retirement Accounts and the Fred Lowenschuss Associates Pension Plan (the “Pension Plan”), for SINA stock in a 1988 merger, in which SINA was acquired by Merv Griffin. This action was transferred to the NJ Bankruptcy Court in connection with the Company’s former bankruptcy case commenced there in 1989.

In February 1992, the NJ Bankruptcy Court issued an opinion granting partial summary judgment in favor of SINA on one of its six causes of action. The NJ Bankruptcy Court reserved the issue of remedies for trial.

In August 1992, Fred Lowenschuss filed for Chapter 11 reorganization in the US Bankruptcy Court for the District of Nevada (the “Nevada Bankruptcy Court”). As a result, the NJ Bankruptcy Court stayed SINA’s action against Lowenschuss.

The Nevada Bankruptcy Court confirmed Fred Lowenschuss’ plan of reorganization in October 1993. SINA appealed certain portions of the confirmation order and other orders of the Nevada Bankruptcy Court. In June 1994, the US District Court for the District of Nevada (the “Nevada District Court”) granted SINA’s appeal in all respects. In October 1995, the US Court of Appeals for the Ninth Circuit affirmed the Nevada District Court’s ruling in all respects, and in November 1995, the Court of Appeals denied Fred Lowenschuss’ petition for rehearing. On June 10, 1996, the United States Supreme Court denied Fred Lowenschuss’ petition for a writ of certiorari.

All interested parties, including SINA, filed motions with the Nevada Bankruptcy Court about their respective claims and priority rights under the US Bankruptcy Code. The Nevada Bankruptcy Court ruled on these motions, and SINA and other parties appealed, first to the Nevada District Court and then to the Court of Appeals for the Ninth Circuit. At the time that the United States Supreme Court denied SINA’s petition for a writ of certiorari, on November 29,1999 (see discussion below), SINA had three appeals pending, one in the Court of Appeals and two in the Nevada District Court. SINA voluntarily dismissed all three appeals and simultaneously withdrew its proofs of claim in Lowenschuss’ bankruptcy case.

On November 2 and 3, 1995, the NJ Bankruptcy Court held a trial on the merits of SINA’s claims against the trustee of the Pension Plan. On April 22, 1997, the NJ Bankruptcy Court issued a final opinion in SINA’s favor, and on May 20, 1997 entered a judgment in SINA’s favor finding that the trustee for the two Individual Retirement Accounts and the Pension Plan committed fraud against SINA and that SINA was entitled to restitution. The NJ Bankruptcy Court awarded SINA $3.8 million plus prejudgment interest and $250,000 punitive damages, for a total award of approximately $5.7 million. On July 7, 1997 the NJ Bankruptcy Court amended the judgment to apportion the damages between the Pension Plan and the Individual Retirement Accounts. The NJ Bankruptcy Court also denied Defendant’s request for a stay of enforcement of the judgment. Subsequently, the Defendants filed an appeal of the NJ Bankruptcy Court’s decision in the US District Court for the District of New Jersey (the “New Jersey District Court”). On March 26, 1998, The New Jersey District Court reversed the judgment of the NJ Bankruptcy Court. SINA filed an appeal of the New Jersey District Court’s decision with the US Court of Appeals for the Third Circuit (the “Circuit Court”). On June 30, 1999, the Circuit Court issued an opinion affirming the New Jersey District Court’s decision. SINA’s subsequent petition for a writ of certiorari to the United States Supreme Court was denied on November 29, 1999, thereby concluding this litigation.

In connection with that litigation, Laurance Lowenschuss, as trustee for the Pension Plan, and Fred Lowenschuss, as trustee of the Trusts and as custodian, filed an action in May 1996 against SINA for preliminary and permanent injunctive relief. The Lowenschusses sought an order from the US Bankruptcy Court for the District of Delaware (the “Delaware Bankruptcy Court”) to extend the post-confirmation bar date of the Plan and to secure the return of certain escrowed distributions to holders of Old Series Notes (as defined in the Plan).

On May 9, 1996, the Delaware Bankruptcy Court entered an order, to which the parties had stipulated, extending the Lowenschuss’ date of surrender for Old Series Notes through November 10, 1996. By further stipulations, the date of surrender has been further extended through May 12, 2000, during which time any funds held in escrow under the Plan will not be distributed.

On March 8, 1996, Fred Lowenschuss, as trustee of various Lowenschuss children’s trusts (the “Trusts”), and Laurance Lowenschuss, as trustee for the Pension Plan, filed a counterclaim and a third party claim against SINA and First Interstate Trust Company in the NJ Bankruptcy Court alleging that the Pension Plan and the Trusts timely surrendered certain securities for exchange under the Company’s 1990 plan of reorganization and that those securities were wrongfully dishonored and returned. The Company replied to the counterclaims in April 1996 and denied the allegations. Since 1996, the parties have voluntarily stayed this litigation, pending the resolution of Lowenschuss’ bankruptcy case in Nevada.

The foregoing litigation and bankruptcy proceedings have spawned additional and related litigation, including the following: (a) an injunction action brought by Fred Lowenschuss, wherein the Nevada Bankruptcy Court enjoined SINA from proceeding against Fred Lowenschuss individually; the Nevada District Court dismissed appeals by both SINA and Fred Lowenschuss, and the Ninth Circuit, on March 6, 1997, affirmed the District Court’s dismissal of Fred Lowenschuss’ appeal; (b) a malicious prosecution action brought by Fred Lowenschuss against SINA and its counsel that was dismissed by the Nevada Bankruptcy Court and the Nevada District Court; on March 6, 1997, the Ninth Circuit affirmed the District Court’s dismissal of Lowenschuss’ appeal and awarded SINA monetary sanctions, finding that the Lowenschuss’ appeal was frivolous; and (c) an action filed by Laurance Lowenschuss, as trustee of the Pension Plan, in the Nevada District Court against SINA, which was transferred to the NJ District Court; in January, 1996, the NJ District Court referred the matter to the NJ Bankruptcy Court. In February 2001, the NJ Bankruptcy Court granted SINA’s motion to dismiss Lowenschuss’ action for malicious prosecution in Adversary Proceeding No. 96-2350 and denied SINA’s motion to dismiss certain counterclaims in Adversary Proceeding No. 90-1005 related to the exchange of bonds in the Delaware Bankruptcy Court proceeding discussed above.

Philip Goldberg Family Trust vs. Resorts International Hotel, Inc.

On June 25, 1998 Betsy Peck, as Trustee for the Philip Goldberg Family Trust (the “Trust”), filed suit against RIH in the Superior Court of New Jersey, Chancery Division, Atlantic County. The complaint involved a quarter of an acre parcel of land that lies under the parking garage adjacent to RIH (the “Lot”). The Lot is owned by the Trust and by way of an assignment in 1978, RIH is a leasee under a lease which was entered into in 1956 for purposes of using the site to construct improvements that would be tied into a motel which was located on a contiguous lot (the “Lease”). In 1980 RIH demolished the motel and the improvements on the Lot and in 1981 RIH completed construction of a parking garage on four parcels of land, which included the Lot and three parcels which are owned by RIH.

The complaint alleged that the Lease requires any improvements on the Lot to be freestanding and detached or detachable from improvements or uses on the contiguous lots. Based upon this interpretation of the Lease, the Trust argued that when the parking garage was constructed approximately twenty years ago, the construction violated the Lease. The Trust sought damages based upon this alleged violation of the Lease.

On June 26, 1998, RIH filed a complaint against the Trust in the same court. The RIH complaint sought declaratory relief that RIH was within its rights in demolishing the improvements on the Lot and constructing the parking garage on the Lot and the three contiguous lots. RIH took the position that the demolition of the improvements and construction of the parking garage was done with the notice, knowledge and/or consent of Mr. and Mrs. Goldberg and for this, and other related reasons, the Trust is prohibited from obtaining relief against RIH under various equitable principles.

On August 1, 2000, the parties agreed to settle the litigation by entering into a Lease Modification Agreement, containing terms beneficial to both parties. A stipulated Order of Dismissal was entered into by all the parties to the litigation and filed with the Court on September 8, 2000 concluding the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The disclosure required by Item 4 has been omitted pursuant to General Instruction I of Form 10-K.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no trading market for SINA common stock, all of which is owned by SIHL.

No dividends were paid on SINA common stock during the last two fiscal years. The indentures for certain of SINA’s indebtedness contain certain restrictions as to the payment of dividends by SINA.

ITEM 6. SELECTED FINANCIAL DATA

The disclosure required by Item 6 has been omitted pursuant to General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

Revenues

Gaming and Resort Revenues

For the year 2000, gaming revenues were $235.8 million, an increase of $14.8 million (6.7%) from gaming revenues of $221.0 million in 1999. The higher gaming win was a result of increases in both table game and slot revenues.

Table game revenues in 2000 increased by $8.2 million (12.7%) primarily due to an increase in hold percentage (ratio of table game win to dollar amount of chips purchased) to 15.5% from 14.1% in 1999. Also contributing to the higher revenues was an increase of $12.2 million in table game drop (the dollar amount of chips purchased) in 2000 compared to 1999.

Slot revenues in 2000 increased by $6.1 million (3.9%) due to an increase in slot handle (dollar amounts wagered) of $241.1 million (14.3%), partially offset by a decrease in hold percentage to 8.3% in 2000 from 9.2% in 1999. The average number of slot units in operation during the year 2000 was 2,298 as compared to 2,033 in 1999. Commencing in February 1999, the Company had taken out of service and/or removed from the floor as many as 800 slot units at a time during the renovation of Resorts Atlantic City, which was completed at the end of the second quarter of 1999.

RIH also experienced slight increases in rooms and food and beverage revenues for the year ended 2000, primarily as a result of the disruption caused by the renovation in 1999. Throughout the year, in order to complete the renovation of its existing hotel rooms, RIH took out of service an average of 45 rooms of its then existing inventory of 658. Upon completion of the renovation, the number of available rooms decreased to 644.

Other resort revenues decreased by $3.1 million (38%) mainly due to decreased entertainment revenues as there were fewer headliner acts at Resorts Atlantic City in 2000 compared to 1999. The Company continues to provide complimentary entertainment by offering free admission to patrons to its VIP player lounge, “Club 1133", and reducing the emphasis on headliner acts.

Tour Operations

Revenues from tour operations increased slightly in 2000 compared to 1999. This was due to an increase in reservation sales at the resort operations of a subsidiary of SIHL located in The Bahamas.

Management Fees and Other Income

Management fees and other income in 2000 increased by $3.0 million (13.6%) over the previous year. Payments received by Sun Cove from TCA in 2000 reflected an increase of $4.7 million over payments received in 1999 pursuant to the Management Agreement. This increase was partially offset by a decrease in development fees from TCA which were $3.8 million in 2000 compared to $6.7 million in 1999. In addition, management fees earned from a subsidiary of SIHL which operates in The Bahamas, increased by $1.2 million.

Expenses

Gaming Expense

Gaming costs and expenses in 2000 increased by $6.0 million (3.8%) as compared to 1999. This represented higher costs attributable to increased gaming revenues compared to the prior year, principally promotional expenses, labor costs and casino win tax.

Selling, General and Administrative

Selling, general and administrative costs in 2000 increased by $2.8 million (6.1%) compared to 1999. This was partially due to severance costs at Resorts Atlantic City during the first two quarters of 2000 and higher real estate related costs including the write-off of a land purchase option and increased property taxes. In addition, the Company incurred higher information technology costs in connection with the enhancement of certain computer software programs and improving the overall structure of computer systems throughout the Company.

Other Non-Recurring Operating Expenses

Expenses in 2000 included a write-down of assets related to the Resorts Atlantic City Sale and Atlantic City Option to their realizable value. As a result of entering into the agreement to sell Resorts Atlantic City at a purchase price less than its carrying value, the Company recorded a loss of $229.2 million in the fourth quarter of 2000. Purchase termination costs of $11.2 million in 2000 related to the cancellation of the Company’s agreement to acquire the Desert Inn from Starwood. These costs included $7.2 million paid to Starwood pursuant to the Termination Agreement. Pre-opening expenses of $5.4 million in 1999 related to the opening of the renovation completed at Resorts Atlantic City.

Interest Expense, Net of Capitalized Interest

Interest expense in 2000 increased by $3.5 million (17.1%) as compared to 1999. In 1999, $907,000 of interest related to the renovation of Resorts Atlantic City was capitalized. In addition, there was an increase in the weighted average amount of borrowings outstanding under the Revolving Credit Facility.

Income Taxes

See Note 12 of Notes to Consolidated Financial Statements for a discussion of the Company’s income taxes for the years 2000 and 1998.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

Revenues

Gaming and Resort Revenues

For the year 1999, gaming revenues were lower than the previous year by $13.7 million (5.8%). This decrease consisted of a reduction in slot revenues partially offset by an increase in table games revenues.

Slot revenues decreased by $15.7 million (9.2%) mainly due to a decrease in slot handle of $138.9 million (7.6%). Commencing in February 1999, the Company had taken out of service and/or removed from the floor as many as 800 slot units at a time during the renovation of Resorts Atlantic City. As a result, there was an average of 2,033 slot machines in service during the year 1999 compared to 2,253 in 1998.

Table games revenues increased by $2.2 million (3.6%) over the previous year. This was primarily due to an increase in table games drop of $39.2 million (9.4%) which was partially offset by a reduction in hold percentage to 14.1% in 1999 from 14.9% in 1998.

RIH also experienced slight decreases in rooms and food and beverage revenues for the year ended 1999 as a result of the renovation. Throughout the year, in order to complete the renovation of its existing hotel rooms, RIH took out of service an average of 45 rooms of its then existing inventory of 658. Upon completion of the renovation, the number of available rooms decreased to 644 compared to 662 in 1998.

Other casino hotel revenues decreased by $3.4 million in 1999 compared to the previous year. This decrease was primarily due to lower complimentary entertainment revenues. With the availability of “Club 1133", an entertainment lounge which offers free admission to patrons, there were fewer headliner shows in the main theater.

On June 30, 1999, management completed the renovation of Resorts Atlantic City. The construction included extensive renovations to the casino floor, hotel lobby, guestrooms and suites, room corridors, restaurants, the hotel porte cochere and public areas. In addition, three new restaurants were created, replacing two older restaurants and a VIP player lounge was constructed.

Tour Operations

Revenues from tour operations for the year 1999 increased by $10.0 million (72.7%) compared to the previous year. This increase was the result of the Company’s tour operator subsidiary significantly expanding its operations in response to the expansion of the resort operations of a subsidiary of SIHL located in The Bahamas.

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

Income Taxes

See Note 12 of Notes to Consolidated Financial Statements for a discussion of the Company’s income taxes for the years 1999 and 1998.

Other Matters

Resorts Atlantic City Sale and Atlantic City Option

During the fourth quarter of 2000, the Company entered into a definitive agreement to sell Resorts Atlantic City to Colony for a purchase price of $140 million, such purchase price to accrue interest at an annual rate of 6% until closing. In addition, Colony has a two year option to acquire certain undeveloped real estate owned by SINA, adjacent to Resorts Atlantic City, for a purchase price of $40 million, which option can be extended for an additional two years under certain circumstances. The sale is subject to certain customary conditions, including approval by the Casino Control Commission and is also subject to Colony receiving certain financing in order to consummate the transaction. To facilitate Colony’s financing, SINA has agreed to lend Colony’s affiliate $17.5 million toward the purchase price of Resorts Atlantic City in exchange for an unsecured note at an interest rate of 12.5% per annum with interest payable one-half in cash and one-half in payment-in-kind note, the principal balance and all outstanding interest of the Note and the PIK Notes to be paid in seven years from the date of the original Note. The balance of the proceeds will be paid in cash. The parties expect to close the transaction around the end of the first quarter of 2001. Net assets held for sale represent the adjusted book value of the assets to be disposed of pursuant to the Resorts Atlantic City Sale. The net cash proceeds received from this transaction will be used to pay in full the borrowings outstanding by SINA, and to reduce the amount of borrowings outstanding by an affiliate of SINA on the Revolving Credit Facility.

Currently, the maximum amount of borrowings that may be outstanding on the Revolving Credit Facility by SINA and its affiliates is $500 million, such amount to be reduced by $125 million on August 12, 2001. In January 2001, the Company amended the Revolving Credit Facility to allow for the Resorts Atlantic City Sale and the Atlantic City Option. The amendment states, among other things, that, in lieu of the $125 million reduction discussed above, (i) if the Resorts Atlantic City Sale is consummated on or before August 12, 2001, on the date of such consummation, the maximum amount of borrowings that may be outstanding on the Revolving Credit Facility will be reduced by the net cash proceeds received by the Company, subject to a minimum cash consideration of $125 million and (ii) if the Atlantic City Option is consummated on or before August 12, 2001, the amount of borrowings available on the Revolving Credit Facility will be further reduced by the net cash proceeds received by the Company. As of December 31, 2000, the aggregate amount of borrowings outstanding under the Revolving Credit Facility by SINA and its affiliates amounted to $369 million, of which $79 million was outstanding by SINA.

Trading Cove New York

TCNY, a Delaware limited liability company, is 50% owned by Sun Cove. In March 2001, TCNY entered into the Development Agreement with the Mohican Tribe for development of the NY project, a casino project in the Catskill region of New York. Pursuant to the Development Agreement, TCNY will provide preliminary NY Project funding, certain NY Project financing and development services. TCNY has secured land and/or options on approximately 340 acres of property in the town of Thompson for the NY Project. The Mohican Tribe does not currently have reservation land in the State of New York, but is federally recognized and operates a casino on its reservation in Wisconsin. The NY Project is contingent upon numerous federal, state and local approvals to be obtained by the Mohican Tribe, which approvals are beyond the control of TCNY. The Company can make no representation as to whether any of the required approvals will be obtained by the Mohican Tribe.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, subsequently amended by FASB Statement No. 137 and FASB Statement No. 138. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair values will be recognized in income unless specific hedge accounting criteria are met. The Company will adopt SFAS 133, as amended, beginning January 1, 2001, and does not anticipated that it will have a material impact on its consolidated financial statements.

Forward Looking Statements

Certain information included in this Form 10-K filing contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, projections, management’s beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), availability of financing, democratic or global economic conditions, pending litigation, changes in tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements are presented on the following pages:

      Financial Statements                                                Page Reference

       Report of Independent Public Accountants                                  26

       Consolidated Balance Sheets
           at December 31, 2000 and 1999                                         27

       Consolidated Statements of Operations
           for the years ended December 31, 2000, 1999 and 1998                  28

       Consolidated Statements of Changes in Shareholder's Equity
           for the years ended December 31, 2000, 1999 and 1998                  29

       Consolidated Statements of Cash Flows
           for the years ended December 2000, 1999 and 1998                      30

       Notes to Consolidated Financial Statements                                31

       Financial Statement Schedule:
       Schedule II:  Valuation and Qualifying Accounts
           for the years ended December 31, 2000, 1999 and 1998                  45

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Sun International North America, Inc.:

We have audited the accompanying consolidated balance sheets of Sun International North America, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun International North America, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 26, 2001

                             SUN INTERNATIONAL NORTH AMERICA, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                   (In Thousands of Dollars)

                                                              December 31,
                                                       ----------------------------
                                                          2000             1999
                                                       -----------     ------------
ASSETS
Current assets:
    Cash (including cash equivalents
       of $0 and $6,678)                               $    1,276       $   22,669
    Receivables, net                                        1,434            8,542
    Inventories                                                71            2,500
    Prepaid expenses                                          872            2,742
    Due from affiliates                                     7,506            7,829
    Net assets held for sale                              138,350                -
                                                       -----------     ------------
        Total current assets                              149,509           44,282
Property and equipment, net                                70,536          356,278
Deferred charges and other assets, net                      6,076           40,591
Goodwill, net                                                   -           93,855
                                                       -----------     ------------
        Total assets                                   $  226,121       $  535,006
                                                       ===========     ============

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
    Current maturities of long-term debt               $       58       $      944
    Accounts payable and accrued liabilities               28,214           51,633
    Due to affiliates                                       5,771            4,518
                                                       -----------     ------------
        Total current liabilities                          34,043           57,095
Long-term debt, net of unamortized discounts              278,420          272,374
Deferred income taxes                                           -           42,223
                                                       -----------     ------------
         Total liabilities                                 312,463          371,692
                                                       -----------     ------------
Commitments and contingencies
Shareholder's equity:
    Common stock - 100 shares
      outstanding - $.01 par value                              -                -
    Capital in excess of par                              192,635          192,635
    Accumulated deficit                                  (278,977)         (29,321)
                                                       -----------     ------------
        Total shareholder's equity                        (86,342)         163,314
                                                       -----------     ------------
            Total liabilities and shareholder's equity $  226,121       $  535,006
                                                       ===========     ============

See Notes to Consolidated Financial Statements.

                             SUN INTERNATIONAL NORTH AMERICA, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (In Thousands of Dollars)

                                                          For the Year Ended December 31,
                                                   ----------------------------------------------
                                                       2000             1999             1998
                                                   ------------     ------------     ------------
Revenues:
    Gaming                                         $   235,827      $   221,015      $   234,736
    Rooms                                               16,412           15,160           16,148
    Food and beverage                                   26,039           25,512           26,692
    Other resort revenues                                4,973            8,076           11,460
                                                   ------------     ------------     ------------
                                                       283,251          269,763          289,036
Less promotional allowances                            (25,288)         (26,632)         (28,295)
                                                   ------------     ------------     ------------
    Net gaming and resort revenues                     257,963          243,131          260,741
    Tour operations                                     25,048           23,766           13,758
    Management fees and other                           25,007           22,000           11,545
                                                   ------------     ------------     ------------
                                                       308,018          288,897          286,044
                                                   ------------     ------------     ------------
Expenses:
    Gaming                                             159,126          152,661          147,141
    Rooms                                                4,186            2,929            3,454
    Food and beverage                                   14,716           15,401           16,638
    Other resort expenses                               25,667           28,762           30,509
    Tour operations                                     21,815           22,543           12,583
    Selling, general and administrative                 48,514           45,715           44,687
    Depreciation and amortization                       18,714           18,219           15,529
    Pre-opening expenses                                     -            5,398                -
    Purchase termination costs                          11,202                -                -
    Write-down of assets to be sold                    229,208                -                -
                                                   ------------     ------------     ------------
                                                       533,148          291,628          270,541
                                                   ------------     ------------     ------------

Operating income (loss)                               (225,130)          (2,731)          15,503
Other income (expenses):
    Interest income                                      1,945            1,839            3,602
    Interest expense, net of capitalized interest      (24,098)         (20,571)         (20,466)
    Amortization of debt discounts and issue costs        (606)            (429)            (511)
    Other, net                                            (687)            (729)               -
                                                   ------------     ------------     ------------
Loss before benefit (provision) for income taxes      (248,576)         (22,621)          (1,872)
Benefit (provision) for income taxes                    (1,080)          (2,845)              38
                                                   ------------     ------------     ------------
Net loss                                           $  (249,656)     $   (25,466)     $    (1,834)
                                                   ============     ============     ============

See Notes to Consolidated Financial Statements.

                             SUN INTERNATIONAL NORTH AMERICA, INC.
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                     For the Years Ended December 31, 2000, 1999 and 1998
                                   (In Thousands of Dollars)

                                                                Capital
                                                  Common       in excess       Accumulated
                                                  stock          of par          deficit           Total
                                                ----------     -----------     ------------     -----------

Balance at December 31, 1997                    $       -       $ 193,008      $    (2,021)     $  190,987
Net loss for year 1998                                  -               -           (1,834)         (1,834)
                                                ----------     -----------     ------------     -----------
Balance at December 31, 1998                            -         193,008           (3,855)        189,153
Shares canceled                                         -            (373)               -           (373)
                                                                         -
Net loss for year 1999                                  -               -          (25,466)        (25,466)
                                                ----------     -----------     ------------     -----------
Balance at December 31, 1999                            -         192,635          (29,321)        163,314
Net loss for year 2000                                  -               -         (249,656)       (249,656)
                                                ----------     -----------     ------------     -----------
Balance at December 31, 2000                    $       -       $ 192,635      $  (278,977)     $  (86,342)
                                                ==========     ===========     ============     ===========

See Notes to Consolidated Financial Statements.

                             SUN INTERNATIONAL NORTH AMERICA, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In Thousands of Dollars)

                                                                 For the Year Ended December 31,
                                                             ----------------------------------------
                                                                2000           1999          1998
                                                             -----------   ------------   -----------
Cash flows from operating activities:
    Net loss                                                 $ (249,656)   $   (25,466)   $   (1,834)
        Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
        Depreciation and amortization                            19,320         18,648        16,041
        Write-down of net assets held for sale                  229,208              -             -
        Write-off of Desert Inn purchase termination costs       11,202              -             -
        Loss on disposition of assets                               687            729             -
        Utilization of tax benefits acquired in merger                -              -         1,887
        Provision for doubtful receivables                        1,250          1,543           708
        Provision for discount on CRDA obligations, net             799            587           572
        Net change in deferred tax liability                        205            (30)       (3,747)
        Net change in working capital accounts:
            Receivables                                          (3,284)        (1,131)         (105)
            Due from affiliates                                     323         (7,443)            -
            Inventories and prepaid expenses                        359         (1,628)           77
            Accounts payable and accrued liabilities               (167)         2,945           472
        Net change in deferred charges                           (1,293)          (288)          322
                                                             -----------   ------------   -----------
            Net cash provided by (used in) operating
              activities                                          8,953        (11,534)       14,393
                                                             -----------   ------------   -----------

Cash flows from investing activities:
    Payments for major capital projects                         (10,360)       (34,943)      (13,591)
    Operating capital expenditures                               (9,047)       (11,408)       (7,195)
    Acquisition of other fixed assets                                 -         (9,433)      (11,727)
    Deposit refunded (paid) for proposed
      Desert Inn acquisition                                      7,750        (16,117)            -
    Proceeds from sale of assets                                    395          5,052       110,256
    Reclassification of cash to assets held for sale            (21,453)             -             -
    Other                                                        (2,695)        (2,746)       (3,700)
                                                             -----------   ------------   -----------
        Net cash provided by (used in) investing activities     (35,410)       (69,595)       74,043
                                                             -----------   ------------   -----------

Cash flows from financing activities:
    Borrowings                                                    6,000         73,000             -
    Repayments of borrowings                                     (1,908)        (8,710)     (108,480)
    Advances from (repayments to) affiliates                        972         14,348        (5,610)
                                                             -----------   ------------   -----------
        Net cash provided by (used in) financing activities       5,064         78,638      (114,090)
                                                             -----------   ------------   -----------

Net decrease in cash and cash equivalents                       (21,393)        (2,491)      (25,654)
Cash and cash equivalents at beginning of period                 22,669         25,160        50,814
                                                             -----------   ------------   -----------
Cash and cash equivalents at end of period                   $    1,276    $    22,669    $   25,160
                                                             ===========   ============   ===========
See Notes to Consolidated Financial Statements

SUN INTERNATIONAL NORTH AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General

Basis of Accounting

Sun International North America, Inc. (“SINA”) is a holding company which, through an indirect wholly owned subsidiary, owns a resort and casino property in Atlantic City, New Jersey (“Resorts Atlantic City”). SINA also provides management services to certain of its affiliated companies and owns a tour operator which wholesales tour packages and provides reservation services. In addition, SINA earns income based on the gross revenues of a casino operated by an unaffiliated entity in Connecticut (see below). SINA is a wholly owned subsidiary of Sun International Hotels Limited (“SIHL”). The term “Company” as used herein includes SINA and its subsidiaries.

Atlantic City

SINA, through its indirect wholly owned subsidiary, Resorts International Hotel, Inc. (“RIH”), owns and operates Resorts Atlantic City. Resorts Atlantic City includes two hotel towers which are comprised of 644 guest rooms, a 75,000 square foot casino and a 3,000 square foot pari-mutuel betting and slot machine area.

During the fourth quarter of 2000, the Company entered into a definitive agreement to sell Resorts Atlantic City to an affiliate of Colony Capital LLC (“Colony”) for a purchase price of $140 million, such purchase price to accrue interest at an annual rate of 6% until closing (the “Resorts Atlantic City Sale”). In addition, Colony has a two year option to acquire certain undeveloped real estate owned by the Company, adjacent to Resorts Atlantic City, for a purchase price of $40 million (the “Atlantic City Option”) which option can be extended for an additional two years under certain circumstances. The sale is subject to certain customary conditions, including approval by the New Jersey Casino Control Commission and is also subject to Colony receiving certain financing in order to consummate the transaction. To facilitate Colony’s financing, SINA has agreed to lend Colony’s affiliate $17.5 million toward the purchase price of Resorts Atlantic City in exchange for an unsecured note (the “Note”) at an interest rate of 12.5% per annum with interest payable one-half in cash and one-half in payment-in-kind note (“PIK Notes”), the principal balance and all outstanding interest of the Note and the PIK Notes to be paid in seven years from the date of the original Note. The parties expect to close the transaction around the end of the first quarter of 2001. As a result of entering into the agreement to sell Resorts Atlantic City at a purchase price less than its carrying value, the Company recorded a loss of $229.2 million in the fourth quarter of 2000. The adjusted book value of the assets to be disposed of in the Resorts Atlantic City Sale is reflected in the accompanying consolidated balance sheets as net assets held for sale. If this transaction had been consummated on December 31, 1999, on a pro forma basis, the results of operations of SINA for the year ended December 31, 2000 would be as follows (unaudited): Revenues - $46.2 million, net loss - $22.0 million. The pro forma information is not necessarily indicative of future results or what the Company’s results of operation would actually have been had the Resorts Atlantic City Sale occurred at the beginning of the year.

Components of net assets held for sale are as follows (in thousands of US dollars):

        Current assets                      $  34,534
        Non-current assets                    173,233
        Current liabilities                   (26,989)
        Non-current liabilities               (42,428)
                                           -----------
                                            $ 138,350
                                           ===========

Connecticut

Sun Cove Limited, a wholly owned subsidiary of SINA, has a 50% interest in, and is a managing partner of, Trading Cove Associates (“TCA”), a Connecticut general partnership that developed and until December 31, 1999, had a management agreement (the “Management Agreement”) with the Mohegan Tribal Gaming Authority, an instrumentality of the Mohegan Tribe of Indians of Connecticut (the “Tribe”) to operate a casino resort and entertainment complex situated in the town of Uncasville, Connecticut (the “Mohegan Sun Casino”). The Management Agreement which covered management, marketing and administrative services, provided that TCA is entitled to receive between 30% and 40% of the net profits, as defined, of the Mohegan Sun Casino. TCA is obligated to pay certain amounts to its partners and certain of their affiliates, as priority payments. These amounts are paid as TCA receives sufficient cash to meet those priority distributions.

On February 9, 1998, the Tribe appointed TCA to develop its proposed expansion of the Mohegan Sun Casino, which is currently expected to cost approximately $960.0 million, for a fee of $14 million. In addition, TCA and the Tribe entered into an agreement (the “Relinquishment Agreement”) whereby it was agreed that effective January 1, 2000, TCA turned over management of the Mohegan Sun Resort Complex, (which comprises the existing operations and the proposed expansion), to the Tribe. Pursuant to the Relinquishment Agreement, the Management Agreement was terminated and, effective January 1, 2000, TCA receives payments of five percent of the gross revenues of the Mohegan Sun Resort Complex for a 15-year period.

Sun Resorts

Sun International Resorts, Inc. (“Sun Resorts”), is a wholly-owned subsidiary of SINA. Sun Resorts, along with its subsidiaries, is a tour operator and wholesaler of tour packages and provides reservation services. In addition, Sun Resorts provides certain support services for SIHL’s resort and casino operations in The Bahamas.

Termination of Desert Inn Acquisition Agreement

On March 2, 2000, SIHL and Starwood Hotels and Resorts Worldwide Inc. (“Starwood”) announced that they had agreed to terminate their agreement (the “Termination Agreement”) under which the Company was to acquire the Desert Inn Hotel and Casino in Las Vegas (the “Desert Inn”) for $275 million. In connection with the proposed acquisition of the Desert Inn, the Company had previously placed a $15 million deposit with Starwood (the “Deposit”). As of December 31, 1999, the Deposit was included in deferred charges and other assets in the accompanying consolidated balance sheets. Pursuant to the Termination Agreement, the amount, if any, that the Company would be required to pay from the Deposit was based on the ultimate sales price of the Desert Inn to another party.

In June 2000, Starwood closed on the sale of the Desert Inn for approximately $270 million, subject to certain post-closing adjustments, to an unrelated party. As a result, the Company was required to pay to Starwood $7.2 million from the Deposit. The remaining $7.8 million of the Deposit was refunded to the Company in August 2000. Purchase termination costs in the accompanying consolidated statement of operations included the $7.2 million paid to Starwood and $4.0 million of further costs related to the Desert Inn transaction.

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SINA and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain balances in the accompanying consolidated financial statements for 1998 have been reclassified to conform with the current year presentation.

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

Promotional Allowances

The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances for the years ended December 31 are included in gaming costs and expenses as follows:

        (In Thousands of Dollars)               2000           1999          1998
                                              ---------     ----------    ----------

        Rooms                                 $  8,407      $   5,536     $   5,655
        Food and beverage                       15,502         14,634        13,448
        Other                                    3,201          6,704         5,570
                                              ---------     ----------    ----------
                                              $ 27,110      $  26,874     $  24,673
                                              =========     ==========    ==========

Derivative Financial Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair values will be recognized in income unless specific hedge accounting criteria are met. The Company will adopt SFAS 133, as amended, beginning January 1, 2001, and does not anticipate that it will have a material impact on its consolidated financial statements.

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

        Land improvements                         14 years
        Hotels and other buildings                40 years
        Furniture, machinery and equipment       2-5 years

Deferred Charges and Other Assets

Deferred charges related to the Mohegan Sun Casino are amortized over the term of the Management Agreement. Debt issuance costs are amortized over the terms of the related indebtedness.

Goodwill

Goodwill is amortized on a straight line basis over 40 years. Amortization expense included in the accompanying consolidated statements of operations related to goodwill was $2.6 million, $2.6 million and $2.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. In the accompanying consolidated balance sheets, goodwill as of December 31, 1999 relates to SINA’s investment in Resorts Atlantic City. As a result of the Resorts Atlantic City Sale, goodwill was written off in its entirety in the fourth quarter of 2000.

Capitalized Interest

Interest is capitalized on construction expenditures and land under development at the weighted average interest rate of the Company’s long-term debt.

Casino Reinvestment Development Authority (“CRDA”) Obligations

Under the New Jersey Casino Control Act, the Company is obligated to purchase CRDA bonds, such obligation is based on gross revenues earned at Resorts Atlantic City, which will bear a below-market interest rate, or make an alternative qualifying investment. The Company charges to expense an estimated discount related to CRDA investment obligations as of the date the obligation arises based on fair market interest rates of similar quality bonds in existence as of that date.

The discount on CRDA bonds purchased is amortized to interest income over the life of the bonds using the effective interest rate method.

Long Lived Assets

The Company reviews its long lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition must be estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, an impairment would be recognized. The Company does not believe that any such changes have occurred except as previously described as a result of the Resorts Atlantic City Sale and the Atlantic City Option.

Income Taxes

SINA and all of its subsidiaries file consolidated United States federal income tax returns.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under this standard, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities at enacted tax rates. A valuation allowance is recognized based on an estimate of the likelihood that some portion or all of the deferred tax asset will not be realized.

Comprehensive Income

Comprehensive income is equal to net loss for all periods presented.

NOTE 3 – Cash Equivalents

Cash equivalents at December 31, 2000 and 1999 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which the Company had not taken delivery of the underlying securities and investments in a money market fund which invests exclusively in United States Treasury obligations. At December 31, 2000, the Company held reverse repurchase agreements of $300,000, all of which matured the first week of January 2001.

NOTE 4 – Receivables

Components of receivables were as follows:
                                                     December 31,
                                                -----------------------
        (In Thousands of Dollars)                  2000         1999
                                                ---------     ---------

        Gaming                                   $     -      $  7,439
        Less allowance for doubtful accounts           -        (2,606)
                                                ---------     ---------
                                                       -         4,833
                                                ---------     ---------

        Other                                      1,557         3,811
        Less allowance for doubtful accounts        (123)         (102)
                                                ---------     ---------
                                                   1,434         3,709
                                                ---------     ---------
                                                 $ 1,434      $  8,542
                                                =========     =========

Gaming receivables at December 31, 1999 related to Resorts Atlantic City.

NOTE 5 – Property and Equipment

Components of property and equipment were as follows:
                                                                  December 31,
                                                            --------------------------
         (In Thousands of Dollars)                             2000            1999
                                                            -----------    -----------

        Land held for investment, development or resale     $   37,254      $  61,308
        Land and land rights                                    18,623        111,907
        Land improvements                                          299          1,001
        Hotels, other buildings and leasehold improvements       2,468        166,512
        Furniture, machinery and equipment                      11,670         45,588
        Construction in progress                                 5,330          4,997
                                                            -----------    -----------
                                                                75,644        391,313
        Less accumulated depreciation                           (5,108)       (35,035)
                                                            -----------    -----------
            Net property and equipment                      $   70,536      $ 356,278
                                                            ===========    ===========
Interest costs of $0, $907,000 and $75,000 were capitalized in 2000, 1999 and 1998, respectively.

NOTE 6 - Accounts Payable and Accrued Liabilities

Components of accounts payable and accrued liabilities were as follows:
                                                                 December 31,
                                                            --------------------------
        (In Thousands of Dollars)                              2000            1999
                                                            -----------     ----------

        Accrued payroll and related taxes and benefits      $    3,659      $   9,956
        Trade payables                                           5,458         12,768
        Customer deposits and unearned revenues                  6,247          5,965
        Accrued interest                                         3,673          5,799
        Other accrued liabilities                                9,177         17,145
                                                            -----------     ----------
                                                            $   28,214      $  51,633
                                                            ===========     ==========

NOTE 7 – Deferred Charges and Other Assets

Components of deferred charges and other assets were as follows:
                                                  December 31,
                                            --------------------------
        (In Thousands of Dollars)              2000            1999
                                            ----------     -----------

        CRDA bonds and deposits             $       -       $  16,983
        Desert Inn acquisition costs                -          16,117
        Debt issue costs                        4,677           5,208
        Mohegan Sun Casino                      1,259           1,639
        Other                                     140             644
                                            ----------     -----------
                                            $   6,076       $  40,591
                                            ==========     ===========

NOTE 8 – Long-Term Debt

Components of long-term debt were as follows:
                                                  December 31,
                                            --------------------------
        (In Thousands of Dollars)              2000            1999
                                            ----------     -----------

        9% Senior Notes                     $ 200,000       $ 200,000
          Unamortized discount                   (663)           (738)
                                            ----------     -----------
                                              199,337         199,262
        Revolving Credit Facility              79,000          73,000
        Other                                     141           1,056
                                            ----------     -----------
                                              278,478         273,318
        Less current maturities                   (58)           (944)
                                            ----------     -----------
                                            $ 278,420       $ 272,374
                                            ==========     ===========

9% Senior Notes

The 9% senior subordinated unsecured notes due 2007 (the “9% Senior Notes”), are unconditionally guaranteed by certain subsidiaries of SINA. Interest on the 9% Senior Notes is payable semi-annually. The Indenture for the 9% Senior Notes contains certain covenants, including limitations on the ability of the issuers and the guarantors to, among other things: (i) incur additional indebtedness, (ii) incur certain liens, (iii) engage in certain transactions with affiliates and (iv) pay dividends and make certain other payments.

Revolving Credit Facility

SINA is a co-borrower along with SIHL and Sun International Bahamas Limited, an unconsolidated affiliated company, under a facility (the “Revolving Credit Facility”) with a syndicate of banks led by The Bank of Nova Scotia acting as administrative agent, in which the maximum amount of borrowings that may be outstanding by SINA and its affiliates is $500 million, such amount to be reduced by $125 million on August 12, 2001. In January 2001, the Company amended the Revolving Credit Facility to allow for the Resorts Atlantic City Sale and the Atlantic City Option. The amendment states, among other things, that, in lieu of the $125 million reduction discussed above, (i) if the Resorts Atlantic City Sale is consummated on or before August 12, 2001, on the date of such consummation, the maximum amount of borrowings that may be outstanding on the Revolving Credit Facility will be reduced by the net cash proceeds received by the Company, subject to a minimum cash consideration of $125 million, and (ii) if the Atlantic City Option is consummated on or before August 12, 2001, the amount of borrowings available on the Revolving Credit Facility will be further reduced by the net proceeds received by the Company. At December 31, 2000, the weighted average interest rate on amounts outstanding under the Revolving Credit Facility was 8.20%. Upon consummation of the Resorts Atlantic City Sale, the borrowings outstanding by SINA on the Revolving Credit Facility will be paid in full.

Loans under the Revolving Credit Facility bear interest at (i) the higher of (a) the Bank of Nova Scotia’s base rate or (b) the Federal Funds rate, in either case plus an additional 0.750% to 1.625% based on a debt to earnings ratio of SIHL during the period, as defined (the “Debt Ratio”) or (ii) the Bank of Nova Scotia’s reserve-adjusted LIBOR rate plus 1.50% to 2.25% based on the Debt Ratio. After each drawdown on the Revolving Credit Facility accrued interest is due every three months for the first six months, and is due monthly thereafter. Loans under the Revolving Credit Facility may be prepaid and reborrowed at any time and are due in full on August 12, 2002. Commitment fees are calculated at per annum rates ranging from 0.375% to 0.500%, based on the Debt Ratio, applied to the undrawn amount of the Revolving Credit Facility and are due quarterly.

The Revolving Credit Facility contains restrictive covenants that include: (a) restrictions on the payment of dividends by SIHL, (b) minimum levels of earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) of SIHL and (c) a minimum relationship between SIHL’s EBITDA and interest expense and debt.

Co-obligation

The Company is a co-obligor, with SIHL, on $100 million senior subordinated, unsecured notes due December 2007 (the “8.625% Notes”). Interest on the 8.625% Notes is payable semi-annually. The cash was drawn down by and the debt is reflected in the consolidated financials of SIHL.

NOTE 9 – Shareholder’s Equity

SINA is authorized to issue 100 million shares of SINA common stock, 120,000 shares of Class B Stock and 10 million shares of preferred stock. The only shares of SINA stock outstanding are 100 shares of SINA common stock, all of which are owned by SIHL. In 1999, 7,502 shares of stock were canceled pursuant to a court order by the United States Bankruptcy Court District of Delaware related to SINA’s plan of reorganization in May 1994.

NOTE 10 – Related Party Transactions

Due from Affiliates

At December 31, 2000 and 1999, amounts due from affiliates represents payments due from TCA related to the Mohegan Sun Casino.

Due to Affiliates

At December 31, 2000 and 1999, amounts due to affiliates represent non-interest bearing, due on demand advances received from affiliates.

Management and Other Fees

Effective January 1, 1998, the Company entered into an agreement to provide management services to certain unconsolidated affiliated companies. For the years ended December 31, 2000, 1999 and 1998, such fees amounted to $15.3 million, $14.1 million and $9.8 million, respectively.

A subsidiary of SINA earned $5.9 million, $1.2 million and $1.0 million in priority payments from TCA related to the Mohegan Sun Casino for the years ended 2000, 1999 and 1998, respectively. Development fees earned in 2000 and 1999 related to the Mohegan Sun Casino totaled $3.8 million and $6.7 million, respectively.

NOTE 11 – Employee Benefit Plans

SINA and certain of its subsidiaries participate in a defined contribution plan covering substantially all of their non-union employees. The Company makes contributions to this plan based on a percentage of eligible employee contributions. Total expense for this plan was $861,000, $844,000 and $869,000 in 2000, 1999 and 1998, respectively.

In addition to the plan described above, union and certain other employees of RIH and certain former subsidiaries of SINA are covered by multi-employer defined benefit pension plans to which the subsidiaries make, or made, contributions. The Company’s pension expense for these plans totaled $1.6 million, $1.3 million and $1.1 million in 2000, 1999, and 1998, respectively.

NOTE 12 – Income Taxes

In 2000, 1999 and 1998 the income tax provision for the Company was as follows :
                                            For the Year Ended December 31,
                                         ---------------------------------------
        (In Thousands of Dollars)           2000          1999            1998
                                         ---------      ---------      ---------

        Current:
            Federal                      $   (303)      $  2,718        $ 3,430
            State                           1,178            157            279
                                         ---------      ---------      ---------
                                              875          2,875          3,709
        Deferred:
            Federal                           205            (30)        (3,747)
                                         ---------      ---------      ---------
                                         $  1,080       $  2,845        $   (38)
                                         =========      =========      =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the deferred tax assets and liabilities were as follows:

                                                                  December 31,
                                                           ----------------------------
        (In Thousands of Dollars)                              2000            1999
                                                           ------------    ------------

        Deferred tax liabilities:
            Basis differences on land held for investment,
              development or resale                         $   (2,300)    $    (6,100)
            Basis differences on property and equipment              -         (44,400)
            Other                                                    -          (2,402)
                                                           ------------    ------------
                Total deferred tax liabilities                  (2,300)        (52,902)
                                                           ------------    ------------

        Deferred tax assets:
            NOL carryforwards                                  202,000         196,700
            Assets held for sale                                26,700               -
            Basis differences on property and equipment          2,100               -
            Book reserves not yet deductible
              for tax return purposes                              800          14,000
            Tax credit carryforwards                             2,700           2,700
            Other                                                4,000           5,700
                                                           ------------    ------------
               Total deferred tax assets                       238,300         219,100

        Valuation allowance for deferred tax assets           (236,000)       (208,421)
                                                           ------------    ------------
            Deferred tax asset, net of valuation allowance       2,300          10,679
                                                           ------------    ------------
        Net deferred tax liabilities                        $        -      $  (42,223)
                                                           ============    ============

A valuation allowance has been recorded against the portion of those deferred tax assets that the Company believes will more likely than not remain unrealized. If such deferred tax assets were to be realized in the future, the corresponding reduction to the valuation allowance would reduce income tax expense.

The effective income tax rate on loss before income taxes varies from the statutory federal income tax rate as a result of the following factors:

                                                             For the Year Ended December 31,
                                                          --------------------------------------
                                                            2000          1999          1998
                                                          ---------     ----------    ----------

        Statutory federal income tax rate                   (35.0%)        (35.0%)       (35.0%)
        State tax costs                                        .5%            .7%         14.9%
        NOLs and temporary differences for which a
          valuation allowance has been provided              34.1%          39.9%             -
        Reduction of valuation allowance relating to
          prior years' operating loss utilized                   -              -       (100.8%)
        Nondeductible expenses, including
          amortization of goodwill                             .3%           3.8%         87.6%
        Other                                                  .5%           2.5%         31.3%
                                                          ---------     ----------    ----------
         Effective income tax rate                             .4%          11.9%         (2.0%)
                                                          =========     ==========    ==========

For federal income tax purposes, the Company had NOL carryforwards of $577 million at December 31, 2000, of which $166 million are unrestricted as to use. However, due to the change of ownership of SINA in 1996, $411 million of these NOL carryforwards (the “Pre-Change NOLs”) are limited in their availability to offset future taxable income of the Company. As a result of these limitations, approximately $11.3 million of Pre-Change NOLs will become available for use each year through the year 2008; an additional $8.4 million will be available in 2009. An additional $13 million of these Pre-Change NOLs would be available to offset gains on sales of assets owned at the date of change in ownership of the Company which are sold within five years of that date. The remaining Pre-Change NOLs are expected to expire unutilized.

The Company’s restricted NOLs expire as follows: $49 million in 2005, $23 million in 2006, $18 million in 2007, $1 million in 2009 and $8 million in 2011. The Company’s unrestricted NOLs expire as follows: $6 million in 2005, $7 million in 2007, $57 million in 2008, $57 million in 2012, $33 million in 2019 and $6 million in 2020.

NOTE 13 – Supplemental Cash Flow Disclosures

Interest paid, net of amounts capitalized, was $24.6 million, $20.8 million and $24.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Income taxes paid amounted to $975,000, $188,000 and $2.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. Non-cash investing and financing activities were as follows:

                                                          For the Year Ended December 31,
                                                         ----------------------------------
        (In Thousands of Dollars)                          2000         1999         1998
                                                         --------     --------     --------

        Property and equipment acquired under
          capital lease obligations                       $1,574       $  938       $5,098

        Refinancing of capital lease obligation                -       $1,444            -

NOTE 14 – Commitments and Contingencies

Litigation

SINA and certain of its subsidiaries are defendants in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

NOTE 15 – Fair Value of Financial Instruments

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

NOTE 16 – Segment, Geographic and Customer Information

The Company operates in one industry segment in the United States.

                                          SCHEDULE II
                                          -----------

                             SUN INTERNATIONAL NORTH AMERICA, INC.
                        CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                   (In Thousands of Dollars)

                                             Balance at       Additions                          Net assets        Balance at
                                             beginning        charged to        Deductions        held for           end of
                                             of period         expenses            (a)            sale (b)           period
                                             -----------      -----------       -----------      ------------      -----------

For the year ended December 31, 2000:
    Allowance for doubtful receivables
        Gaming                             $      2,606      $     1,139       $      (853)     $     (2,892)     $         -
        Other                                       102              111               (56)              (34)             123
                                           -------------     ------------     -------------     -------------    -------------
                                            $     2,708      $     1,250       $      (909)     $     (2,926)     $       123
                                           =============     ============     =============     =============    =============

For the year ended December 31, 1999:
    Allowance for doubtful receivables
        Gaming                              $     2,401      $     1,452       $    (1,247)     $          -      $     2,606
        Other                                        35               91               (24)                -              102
                                           -------------     ------------     -------------     -------------    -------------
                                            $     2,436      $     1,543       $    (1,271)     $          -      $     2,708
                                           =============     ============     =============     =============    =============

For the year ended December 31, 1998:
    Allowance for doubtful receivables
        Gaming                              $     3,011      $       644       $    (1,254)     $          -      $     2,401
        Other                                        63               64               (92)                -               35
                                           -------------     ------------     -------------     -------------    -------------
                                            $     3,074      $       708       $    (1,346)     $          -      $     2,436
                                           =============     ============     =============     =============    =============

(a) Write-off of uncollectible accounts, net of recoveries.
(b) Reclassification of net assets held for sale related to the Resorts Atlantic City Sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

3.       The following exhibits are filed herewith or incorporated by reference:

   Exhibit
   Numbers                                            Exhibit
---------------    -------------------------------------------------------------------------------

(3) (a) (1)        Restated  Certificate of  Incorporation  of SINA.  (Incorporated  by reference to Exhibit (3) (a) to Registrant's  Form 10-Q Quarterly Report for the quarter ended June 30, 1996, in File No. 1-4748).

(3) (a) (2)        Certificate  of Amendment of Restated  Certificate of  Incorporation  of SINA.
                   (Incorporated  by reference to Exhibit  (3)(a)(2)  to  Registrant's  Form 10-K
                   Annual  Report  for the fiscal  year  ended  December  31,  1996,  in File No.
                   1-4748).

(3) (b)            Amended and Restated  By-Laws of SINA.  (Incorporated  by reference to Exhibit
                   (3)(b) to Registrant's  Form 10-Q Quarterly  Report for the quarter ended June
                   30, 1996, in File No. 1-4748).

(4) (a)            See  Exhibits (3) (a) (1), (3) (a) (2) and (3) (b) as to the rights of holders of Registrant's common stock.

(4) (b) (1)        Form of Purchase  Agreement for  $200,000,000  principal  amounts of 9% Senior
                   Subordinated  Notes due 2007  dated  March 5, 1997,  among  SIHL and SINA,  as issuers,  Bear,  Stearns & Co. Inc., Societe Generale  Securities  Corporation
                   and  Scotia   Capital   Markets  (USA)  Inc.,  as   purchasers,   and  various
                   subsidiaries   of  SIHL,   including  RIH  and  GGRI,   Inc.,  as  guarantors.
                   (Incorporated  by reference to Exhibit  (4)(e)(1)  to  Registrant's  Form 10-K
                   Annual  Report  for the fiscal  year  ended  December  31,  1996,  in File No.
                   1-4748.)

(4) (b) (2)        Form of  Indenture  dated as of March 10,  1997,  between  SIHL and  SINA,  as issuers,  various  subsidiaries  of SIHL,  including  RIH and GGRI,  Inc.,  as
                   guarantors,   and  The  Bank  of  New  York,  as  trustee,   with  respect  to
                   $200,000,000  principal  amount of 9% Senior  Subordinated  Notes due 2007 and
                   exhibits   thereto.   (Incorporated  by  reference  to  Exhibit  (4)(e)(2)  to
                   Registrant's  Form 10-K Annual  Report for the fiscal year ended  December 31,
                   1996, in File No. 1-4748.)

(4) (b) (3)        Form of Registration  Rights Agreement dated as of March 5, 1997, by and among
                   SIHL and SINA, as issuers,  various  subsidiaries  of SIHL,  including RIH and
                   GGRI,  Inc., as guarantors,  and Bear,  Stearns & Co. Inc.,  Societe  Generale
                   Securities Corporation and Scotia Capital Markets (USA) Inc., as purchasers.

(4) (b) (4)        Form of Inter-Borrower  Agreement dated as of March 10, 1997, between SIHL and
                   SINA.  (Incorporated  by reference to Exhibit  (4)(e)(4) to registrant's  Form
                   10-K Annual  Report for the fiscal year ended  December 31, 1996,  in File No.
                   1-4748.)

(10) (a)           Termination  Agreement  among  Sheraton  Desert  Inn  Corporation,   Starwood,
                   Sheraton Gaming Corporation,  SIHL and Sun International Nevada, Inc. dated as of February 29, 2000,  terminating the Asset and Land Purchase Agreement among the parties,  dated as of May 17, 1999.  (Incorporated by reference to Exhibit
                   2 to  SIHL's  Form 6-K  Current  Report  dated  March  17,  2000,  in File No.
                   0-22794).

(10) (b) (1)       Amended  and  Restated  Partnership  Agreement  of TCA dated as of August  29,
                   1995, among Sun Cove, RJH Development Corp., Leisure Resort Technology,  Inc.,
                   Slavik Suites, Inc., and LMW Investments,  Inc.  (Incorporated by reference to
                   Exhibit 10.7 of Registration  Statement No. 33-80477 of the registrant on Form
                   F-3.)

(10) (b) (2)       Relinquishment  Agreement  dated February 7, 1998,  between the Mohegan Tribal
                   Gaming  Authority  and TCA.  (Incorporated  by  reference  to  Exhibit  2.2 to
                   SIHL's Form 20-F Annual  Report for the fiscal year ended  December  31, 1997, in File No. 0-22794.)

(10) (c) *         Resorts Retirement Savings Plan, dated January 1,2000.

(10) (d)           Purchase  Agreement among SINA as parent,  GGRI, Inc., as Seller and Colony as
                   Buyer dated as of October 30,  2000.  (Incorporated  by  reference  to Exhibit
                   (10)  to  registrant's  Form  10-Q  Quarterly  Report  for the  quarter  ended
                   September 30, 2000 in File No. 1-4748.)

Registrant  agrees to file with the Securities and Exchange  Commission,  upon request,  copies of any instrument defining the rights of the holders of its consolidated long-term debt.

(b)     Reports on Form 8-K

        No Current  Reports on Form 8-K were filed during the fourth  quarter of 2000. No amendments to previously filed Forms 8-K were filed during the fourth quarter of 2000.

(c)     Exhibits Required by Item 601 of Regulation S-K

        The  exhibits  listed in Item  14(a)3 of this report and not  incorporated  by  reference  to a separate file, follow "SIGNATURES."

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

                                                  SUN INTERNATIONAL NORTH AMERICA, INC.
                                                                  (Registrant)

Date: April 2, 2001                               By    /s/John R. Allison
                                                        ----------------------------------------
                                                        John R. Allison
                                                        Executive Vice President - Finance

Pursuant  to the  requirements  of the  Securities  Exchange  Act of 1934,  this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

    By  /s/John R. Allison                        April 2, 2001
        -------------------------------------
        John R. Allison
        Director

    By  /s/Charles D. Adamo                       April 2, 2001
        -------------------------------------
        Charles D. Adamo
        Director

EXHIBIT INDEX

   Exhibit                                      Reference to previous
   Number                  Exhibit              filing or this Form 10-K
-------------- -------------------------------- -------------------------------------------------

(3) (a) (1)    Restated Certificate of          Incorporated  by reference to Exhibit (3) (a) to
               Incorporation of SINA.           Registrant's  Form 10-Q Quarterly Report for the
                                                quarter ended June 30, 1996, in File No. 1-4748.

(3) (a) (2)    Certificate of Amendment of      Incorporated  by  reference  to Exhibit  (3) (a)
               Restated Certificate of          (2) to Registrant's Form 10-K Annual Report.
               Incorporation of SINA.

(3) (b)        Amended and Restated By-Laws     Incorporated  by reference to Exhibit (3) (b) to
               of SINA.                         Registrant's  Form 10-Q Quarterly Report for the
                                                quarter ended June 30, 1996, in File No. 1-4748.

(4) (a)        See Exhibits (3) (a) (1), (3)
               (a) (2) and (3) (b) as to the
               rights of holders of
               Registrant's common stock.

(4) (b) (1)    Form of Purchase Agreement for   Incorporated by reference to Exhibit (4)(e)(1)
               $200,000,000 principal amounts   to Registrant's Form 10-K Annual Report for the
               of 9% Senior Subordinated        fiscal year ended December 31, 1996, in File
               Notes due 2007 dated March 5,    No. 1-4748.
               1997, among SIHL and SINA, as
               issuers, Bear, Stearns & Co.
               Inc., Societe Generale
               Securities Corporation and
               Scotia Capital Markets (USA)
               Inc., as purchasers, and
               various subsidiaries of SIHL,
               including RIH and GGRI, Inc.,
               as guarantors.

(4) (b) (2)    Form of Indenture dated as of    Incorporated by reference to Exhibit (4)(e)(2)
               March 10, 1997, between SIHL     to Registrant's Form 10-K Annual Report for the
               and SINA, as issuers, various    fiscal year ended December 31, 1996, in File
               subsidiaries of SIHL,            No. 1-4748.
               including RIH and GGRI, Inc.,
               as guarantors, and The Bank of
               New York, as trustee, with
               respect to $200,000,000
               principal amount of 9% Senior
               Subordinated Notes due 2007
               and exhibits thereto.

(4) (b) (3)    Form of Registration Rights
               Agreement dated as of March 5,
               1997, by and among SIHL and
               SINA, as issuers, various
               subsidiaries of SIHL,
               including RIH and GGRI, Inc.,
               as guarantors, and Bear,
               Stearns & Co. Inc., Societe
               Generale Securities
               Corporation and Scotia Capital
               Markets (USA) Inc., as
               purchasers.

(4) (b) (4)    Form of Inter-Borrower           Incorporated  by reference to Exhibit  (4)(e)(4)
               Agreement dated as of March      to registrant's  Form 10-K Annual Report for the
               10, 1997, between SIHL and       fiscal year ended  December  31,  1996,  in File
               SINA.                            No. 1-4748.

(10) (a)       Termination Agreement among      Incorporated   by  reference  to  Exhibit  2  to
               Sheraton Desert Inn              SIHL's Form 6-K Current  Report  dated March 17,
               Corporation, Starwood,           2000, in File No. 0-22794.
               Sheraton Gaming Corporation,
               SIHL and Sun International
               Nevada, Inc. dated as of
               February 29, 2000, terminating
               the Asset and Land Purchase
               Agreement among the parties,
               dated as of May 17, 1999.

(10) (b) (1)   Amended and Restated             Incorporated  by  reference  to Exhibit  10.7 of
               Partnership Agreement of TCA     Registration   Statement  No.  33-80477  of  the
               dated as of August 29, 1995,     registrant on Form F-3.
               among Sun Cove, RJH
               Development Corp., Leisure
               Resort Technology, Inc.,
               Slavik Suites, Inc. and LMW
               Investments, Inc.

(10) (b) (2)   Relinquishment Agreement dated   Incorporated  by  reference  to  Exhibit  2.2 to
               February 7, 1998, between the    SIHL's  Form 20-F  Annual  Report for the fiscal
               Mohegan Tribal Gaming            year  ended  December  31,  1997,  in  File  No.
               Authority and TCA.               0-22794.

(10) (c)       Resorts Retirement Savings       Page 54
               Plan, dated January 1, 2000.

(10) (d)       Purchase  Agreement  among SINA  Incorporated  by  reference  to Exhibit  (10) to
               as  parent,   GGRI,   Inc.,  as  registrant's  Form 10-Q Quarterly Report for the
               Seller   and  Colony  as  Buyer  quarter  ended  September  30,  2000 in File No.
               dated as of October 30, 2000.    1-4748.