Form 10-Q
period 2001-03-31
SUN INTERNATIONAL NORTH AMERICA INC
filed 2001-05-15
CIK 83394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
OR
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
Yes [X] No [ ]
Number of shares outstanding of registrant’s common stock as of March 31, 2001: 100, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

Total number of pages 12
Exhibit index is on page 12

SUN INTERNATIONAL NORTH AMERICA, INC.
FORM 10-Q
INDEX

                                                                  Page Number
                                                                  -----------

Part I.     Financial Information

               Item 1.       Financial Statements

                             Consolidated Balance Sheets
                               at March 31, 2001 and
                               December 31, 2000                             3

                             Consolidated Statements of
                               Operations for the Quarters
                               Ended March 31, 2001 and 2000                 4

                             Consolidated Statements of
                               Cash Flows for the Quarters
                               Ended March 31, 2001 and 2000                 5

                             Notes to Consolidated
                               Financial Statements                          6

               Item 2.       Management's Discussion and
                               Analysis of Financial
                               Condition and Results of
                               Operations                                    8

Part II.    Other Information

               Item 1.       Legal Proceedings                               9

               Item 6.       Exhibits and Reports on Form 8-K               10

PART I. – FINANCIAL INFORMATION

Item 1.      Financial Statements

                                                 SUN INTERNATIONAL NORTH AMERICA, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                              (In thousands of dollars, except par value)

                                                              March 31,       December 31,
                                                                2001               2000
                                                          ----------------   ----------------
                                                              (Unaudited)
ASSETS
Current assets:
    Cash (including cash equivalents)                      $        2,923     $        1,276
    Receivables, net                                                3,261              1,434
    Inventories                                                       131                 71
    Prepaid expenses                                                  291                872
    Due from affiliates                                             3,773              7,506
    Net assets held for sale                                      138,350            138,350
                                                          ----------------   ----------------
        Total current assets                                      148,729            149,509
Property and equipment, net                                        69,881             70,536
Deferred charges and other assets, net                              6,782              6,076
                                                          ----------------   ----------------
        Total assets                                       $      225,392     $      226,121
                                                          ================   ================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
    Current maturities of long-term debt                   $       79,059     $           58
    Accounts payable and accrued liabilities                       23,412             28,214
    Due to affiliates                                              11,094              5,771
                                                          ----------------   ----------------
        Total current liabilities                                 113,565             34,043
Long-term debt, net of current maturities                         199,435            278,420
                                                          ----------------   ----------------
        Total liabilities                                         313,000            312,463
                                                          ----------------   ----------------

Shareholder's equity:
    Common stock - $.01 par value                                       -                  -
    Capital in excess of par                                      192,635            192,635
    Accumulated deficit                                          (280,243)          (278,977)
                                                          ----------------   ----------------
        Total shareholder's equity                                (87,608)           (86,342)
                                                          ----------------   ----------------
            Total liabilities and shareholder's equity     $      225,392     $      226,121
                                                          ================   ================

See Notes to Consolidated Financial Statements.

                                   SUN INTERNATIONAL NORTH AMERICA, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands of dollars)
                                                (Unaudited)

                                                     Quarter Ended
                                                       March 31,
                                          -------------------------------------
                                               2001                 2000
                                          --------------      ---------------
Revenues:
    Casino and resort revenues             $          -        $      61,963
      Less promotional allowances                     -               (5,509)
                                          --------------      ---------------
    Net casino and resort revenues                    -               56,454
    Tour operations                               7,609                6,236
    Management fees and other income              6,342                5,191
                                          --------------      ---------------
                                                 13,951               67,881
                                          --------------      ---------------
Expenses:
    Casino and resort expenses                        -               47,715
    Tour operations                               6,489                5,672
    Selling, general and administrative           3,670               11,604
    Depreciation and amortization                 1,094                4,821
                                          --------------      ---------------
                                                 11,253               69,812
                                          --------------      ---------------

Operating income (loss)                           2,698               (1,931)

Other income (expenses):
    Interest income                               2,170                  421
    Interest expense, net                        (6,016)              (6,082)
                                          --------------      ---------------
Loss before income taxes                         (1,148)              (7,592)
Income tax expense                                 (118)                (354)
                                          --------------      ---------------
Net loss                                   $     (1,266)       $      (7,946)
                                          ==============      ===============

See Notes to Consolidated Financial Statements.

                                                 SUN INTERNATIONAL NORTH AMERICA, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands of dollars)
                                                              (Unaudited)

                                                                  Quarter Ended
                                                                    March 31,
                                                          -------------------------------
                                                               2001              2000
                                                          -------------     -------------

Cash flows from operating activities:
    Reconciliation of net loss to net cash
      used in operating activities:
        Net loss                                          $     (1,266)     $     (7,946)
        Depreciation and amortization                            1,254             4,965
        Provision for doubtful receivables                          21               301
        Provision for discount on CRDA obligation, net               -               215
        Loss (gain) on disposition of assets                        15               (14)
        Net change in working capital accounts:
            Receivables                                         (1,848)             (271)
            Inventories and prepaid expenses                       521               356
            Due from affiliates                                  3,733                 -
            Accounts payable and accrued liabilities            (4,361)           (5,480)
        Net change in deferred charges                            (957)           (1,043)
                                                           -------------     -------------
             Net cash used in operating activities               (2,888)           (8,917)
                                                           -------------     -------------

Cash flows from investing activities:
    Payments for major capital projects                              -            (2,887)
    Other capital expenditures                                    (465)           (1,914)
    Other                                                            -              (885)
                                                          -------------     -------------
        Net cash used in investing activities                     (465)           (5,686)
                                                          -------------     -------------

Cash flows from financing activities:
    Advances from affiliates                                     5,015            10,273
    Repayment of debt                                              (15)             (557)
                                                          -------------     -------------
        Net cash provided by financing activities                5,000             9,716
                                                          -------------     -------------

Net increase (decrease) in cash and cash equivalents             1,647            (4,887)
Cash and cash equivalents at beginning of period                 1,276            22,669
                                                          -------------     -------------
Cash and cash equivalents at end of period                $      2,923      $     17,782
                                                          =============     =============

See Notes to Consolidated Financial Statements.

SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. General

        The accompanying consolidated interim financial statements, which are unaudited, include the operations of Sun International North America, Inc. (“SINA”) and its subsidiaries. The term “Company” as used herein includes SINA and its subsidiaries. SINA is a wholly owned subsidiary of Sun International Hotels Limited.

        While the accompanying interim financial information is unaudited, management of the Company believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in SINA’s 2000 Form 10-K. The results of operations for the three-month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

        The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 2000 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in SINA’s 2000 Form 10-K.

B. Sale of Resorts Atlantic City

        During the fourth quarter of 2000, the Company entered into a definitive agreement to sell the Resorts Casino Hotel in Atlantic City, New Jersey (“Resorts Atlantic City”) to an affiliate of Colony Capital LLC (“Colony”) for a purchase price of $140 million plus accrued interest through closing at an annual rate of 6% (the “Resorts Atlantic City Sale”). As of December 31, 2000, the Company accounted for Resorts Atlantic City as an investment held for sale. Accordingly, the carrying value of the net assets to be disposed of were reclassified to net assets held for sale on SINA’s consolidated balance sheets and, as of January 1, 2001, the operations of Resorts Atlantic City are no longer included in the consolidated financial statements of SINA.

        On April 25, 2001, the parties closed the transaction and the Company received approximately $127 million in cash and $17.5 million of unsecured subordinated notes (the “Notes”). The Notes have a term of seven years and accrue interest at an annual rate of 12.5%. Accrued interest on the Notes is payable semi-annually, one-half in cash and one-half in additional notes. Of the $127 million cash proceeds received at closing, $79 million was used to pay in full borrowings outstanding by the Company under a bank credit facility, and $48 million was advanced to SIHL to permanently reduce its borrowings under that bank credit facility, which advance is due on demand. Accordingly, as of March 31, 2001, borrowings by SINA under the bank credit facility have been classified as a current liability on the accompanying consolidated balance sheets. In the fourth quarter of 2000, the Company recorded a loss of $229.2 million resulting from the write-down of net assets held for sale to their realizable value. Therefore, the net proceeds received at closing equaled the carrying value of the net assets disposed of, and accordingly, except for interest income earned during 2001 on the proceeds, there will be no further gain or loss recorded as a result of the closing.

        Pursuant to terms of the Resorts Atlantic City Sale, Colony also has a two year option to acquire certain undeveloped real estate owned by the Company, adjacent to Resorts Atlantic City, for a purchase price of $40 million (the “Atlantic City Option”) which option can be extended for an additional two years under certain circumstances. The carrying value of the land included in the Atlantic City Option is included in property, plant and equipment in the accompanying consolidated balance sheets.

C. Trading Cove New York

        Trading Cove New York, LLC (“TCNY”), a Delaware limited liability company, is 50% owned by Sun Cove Limited, a wholly-owned subsidiary of SINA. In March 2001, TCNY entered into a Development Services Agreement (the “Development Agreement”) with the Stockbridge-Munsee Band of Mohican Indians (the “Mohican Tribe”) for development of a casino project in the Catskill region of New York (the “NY Project”). Pursuant to the Development Agreement, TCNY will provide preliminary NY Project funding, certain NY Project financing and development services. TCNY has secured land and/or options on approximately 340 acres of property in the town of Thompson for the NY Project. The Mohican Tribe does not currently have reservation land in the State of New York, but is federally recognized and operates a casino on its reservation in Wisconsin. The NY Project is contingent upon numerous federal, state and local approvals to be obtained by the Mohican Tribe, which approvals are beyond the control of TCNY. The Company can make no representation as to whether any of the required approvals will be obtained by the Mohican Tribe.

D. Reverse Repurchase Agreements

        Cash equivalents at March 31, 2001 included $2.4 million of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which the Company had not taken delivery of the underlying securities. These agreements matured during the first week of April 2001.

E. Statements of Cash Flows

        Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                          Quarter Ended March 31,
                                                        --------------------------
        (In thousands of dollars)                            2001          2000
        --------------------------------------------------------------------------

        Interest paid, net of capitalization                $10,350       $10,935

        Income taxes paid                                       873           556

        Non-cash investing and financing activities:

          Property and equipment acquired under
            capital lease obligations                            16            73

          Increase in liabilities for additions to
            other assets                                          -            16

        --------------------------------------------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - Quarter Ended March 2001 Compared to 2000

Casino and Resort Revenues and Expenses

        Casino and resort revenues and expenses for the quarter ended March 31, 2000 reflect the operations of the Resorts Casino Hotel in Atlantic City, New Jersey (“Resorts Atlantic City”). As described in Note B of Notes to Consolidated Financial Statements herein, the Company completed the sale of Resorts Atlantic City on April 25, 2001 (the “Resorts Atlantic City Sale”) to an affiliate of Colony Capital LLC. Pursuant to the terms and conditions of the Resorts Atlantic City Sale, the loss resulting from this transaction was recorded during the fourth quarter of 2000, and additionally, as of January 1, 2001, the operations of Resorts Atlantic City are no longer included in the consolidated financial statements of SINA.

Tour Operations

        Revenues and expenses of the Company’s tour operator subsidiary increased by $1.4 million and $.8 million, respectively, for the quarter ended March 31, 2001 as compared to the first quarter of 2000. This was a result of increased occupancy at resort properties in The Bahamas operated by an unconsolidated affiliate of the Company.

Management Fees and Other Income

        Management fees and other income in the first quarter of 2001 increased by $1.2 million over the previous year. The Company has a fifty percent interest in Trading Cove Associates (“TCA”), a Connecticut general partnership. TCA receives payments pursuant to a relinquishment agreement related to the Mohegan Sun Casino in Uncasville, Connecticut. The Company recorded payments due from TCA of $1.5 million during the first quarter of 2001, as compared to payments of $.7 million in the first quarter of 2000. In addition, the first quarter of 2001 included $4.9 million of fees for services provided to certain unconsolidated affiliated companies, compared to $4.5 million, for the first quarter of 2000.

Selling, General and Administrative

        Selling, general and administrative costs in the first quarter of 2001 decreased by $7.9 million as compared to the previous year. This was primarily due to the Resorts Atlantic City Sale. In the prior year, selling, general and administrative costs included $7.5 million at Resorts Atlantic City. In addition, corporate costs decreased by $.4 million in the first quarter of 2001, primarily due the lower payroll and related costs, compared to the same period in 2000.

Depreciation and Amortization Expense

        Depreciation and amortization expense decreased by $3.7 million in the first quarter of 2001 as compared to the prior year. In the first quarter of 2000, depreciation and amortization expense at Resorts Atlantic City was $4.3 million.

Other Income (Expense)

        In the first quarter of 2001, interest income increased by $1.7 million over the previous year. This was due to an increase of $2.1 million for interest due from Colony pursuant to the Resorts Atlantic City Sale, partially offset by a decrease of $.4 million, as the prior year included interest earned at Resorts Atlantic City.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

        The following is an update of the status of certain litigation which was previously described in “Item 3. Legal Proceedings” of the SINA 2000 Form 10-K.

US District Court Action SINA vs. Lowenschuss

        On March 30, 2001, Lowenschuss appealed the New Jersey Bankruptcy Court’s decision in Adversary Proceeding No. 96-2350. In addition, on April 18, 2001, a Motion to Intervene was filed with the New Jersey Bankruptcy Court by the Nevada Chapter 11 Trustee of the Fred Lowenschuss Bankruptcy Estate and Custodian of the Fred Lowenschuss Associates Pension Plan asserting rights to the assets that are the subject of that proceeding. The appeal and motion are pending.

Item 6. Exhibits and Reports on Form 8-K

a.    Exhibits

      The following Part I exhibits are filed herewith:

Exhibit Number	Exhibit
(10)	Promissory Note for $17,500,000 between SINA and Colony dated as of April 25, 2001 (incorporated by reference to Exhibit 2 of Sun International Hotel Limited’s Form 6-K dated May 3, 2001, file number 1-04226).

b.     Reports on Form 8-K

        No Current Report on Form 8-K was filed by SINA covering an event during the first quarter of 2001. No amendments to previously filed Forms 8-K were filed during the first quarter of 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN INTERNATIONAL NORTH AMERICA, INC.
(Registrant)
/s/ John R. Allison
John R. Allison
Executive Vice President - Finance
(Authorized Officer of Registrant
and Chief Financial Officer)

Date: May 14, 2001

                          SUN INTERNATIONAL NORTH AMERICA, INC.
                          -------------------------------------

                           Form 10-Q for the quarterly period
                                 ended March 31, 2001

                                     EXHIBIT INDEX
                                     -------------

Exhibit
Number              Exhibit                       Page Number in Form 10-Q
-------     --------------------------------      ------------------------
   10      Promissory Note for $17,500,000       Incorporated by reference to Exhibit 2
            between SINA and Colony dated as      of Sun International Hotel Limited's
            of April 25, 2001                     Form 6-K dated May 3, 2001 in