Form 10-Q
period 2001-06-30
SUN INTERNATIONAL NORTH AMERICA INC
filed 2001-08-14
CIK 83394

                             SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                          FORM 10-Q

                      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended June 30, 2001

                                              OR

                   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

                                  Commission File No. 1-4748

                            SUN INTERNATIONAL NORTH AMERICA, INC.
                    (Exact name of registrant as specified in its charter)

                   Delaware                                                 59-0763055
-----------------------------------------------                    -----------------------------
       (State or other jurisdiction of                                   (I.R.S. Employer
        incorporation or organization)                                 Identification No.)

1415 E. Sunrise Blvd., Ft. Lauderdale, FL                                     33304
-----------------------------------------------                    -----------------------------
   (Address of principal executive offices)                                 (Zip Code)

                                            (954) 713-2500
                                --------------------------------------
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
                                                                       Yes  [X]  No  [   ]
                                                                           -----     -----

Number of shares  outstanding of  registrant's  common stock as of June 30, 2001:  100, all of which are owned by one  shareholder.  Accordingly  there is no current  market for any of such shares.

The registrant meets the conditions set forth in General  Instruction  H(1)(a) and (b) of Form
10-Q and is therefore  filing this Form 10-Q with the reduced  disclosure  format permitted by that General Instruction.

                                        SUN INTERNATIONAL NORTH AMERICA, INC.
                                                      FORM 10-Q
                                                        INDEX

                                                                                       Page Number
                                                                                    ------------------
Part I.     Financial Information

               Item 1.       Financial Statements

                             Consolidated Balance Sheets
                               at June 30, 2001 and
                               December 31, 2000                                            3

                             Consolidated Statements of
                               Operations for the Six Months
                               Ended June 30, 2001 and 2000                                 4

                             Consolidated Statements of
                               Cash Flows for the Six Months
                               Ended June 30, 2001 and 2000                                 5

                             Notes to Consolidated
                               Financial Statements                                         6

               Item 2.       Management's Discussion and
                               Analysis of Financial
                               Condition and Results of
                               Operations                                                   8

Part II.    Other Information

               Item 1.       Legal Proceedings                                             10

               Item 4.       Submission of Matters to a Vote of
                               Security Holders                                            11

               Item 5.       Other Information                                             11

               Item 6.       Exhibits and Reports on Form 8-K                              12

PART I. - FINANCIAL INFORMATION
-------------------------------

Item 1.      Financial Statements
---------------------------------

                                       SUN INTERNATIONAL NORTH AMERICA, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                    (In thousands of dollars, except par value)
                                                    (Unaudited)

                                                                       June 30,           December 31,
                                                                         2001                  2000
                                                                   ----------------      ----------------
ASSETS
Current assets:
    Cash (including cash equivalents)                               $        8,619        $        1,276
    Receivables, net                                                         1,694                 1,434
    Inventories                                                                107                    71
    Prepaid expenses                                                         1,057                   872
    Due from affiliates, net                                                33,053                 7,506
    Net assets held for sale                                                     -               138,350
                                                                   ----------------      ----------------
        Total current assets                                                44,530               149,509
Property and equipment, net                                                 69,620                70,536
Note receivable                                                             17,500                     -
Deferred charges and other assets, net                                       6,067                 6,076
                                                                   ----------------      ----------------
        Total assets                                                $      137,717        $      226,121
                                                                   ================      ================

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
    Current maturities of long-term debt                            $           67        $           58
    Accounts payable and accrued liabilities                                27,785                28,214
    Due to affiliates                                                            -                 5,771
                                                                   ----------------      ----------------
        Total current liabilities                                           27,852                34,043
Long-term debt, net of current maturities                                  199,431               278,420
                                                                                         ----------------
                                                                   ----------------
        Total liabilities                                                  227,283               312,463
                                                                   ----------------      ----------------

Shareholder's equity:
    Common stock - $.01 par value                                                -                     -
    Capital in excess of par                                               192,635               192,635
    Accumulated deficit                                                   (282,201)             (278,977)
                                                                   ----------------      ----------------
        Total shareholder's deficit                                        (89,566)              (86,342)
                                                                   ----------------      ----------------
            Total liabilities and shareholder's deficit             $      137,717        $      226,121
                                                                   ================      ================

See Notes to Consolidated Financial Statements.

                                       SUN INTERNATIONAL NORTH AMERICA, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (In thousands of dollars)
                                                    (Unaudited)

                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                            ----------------------------------    ------------------------------------
                                                  2001              2000              2001               2000
                                            ---------------   ---------------    ---------------   ---------------
    Revenues:
        Casino and resort revenues           $           -     $      74,757     $            -    $      136,720
          Less promotional allowances                    -            (6,700)                 -           (12,209)
                                            ---------------   ---------------    ---------------   ---------------
        Net casino and resort revenues                   -            68,057                  -           124,511
        Tour operations                              7,806             5,902             15,416            12,138
        Management fees and other income             5,855             4,701             12,197             9,892
                                            ---------------   ---------------    ---------------   ---------------
                                                    13,661            78,660             27,613           146,541
                                            ---------------   ---------------    ---------------   ---------------
    Expenses:
        Casino and resort expenses                       -            52,422                  -           100,137
        Tour operations                              6,518             5,116             13,007            10,788
        Selling, general and administrative          3,824            12,550              7,493            24,154
        Depreciation and amortization                  845             4,669              1,940             9,490
        Purchase termination costs                       -            11,202                  -            11,202
                                            ---------------   ---------------    ---------------   ---------------
                                                    11,187            85,959             22,440           155,771
                                            ---------------   ---------------    ---------------   ---------------

    Operating income (loss)                          2,474            (7,299)             5,173            (9,230)

    Other income (expense):
        Interest income                              1,009               600              3,179             1,021
        Interest expense, net                       (5,304)           (6,102)           (11,320)          (12,184)
                                            ---------------   ---------------    ---------------   ---------------
    Loss before income taxes                        (1,821)          (12,801)            (2,968)          (20,393)
    Income tax expense                                (137)              (75)              (256)             (429)
                                            ---------------   ---------------    ---------------   ---------------
    Net loss                                 $      (1,958)    $     (12,876)    $       (3,224)   $      (20,822)
                                            ===============   ===============    ===============   ===============

    See Notes to Consolidated Financial Statements.

                                       SUN INTERNATIONAL NORTH AMERICA, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands of dollars)
                                                    (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                          -------------------------------
                                                                               2001              2000
                                                                          -------------     -------------

Cash flows from operating activities:
    Reconciliation of net loss to net cash
      used in operating activities:
        Net loss                                                          $     (3,224)     $    (20,822)
        Depreciation and amortization                                            1,940             9,490
        Amortization of debt issue costs                                           324               295
        Provision for doubtful receivables                                          42               451
        Provision for discount on CRDA obligation, net                               -               461
        Net change in working capital accounts:
            Receivables                                                           (302)           (2,959)
            Inventories and prepaid expenses                                      (221)           (1,376)
            Due from affiliates                                                      -             1,988
            Accounts payable and accrued liabilities                                92            (3,187)
        Net change in deferred charges                                            (506)            9,679
                                                                          -------------     -------------
              Net cash used in operating activities                             (1,855)           (5,980)
                                                                          -------------     -------------

Cash flows from investing activities:
    Payments for capital project expenditures                                     (995)           (8,544)
    Proceeds received from the sale of  Resorts
        Atlantic City, net                                                     120,850                 -
    Proceeds from the sale of fixed assets                                           -               146
    Proceeds from the sale of lands                                                  -              (361)
    CRDA deposits and bond purchases                                                 -            (1,024)
                                                                          -------------     -------------
        Net cash provided by (used in) investing activities                    119,855            (9,783)
                                                                          -------------     -------------

Cash flows from financing activities:
    Repayments from (advances to) affiliates                                   (31,626)           14,877
    Repayment of debt                                                          (79,031)           (1,092)
                                                                          -------------     -------------
        Net cash provided by (used in) financing activities                   (110,657)           13,785
                                                                          -------------     -------------

Net increase (decrease) in cash and cash equivalents                             7,343            (1,978)
Cash and cash equivalents at beginning of period                                 1,276            22,669
                                                                          -------------     -------------
Cash and cash equivalents at end of period                                $      8,619      $     20,691
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

         While the  accompanying  interim  financial  information is unaudited,  management of the Company believes that all  adjustments  necessary  for a fair  presentation  of these  interim  results  have been made and all such adjustments  are of a normal  recurring  nature.  The  seasonality  of the business is  described  in  Management's
Discussion  and Analysis of Financial  Condition and Results of  Operations  in SINA's 2000 Form 10-K.  The results of operations for the three-month  and six-month  periods  presented are not necessarily  indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

         The notes  presented  herein are  intended to provide  supplemental  disclosure  of items of  significance occurring  subsequent  to  December  31,  2000 and  should be read in  conjunction  with the Notes to  Consolidated
Financial Statements contained in SINA's 2000 Form 10-K.

B.       Sale of Resorts Atlantic City
         -----------------------------

         On April 25,  2001,  the Company  completed  the sale of the Resorts  Casino Hotel in Atlantic  City,  New
Jersey  ("Resorts  Atlantic  City") to an  affiliate  of Colony  Capital  LLC  ("Colony")  for a purchase  price of approximately  $144  million,  including  accrued  interest  (the  "Resorts  Atlantic  City Sale").  To  facilitate
Colony's  financing,  the Company entered into an unsecured note receivable with Colony for $17.5 million,  bearing interest at a rate of 12.5% per annum,  toward the purchase  price of Resorts  Atlantic  City.  Interest is payable semi-annually,  one-half in cash and  one-half in  additional  notes,  the  principal  balance and all  outstanding interest of the note and the  additional  notes to be paid in April  2008.  The  balance of the  purchase  price of approximately  $127  million  was paid in cash.  The cash  proceeds  were  used to pay in full the $79  million  of borrowings  outstanding  by the Company  under a bank  credit  facility,  and $48  million was  advanced to SIHL to permanently reduce its borrowings under that bank credit facility.

         The Company entered into the definitive  agreement to sell Resorts  Atlantic City in the fourth quarter of
2000,  and as of December 31, 2000,  the Company  accounted for Resorts  Atlantic  City as an  investment  held for sale.  The  carrying  value of the net assets to be  disposed of were  reclassified  to net assets held for sale on
SINA's  consolidated  balance  sheets and,  in the fourth  quarter of 2000,  the Company  recorded a loss of $229.2 million  resulting from the write-down of net assets held for sale to their realizable  value.  Therefore,  the net proceeds  received at closing  equaled the carrying value of the net assets  disposed of, and  accordingly,  except for interest  income earned during 2001 on the proceeds,  there was no further gain or loss recorded as a result of the  closing.  As of  January 1, 2001,  the  operations  of Resorts  Atlantic  City are no longer  included  in the consolidated financial statements of SINA.

         Pursuant to terms of the Resorts  Atlantic  City Sale,  the Company  granted  Colony a two-year  option to acquire certain  undeveloped  real estate owned by the Company,  adjacent to Resorts  Atlantic City, for a purchase price of $40 million which option can be extended for an  additional  two years under  certain  circumstances.  The net carrying  value of the land included in the Atlantic  City Option is included in property,  plant and equipment in the accompanying consolidated balance sheets.

C.       Trading Cove New York
         ---------------------

         Trading Cove New York, LLC ("TCNY"),  a Delaware limited liability  company,  is 50% owned by Sun Cove New
York,  Inc.,  a Delaware  corporation  and  wholly-owned  subsidiary  of SINA.  In March 2001,  TCNY entered into a
Development  Services  Agreement  (the  "Development   Agreement")  with  the  Stockbridge-Munsee   Tribe  for  the
development  of a casino project in the Catskill  region of the state of New York (the "NY  Project").  Pursuant to the Development  Agreement,  TCNY will provide  preliminary  funding,  certain financing and development  services.
TCNY has secured  land and/or  options on  approximately  340 acres of property in the town of Thompson  for the NY
Project.  The  Stockbridge-Munsee  Tribe does not currently have  reservation land in the State of New York, but is federally  recognized  and operates a casino on its  reservation  in Wisconsin.  The NY Project is contingent  upon numerous federal,  state and local approvals to be obtained by the  Stockbridge-Munsee  Tribe,  which approvals are beyond the control of TCNY.  The Company can make no  representation  as to whether any of the  required  approvals will be obtained by the Stockbridge-Munsee Tribe.

D.       Reverse Repurchase Agreements
         -----------------------------

         Cash  equivalents  at June 30,  2001  included  $8.4  million of reverse  repurchase  agreements  (federal government  securities  purchased  under  agreements  to resell those  securities)  under which the Company had not taken delivery of the underlying securities.  These agreements matured on July 2, 2001.

E.       Statements of Cash Flows
         ------------------------

         Supplemental  disclosures  required by Statement of Financial  Accounting  Standards  No. 95 "Statement of
Cash Flows" are presented below.

                                                                  Six Months Ended June 30,
                                                                -------------------------------
         (In thousands of dollars)                                  2001                 2000
         --------------------------------------------------------------------------------------

         Interest paid, net of capitalization                     $11,009              $12,386

         Income taxes paid                                          1,456                  882

         Non-cash investing and financing activities:

           Property and equipment acquired under
             capital lease obligations                                 16                1,417

           Increase in liabilities for additions to
             other assets                                               -                  131

         --------------------------------------------------------------------------------------

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

Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

RESULTS OF OPERATIONS - Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------------------------------

Casino and Resort Revenues and Expenses
---------------------------------------

         Casino and resort  revenues and expenses for the six months ended June 30, 2000 reflect the  operations of
Resorts Atlantic City. As described in Note B of Notes to Consolidated  Financial  Statements  herein,  the Company completed  the sale of Resorts  Atlantic  City on April 25, 2001.  As of December 31, 2000,  the Company  accounted for Resorts  Atlantic  City as an  investment  held for sale,  and the loss  resulting  from this  transaction  was recorded  during the fourth  quarter of 2000.  Accordingly,  as of  January  1,  2001,  the  operations  of Resorts
Atlantic City are no longer included in the consolidated financial statements of SINA.

Tour Operations
---------------

         Revenues  and  expenses of the  Company's  tour  operator  subsidiary  increased  by $3.3 million and $2.2 million,  respectively,  for the six months ended June 30, 2001 as compared to the same period of 2000.  This was a result of increased  occupancy at resort properties in The Bahamas operated by an  unconsolidated  affiliate of the
Company.

Management Fees and Other Income
--------------------------------

         Management  fees and other  income in the six months  ended June 30, 2001  increased  by $2.3 million over the previous  year.  The Company has a fifty percent  interest in Trading Cove  Associates  ("TCA"),  a Connecticut
general  partnership.  TCA receives  payments  pursuant to a  relinquishment  agreement  related to the Mohegan Sun
Casino in  Uncasville,  Connecticut.  The Company  recorded  payments due from TCA of $2.7 million during the first six months of 2001,  as compared to $1.5  million for the same period of 2000.  In  addition,  the first six months of 2001  included  $9.2  million of fees for  services  provided to certain  unconsolidated  affiliated  companies, compared to $8.4 million in the previous year.

         Pursuant  to the Resorts  Atlantic  City Sale,  the Company  entered  into a lease  agreement  with Colony whereby  Colony  leases  certain  parcels of land  adjacent to Resorts  Atlantic  City from SINA for  $100,000  per month.  Management fees and other income in 2001 included $0.3 million of revenues related to this lease.

Selling, General and Administrative
-----------------------------------

         Selling,  general  and  administrative  costs for the six months  ended June 30, 2001  decreased  by $16.7 million as compared  to the  previous  year.  This was  primarily  due to the Resorts  Atlantic  City Sale.  In the prior year,  selling,  general and  administrative  costs  included  $15.2  million at Resorts  Atlantic  City.  In addition,  corporate  costs  decreased by $1.1 million in the first six months of 2001  compared to the same period last year,  primarily due to lower  payroll and related  costs.  Real estate  related costs were also lower in 2001 by $0.4  million as the first six months of 2000  included  the  write-off  of an option to purchase  certain  real estate in Atlantic City which the Company did not exercise.

Depreciation and Amortization Expense
-------------------------------------

         Depreciation  and  amortization  expense  decreased  by $7.6  million  in the first six  months of 2001 as compared to the prior  year.  In 2000,  depreciation  and  amortization  expense at Resorts  Atlantic  City for the first six months was $8.5 million.

Other Income (Expense)
----------------------

         In the first six months of 2001,  interest  income  increased by $2.2 million over the previous  year.  In
2001,  interest  income  included $2.7 million  accrued on the proceeds of the Resorts  Atlantic City Sale and $0.4 million of interest on the $17.5 million note due from Colony on April 25, 2001.  These  increases  were  partially offset by a decrease of $0.9 million, as the prior year included interest earned at Resorts Atlantic City.

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

PART II. - OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings
--------------------------

         The following is an update of the status of certain  litigation  which was  previously  described in "Item
3. Legal Proceedings" of the SINA 2000 Form 10-K.

US District Court Action SINA vs. Lowenschuss
---------------------------------------------

         On March  30,  2001,  Lowenschuss  appealed  the New  Jersey  Bankruptcy  Court's  decision  in  Adversary
Proceeding  No.  96-2350.  In addition,  on April 18,  2001,  a Motion to  Intervene  was filed with the New Jersey
Bankruptcy  Court by the Nevada Chapter 11 Trustee of the Fred Lowenschuss  Bankruptcy  Estate and Custodian of the
Fred  Lowenschuss  Associates  Pension Plan asserting rights to the assets that are the subject of that proceeding.
The appeal and motion are pending.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         On July 10, 2001,  SINA, along with SIHL (together the  "Companies"),  announced that they were soliciting consents from the holders of their 8.625%  Senior  Subordinated  Notes due 2007 (the "8.625  Notes") and their 9.0%
Subordinated  Notes due 2007 (the "9% Notes").  The Companies sought proposed  amendments of certain  provisions of the indentures pursuant to which the 8.625% Notes and the 9.0% Notes were issued.

         The  proposed  amendments  effectively  eliminate  (as of  December  31,  2000,  the date the  charge  was recorded) the impact of the $229.2 million  charge  recorded by SINA in connection  with the Resorts  Atlantic City
Sale,  for purposes of  determining  the ability of SIHL and its  affiliates to make certain  investments,  such as certain minority investments in joint ventures.  The consent solicitation,  as amended and extended,  was finalized on July 23, 2001.

         On July 24, 2001, the Companies  announced that they had received the requisite  consents from the holders of their 8.625% Notes and their 9% Notes.  Consents  were  received from 99% of the holders of the 8.625% Notes and from 98.9% of the holders of the 9% Notes.  Accordingly,  the Companies and the trustee under the  indentures  have executed  and  delivered  supplemental  indentures  containing  the  amendments  described  in the amended  consent solicitation.

Item 5.  Other Information
--------------------------

         On August 1, 2001, the Companies  announced that they have privately  offered  approximately  $200 million of senior  subordinated  notes due 2011 to  "qualified  institutional  buyers"  as  defined  in Rule 144A under the
Securities  Act of 1933,  as amended (the  "Securities  Act"),  and pursuant to offers and sales that occur outside the United  States in  accordance  with  Regulation S under the  Securities  Act. On August 9, 2001,  the Companies
announced  that they have  priced  these notes at 8.875%.  The  closing of the  offering is expected to occur on or about  August 14,  2001,  and is subject to  customary  closing  conditions.  The  Companies  expect to use the net proceeds  of the  offering  to repay  amounts  outstanding  under a revolving  credit  facility  by a  wholly-owned subsidiary of SIHL.

         The  senior  subordinated  notes  have  not been  registered  under  the  Securities  Act or  under  state securities  laws and, unless so registered,  may not be offered or sold except pursuant to an applicable  exemption from the registration requirements of the Securities Act and applicable state securities laws.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.       Exhibits

         The following Part I exhibits are filed herewith:

         Exhibit
         Number                               Exhibit
         -------      ----------------------------------------------------------------------------

         (4)(a)       Supplemental Indenture dated as of July 23, 2001 to the 9% Senior
                      Subordinated Notes due 2007 (incorporated by reference to Exhibit 99(a)
                      to SINA's Form 8-K Current Report dated August 1, 2001, file No. 1-4748).

         (4)(b)       Supplemental Indenture dated as of July 23, 2001 to the 8.625%
                      Senior Subordinated Notes due 2007 (incorporated by reference to
                      Exhibit 99(b) to SINA's Form 8-K Current Report dated August 1, 2001, file No. 1-4748).

         (10)         Promissory Note for $17,500,000 between SINA and Colony
                      dated as of April 25, 2001 (incorporated by reference to
                      Exhibit 2 of SIHL's Form 6-K dated May 3, 2001, file No. 1-04226).

b.       Reports on Form 8-K

         The  following  Current  Reports on Form 8-K were filed by SINA  during the second  quarter of 2001 on the dates indicated:

         (a)      July 10, 2001 - to report that SINA and SIHL were  soliciting  consents from the holders of their
                  8.625%  Senior   Subordinated   Notes  due  2007  (the  "8.625  Notes")  and  their  9.0%  Senior
                  Subordinated  Notes due 2007 (the "9% Notes") to proposed  amendments  of certain  provisions  of the indentures pursuant to which the notes were issued.

         (b)      July 19, 2001 - to report that SINA and SIHL had extended the deadline of their  solicitation  of consents  from the  holders of their  8.625%  Notes and their 9% Notes  until 5:00 p.m.  July 19,
                  2001;

         (c)      July 20, 2001 - to report that SINA and SIHL had extended the deadline of their  solicitation  of consents  from the  holders of their  8.625%  Notes and their 9% Notes  until 5:00 p.m.  July 23,
                  2001;

         (d)      July 24, 2001 - to report that SINA and SIHL had  received  the  requisite  consents  pursuant to the solicitation of consents from the holders of their 8.625% and 9% Notes.

         (e)      August 1, 2001 - to file with the SEC the  Supplemental  Indenture  dated  July 23,  2001 for the
                  8.625% Notes and the Supplemental Indenture dated July 23, 2001 for the 9.0% Notes.

         (f)      August 1, 2001 - to report that SINA and SIHL are privately  offering  approximately $200 million of senior subordinated notes due 2011.

         (g)      August 9, 2001 - to report that SINA and SIHL priced $200 million in aggregate  principal  amount of 8 7/8% senior subordinated unsecured notes due 2011.

                                                         SIGNATURES

         Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SUN INTERNATIONAL NORTH AMERICA, INC.
                                               -------------------------------------
                                                         (Registrant)

                                               /s/ John R. Allison
                                               -------------------
                                               John R. Allison
                                               Executive Vice President - Finance
                                                (Authorized Officer of Registrant
                                                and Chief Financial Officer)

Date: August 13, 2001

                                            SUN INTERNATIONAL NORTH AMERICA, INC.

                                             Form 10-Q for the quarterly period
                                                     ended June 30, 2001

                                                        EXHIBIT INDEX
                                                        -------------

    Exhibit
    Number                                  Exhibit                             Page Number in  Form 10-Q
----------------    --------------------------------------------------------    ------------------------------------

    (4)(a)          Supplemental  Indenture  dated as of July  23,  2001 to     Incorporated    by   reference   to
                    the 9% Senior Surbordinated Notes due 2007.                 Exhibit  99(a) to  SINA's  Form 8-K
                                                                                Current   Report  dated  August  1,
                                                                                2001, file No. 1-4748.

    (4)(b)          Supplemental  Indenture  dated as of July  23,  2001 to     Incorporated    by   reference   to
                    the 8.625% Senior Subordinated Notes due 2007.              Exhibit  99(b) to  SINA's  Form 8-K
                                                                                Current   Report  dated  August  1,
                                                                                2001, file No. 1-4748,

     (10)           Promissory  Note  for  $17,500,000   between  SINA  and     Incorporated    by   reference   to
                    Colony dated as of April 25, 2001.                          Exhibit 2 of SIHL's  Form 6-K dated
                                                                                May 3, 2001, file No. 1-04226.