Form 10-Q
period 2001-09-30
SUN INTERNATIONAL NORTH AMERICA INC
filed 2001-11-14
CIK 83394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
OR
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
Yes [X] No [ ]
Number of shares outstanding of registrant’s common stock as of September 30, 2001: 100, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

Total number of pages 16
Exhibit index is on page 16

SUN INTERNATIONAL NORTH AMERICA, INC.
FORM 10-Q
INDEX

                                                                         Page Number
                                                                         ---------------
Part I.     Financial Information

             Item 1.    Financial Statements

                        Consolidated Balance Sheets
                          at September 30, 2001 and
                          December 31, 2000                                    3

                        Consolidated Statements of
                          Operations for the Three Months
                          and Nine Months Ended September                      4
                          30, 2001 and 2000

                        Consolidated Statements of
                          Cash Flows for the Nine Months
                          Ended September 30, 2001 and 2000                    5

                        Notes to Consolidated Financial
                          Statements                                           6

             Item 2.    Management's Discussion and
                          Analysis of Financial Condition and
                          Results of Operations
                                                                               10

Part II.    Other Information

             Item 1.    Legal Proceedings                                      12

             Item 4.    Submission of Matters to a Vote of
                          Security Holders                                     12

             Item 6.    Exhibits and Reports on Form 8-K                       13

PART I. - FINANCIAL INFORMATION

Item 1.    Financial Statements

                            SUN INTERNATIONAL NORTH AMERICA, INC.
                                 CONSOLIDATED BALANCE SHEETS
                         (In thousands of dollars, except par value)
                                         (Unaudited)

                                                       September 30,   December 31,
                                                           2001            2000
                                                       --------------  -------------
ASSETS
Current assets:
    Cash (including cash equivalents)                   $      2,130    $     1,276
    Receivables, net                                           2,385          1,434
    Inventories                                                  104             71
    Prepaid expenses                                             708            872
    Due from affiliates, net                                  29,015          7,506
    Net assets held for sale                                       -        138,350
                                                       --------------  -------------
        Total current assets                                  34,342        149,509
Property and equipment, net                                   67,043         70,536
Note receivable                                               17,500              -
Deferred charges and other assets, net                         7,076          6,076
                                                       --------------  -------------
        Total assets                                    $    125,961    $   226,121
                                                       ==============  =============

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
    Current maturities of long-term debt                $         69    $        58
    Accounts payable and accrued liabilities                  19,280         28,214
    Due to affiliates                                              -          5,771
                                                       --------------  -------------
        Total current liabilities                             19,349         34,043
Long-term debt, net of current maturities                    199,435        278,420
                                                       --------------  -------------
        Total liabilities                                    218,784        312,463
                                                       --------------  -------------

Shareholder's deficit:
    Common stock - $.01 par value                                  -              -
    Capital in excess of par                                 192,635        192,635
    Accumulated deficit                                     (285,458)      (278,977)
                                                       --------------  -------------
        Total shareholder's deficit                          (92,823)       (86,342)
                                                       --------------  -------------
          Total liabilities and shareholder's deficit   $    125,961    $   226,121
                                                       ==============  =============

See Notes to Consolidated Financial Statements.

                            SUN INTERNATIONAL NORTH AMERICA, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In thousands of dollars)
                                         (Unaudited)

                                            Three Months Ended                 Nine Months Ended
                                               September 30,                     September 30,
                                       ------------------------------    ------------------------------
                                            2001             2000             2001             2000
                                       -------------     ------------    -------------     ------------
Revenues:
    Casino and resort revenues          $         -      $    82,377     $          -      $   219,097
        Less promotional allowances               -           (7,135)               -          (19,344)
                                       -------------     ------------    -------------     ------------
    Net casino and resort revenues                -           75,242                -          199,753
    Tour operations                           6,093            6,506           21,509           18,644
    Management fees and other income          6,583            4,151           18,780           14,043
                                       -------------     ------------    -------------     ------------
                                             12,676           85,899           40,289          232,440
                                       -------------     ------------    -------------     ------------
Expenses:
    Casino and resort expenses                    -           54,857                -          154,994
    Tour operations                           5,374            5,487           18,381           16,275
    Selling, general and administrative       3,953           13,556           11,446           37,724
    Depreciation and amortization             1,555            4,345            3,495           13,835
    Restructuring costs                         300                -              300                -
    Purchase termination costs                    -                -                -           11,202
                                       -------------     ------------    -------------     ------------
                                             11,182           78,245           33,622          234,030
                                       -------------     ------------    -------------     ------------

Operating income (loss)                       1,494            7,654            6,667           (1,590)

Other income (expense):
    Interest income                             597              389            3,776            1,410
    Interest expense, net                    (4,744)          (6,217)         (16,064)         (18,401)
    Other, net                                 (420)            (704)            (420)            (690)
                                       -------------     ------------    -------------     ------------
Income (loss) before income taxes            (3,073)           1,122           (6,041)         (19,271)
Income tax expense                             (184)          (2,457)            (440)          (2,886)
                                       -------------     ------------    -------------     ------------
Net loss                                $    (3,257)     $    (1,335)    $     (6,481)     $   (22,157)
                                       =============     ============    =============     ============

See Notes to Consolidated Financial Statements.

                            SUN INTERNATIONAL NORTH AMERICA, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands of dollars)
                                         (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                             --------------------------
                                                                2001           2000
                                                             -----------   ------------

Cash flows from operating activities:
    Reconciliation of net loss to net cash
      used in operating activities:
        Net loss                                             $   (6,481)   $   (22,157)
        Depreciation and amortization                             3,495         13,835
        Amortization of debt issue costs                            567            448
        Provision for doubtful receivables                           63          1,078
        Provision for discount on CRDA obligation, net                -            740
        Loss on disposal of fixed assets                            420            690
        Net change in working capital accounts:
            Receivables                                          (1,014)        (3,567)
            Inventories and prepaid expenses                        131           (334)
            Due from affiliates                                   2,466          2,544
            Accounts payable and accrued liabilities             (8,833)        (4,923)
        Net change in deferred charges                             (857)         9,488
                                                             -----------   ------------
            Net cash used in operating activities               (10,043)        (2,158)
                                                             -----------   ------------

Cash flows from investing activities:
    Payments for capital expenditures                            (1,143)       (14,818)
    Proceeds received from the sale of  Resorts
        Atlantic City, net                                      120,850              -
    Proceeds from the sale of fixed assets                            -            391
    Refund of deposit  for terminated Desert Inn acquistion           -          7,750
    CRDA deposits and bond purchases and other                        -         (2,162)
                                                             -----------   ------------
        Net cash provided by (used in) investing activities     119,707         (8,839)
                                                             -----------   ------------

Cash flows from financing activities:
    Borrowings                                                        -          6,000
    Repayments from (advances to) affiliates                    (28,764)         7,474
    Repayment of debt                                           (79,046)        (1,545)
    Debt modification costs                                      (1,000)             -
                                                              ----------     ----------
        Net cash provided by (used in) financing activities    (108,810)        11,929
                                                              ----------     ----------

Net increase in cash and cash equivalents                           854            932
Cash and cash equivalents at beginning of period                  1,276         22,669
                                                             -----------   ------------
Cash and cash equivalents at end of period                   $    2,130    $    23,601
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

B.      Sale of Resorts Atlantic City
        -----------------------------

        On April 25,  2001,  the Company  completed  the sale of the Resorts  Casino  Hotel in
Atlantic  City,  New Jersey  ("Resorts  Atlantic  City") to an affiliate of Colony Capital LLC
("Colony") for a purchase price of  approximately  $144 million,  including  accrued  interest
(the "Resorts  Atlantic City Sale").  To facilitate  Colony's  financing,  the Company entered into an unsecured note  receivable with Colony for $17.5 million,  bearing  interest at a rate of 12.5% per annum,  toward the purchase price of Resorts  Atlantic City.  Interest is payable semi-annually,  with the option to pay  one-half  of the  interest  through  the  issuance  of additional  notes,  the  principal  balance and all  outstanding  interest of the note and the
additional   notes  to  be  paid  in  April  2008.  The  balance  of  the  purchase  price  of approximately  $127 million was paid in cash.  The cash  proceeds were used to pay in full the borrowings  outstanding  by the Company under a bank credit  facility (the  "Revolving  Credit
Facility").  Resorts  Atlantic City,  along with SIHL and Sun  International  Bahamas  Limited
("SIB"),  a  wholly-owned  subsidiary  of SIHL  outside  of SINA's  consolidated  group,  were co-borrowers  under the Revolving  Credit  Facility.  At the time of the Resorts Atlantic City
Sale, the amount of borrowings  outstanding  by Resorts  Atlantic City under this facility was
$79 million.  This amount was paid in full,  and the  remaining  $48 million of cash  proceeds from the Resorts Atlantic City Sale was used to permanently  reduce borrowings  outstanding by
SIB under the Revolving Credit Facility.

        The Company  entered into the  definitive  agreement to sell Resorts  Atlantic City in the fourth  quarter of 2000,  and as of December 31, 2000,  the Company  accounted for Resorts
Atlantic  City as an  investment  held for sale.  The  carrying  value of the net assets to be disposed  of was  reclassified  to net  assets  held for sale on SINA's  consolidated  balance sheets  and, in the fourth  quarter of 2000,  the  Company  recorded a loss of $229.2  million resulting  from  the  write-down  of net  assets  held for  sale to  their  realizable  value.
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

        Pursuant to the terms of the Resorts  Atlantic City Sale, the Company granted Colony a two-year option to acquire certain  undeveloped real estate owned by the Company,  adjacent to
Resorts  Atlantic City, for a purchase price of $40 million,  which option can be extended for an  additional  two years under  certain  circumstances.  The net  carrying  value of the land included in the  Atlantic  City Option is included in  property,  plant and  equipment  in the accompanying consolidated balance sheets.

        On October 15, 2001,  interest due from Colony on the $17.5  million note  amounted to
$1,036,814.  Colony  elected to pay one half of the interest  and cash,  while paying one half through the issuance of an  additional  note.  Accordingly,  the Company  issued an additional note to Colony in the amount of $518,408,  and as a result,  effective  October 15, 2001,  the total principal amount due from Colony is approximately $18.0 million.

C.      Refinancing of SIHL
        -------------------

        8.875% Notes

        On August 14,  2001,  SIHL and SINA (the  "Issuers")  issued  $200  million  principal amount  of  8.875%  Senior  Subordinated  Notes due 2011  (the  "8.875%  Notes")  in a private placement which,  after costs,  resulted in net proceeds to the Issuers of approximately  $194 million.  The 8.875% Notes, which are unsecured  obligations,  are unconditionally  guaranteed by  substantially  all of the  wholly-owned  subsidiaries  of the Issuers (the  "Guarantors").
Interest  on the  8.875%  Notes  is  payable  on  August  15 and  February  15 in  each  year,
commencing   February  15,  2002.  The  Indenture  for  the  8.875%  Notes  contains   certain
covenants,  including  limitations  on the ability of the Issuers and the Guarantors to, among other things:  (i) incur  additional  indebtedness,  (ii) incur certain liens,  and (iii) make certain  other  restricted  payments.  Because  the  8.875%  Notes  were  issued  in a private placement, they were restricted as to transfer.

        The Issuers filed a Form F-4  Registration  Statement with the Securities and Exchange
Commission  in order to register $200 million of 8.875%  Exchange  Senior  Subordinated  Notes due  2011  (the  "Exchange  Notes"),  and on  October  5,  2001,  the  effective  date of that registration,  commenced  an exchange  offer (the  "Exchange  Offer") in order to exchange the
8.875%  Notes  for the  Exchange  Notes.  The  Exchange  Notes  have  terms  identical  in all material  respects  to the 8.875%  Notes,  and are issued  under and are  entitled to the same benefits  under the Indenture to the 8.875% Notes.  The Exchange  Offer expired on November 8,
2001, by which time all of the 8.875% Notes had been exchanged.

        All of proceeds  received  from the  issuance of the 8.875% Notes were used to further repay amounts  outstanding by SIB under the Revolving Credit Facility.  Therefore,  while SINA is a co-issuer and  co-guarantor  of the 8.875% Notes,  the principal  amount  outstanding  on these notes is included in long-term debt on the balance sheet of SIHL.

        Amended Revolving Credit Facility

        Under the Revolving  Credit  Facility,  the maximum amount of borrowings that could be outstanding  was $373  million.  On November 13, 2001,  SIHL,  SINA and SIB, as  co-borrowers, entered into a Fourth  Amended and Restated  Credit  Facility (the "Amended  Revolving  Credit
Facility")  with a  syndicate  of  banks  (the  "Lenders"),  with  Canadian  Imperial  Bank of
Commerce  ("CIBC")  acting  as  administrative  agent.  Under  the  Amended  Revolving  Credit
Facility,  the maximum  amount of  borrowings  that may be  outstanding  is $200  million.  An additional  $150 million of borrowings may be available under certain  circumstances,  subject to approval by all of the Lenders.

        Loans under the Amended  Revolving  Credit Facility bear interest at (i) the higher of
(a) CIBC's base rate or (b) the  Federal  Funds rate plus 1/2 of one  percent,  in either case plus an  additional  0.25% to 1.75% based on a debt to earnings  ratio  during the period,  as defined  (the  "Leverage  Ratio") or (ii) LIBO rate plus 1.25% to 2.75% based on the  Leverage
Ratio.  After each drawdown on the Amended  Revolving Credit  Facility,  interest is due every three  months  for the  first  six  months  and is due  monthly  thereafter.  Loans  under the
Amended  Revolving  Credit  Facility may be prepaid and  reborrowed at any time and are due in full in Novemer  2006.  Commitment  fees are  calculated at per annum rates ranging from 0.25%
to  0.50%,  based  on the  Leverage  Ratio,  applied  to the  undrawn  amount  of the  Amended
Revolving Credit Facility and are due quarterly.

        The Amended  Revolving Credit Facility  contains  restrictive  covenants that include:
(a)  restrictions  on the  payment of  dividends,  (b) minimum  levels of SIHL's  consolidated earnings before interest  expense,  income taxes,  depreciation and  amortization  ("EBITDA"), and (c) a minimum  relationship  between SIHL's  consolidated  EBITDA and interest expense and debt.

        All amounts  outstanding  under the Amended  Revolving Credit Facility are included in long-term debt of SIB.

D.      Trading Cove New York
        ---------------------

        Trading Cove New York, LLC ("TCNY"),  a Delaware  limited  liability  company,  is 50%
owned by Sun Cove New York,  Inc.,  a Delaware  corporation  and  wholly-owned  subsidiary  of
SINA.  In  March  2001,  TCNY  entered  into  a  Development   Services   Agreement  with  the
Stockbridge-Munsee  Band of Mohican  Indians  (the  "Tribe") for the  development  of a casino project (the  "Project") in the Catskill  region of the State of New York (the "State")  which agreement  was amended and restated in October 2001 (the  "Development  Agreement").  Pursuant
to the Development  Agreement,  TCNY will provide preliminary  funding,  certain financing and development  services.  In October  2001,  the State  enacted  legislation  authorizing  up to three Class III Native  American  casinos in the counties of Sullivan  and Ulster  pursuant to
Tribal State Compacts  entered into by the State and applicable  Native  American tribes under federal law. TCNY has secured land and/or  options on  approximately  333 acres of property in the Town of  Thompson,  County of  Sullivan,  for the  Project.  The Tribe does not  currently have reservation  land in the State, but is federally  recognized and operates a casino on its reservation  in Wisconsin  and has a New York land claim  pending in Federal Court against the
State.  The Project is  contingent  upon  numerous  federal,  State and local  approvals to be obtained by the Tribe,  including the execution of a Compact with the State,  which  approvals are beyond the control of TCNY.  The Company can make no  representation  as to whether any of the required approvals will be obtained by the Tribe.

E.      Reverse Repurchase Agreements
        -----------------------------

        Cash  equivalents  at September 30, 2001  consisted of reverse  repurchase  agreements
(federal  government  securities  purchased under agreements to resell those securities) under which the  Company had not taken  delivery  of the  underlying  securities.  These  agreements matured on October 1, 2001.

F.      Statements of Cash Flows
        ------------------------

        Supplemental  disclosures  required by Statement of Financial Accounting Standards No.
95 "Statement of Cash Flows" are presented below.

                                                                         Nine Months Ended
                                                                           September 30,
                                                                   -----------------------------
        (In thousands of dollars)                                     2001             2000
        ---------------------------------------------------------- ------------ --- ------------

        Interest paid, net of capitalization                           $20,018          $22,930

        Income taxes paid                                                1,571              949

        Non-cash investing and financing activities:

          Property and equipment acquired under
            capital lease obligations                                       16            1,419

          Increase in liabilities for additions to
            other assets                                                     -              210

        ----------------------------------------------- ---------- ------------ --- ------------

G.      Comprehensive Income
        --------------------

        Comprehensive income is equal to net loss for all periods presented.

H.      Commitments and Contingencies:
        -----------------------------

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

Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

RESULTS OF  OPERATIONS - Nine Months Ended  September  30, 2001 Compared to Nine Months Ended
----------------------------------------------------------------------------------------------
September 30, 2000
------------------

Casino and Resort Revenues and Expenses
---------------------------------------

        Casino and resort  revenues and expenses for the nine months ended  September 30, 2000 reflect  the  operations  of  Resorts  Atlantic  City.  As  described  in Note B of  Notes  to
Consolidated  Financial  Statements herein, the Company completed the sale of Resorts Atlantic
City on April 25, 2001. As of December 31, 2000,  the Company  accounted for Resorts  Atlantic
City as an  investment  held for  sale,  and the loss  resulting  from  this  transaction  was recorded  during  the  fourth  quarter  of 2000.  Accordingly,  as of  January  1,  2001,  the
operations  of Resorts  Atlantic  City are no longer  included in the  consolidated  financial statements of SINA.

Tour Operations
---------------

        Revenues and expenses of the  Company's  tour  operator  subsidiary  increased by $2.9 million and $2.1  million,  respectively,  for the nine  months  ended  September  30, 2001 as compared  to the same  period of 2000.  This was a result  of  increased  occupancy,  over the nine-month  period,  at  resort  properties  in  The  Bahamas  operated  by an  unconsolidated affiliate  of the  Company.  This  increase in earnings  was  curtailed  due to a  significant decline in  occupancy at the Bahamian  properties  as a result of the events of September  11,
2001.

Management Fees and Other Income
--------------------------------

        Management  fees and  other  income  for the nine  months  ended  September  30,  2001 increased by $4.7 million over the previous  year.  The Company has a fifty  percent  interest
in  Trading  Cove  Associates  ("TCA"),  a  Connecticut  general  partnership.   TCA  receives
payments  pursuant  to a  relinquishment  agreement  related  to the  Mohegan  Sun  Casino  in
Uncasville,  Connecticut.  The Company  recorded  payments due from TCA of $5.8 million during the first nine months of 2001,  as compared  to $2.2  million for the same period of 2000.  In addition,  the first nine months of 2001 included $12.4 million of fees for services  provided to certain  unconsolidated  affiliated  companies,  compared to $11.8  million in the previous year.

        Pursuant  to the  Resorts  Atlantic  City  Sale,  the  Company  entered  into a  lease agreement  with Colony  whereby  Colony  leases  certain  parcels of land  adjacent to Resorts
Atlantic  City from SINA for  $100,000  per month.  Management  fees and other  income in 2001 included $0.5 million of revenues related to this lease.

Selling, General and Administrative
-----------------------------------

        Selling,  general and  administrative  costs for the nine months ended  September  30,
2001  decreased by $26.3 million as compared to the previous  year.  This was primarily due to the Resorts  Atlantic  City Sale.  In the prior  year,  selling,  general  and  administrative
costs  included  $24.1  million  at  Resorts   Atlantic  City.  In  addition,   corporate  and
administrative  costs  decreased by $1.8 million in the first nine months of 2001  compared to the same period last year,  primarily  due to lower  payroll  and related  costs.  Real estate related  costs  were  also  lower in 2001 by $0.4  million  as the first  nine  months of 2000 included the write-off of an option to purchase  certain real estate in Atlantic  City,  which the Company did not exercise.

Depreciation and Amortization Expense
-------------------------------------

        Depreciation  and  amortization  expense  decreased by $10.3 million in the first nine months  of 2001 as  compared  to the  prior  year.  In  2000,  depreciation  and  amortization expense  at  Resorts  Atlantic  City for the first nine  months  was $12.4  million.  This was offset by an increase in depreciation  expense of $2.1 million  resulting from depreciation of new computer software put into service at the beginning of 2001.

Restructuring Costs
-------------------

        Restructuring  Costs in the first nine months of 2001  related to  severance  payments made to employees who were terminated due to the events of September 11.

Other Income (Expense)
----------------------

        In the first nine months of 2001,  interest income  increased by $2.4 million over the previous year. In 2001,  interest  income included $2.7 million accrued on the proceeds of the
Resorts  Atlantic  City Sale and $0.9  million of interest on the $17.5  million note due from
Colony.  These  increases  were partially  offset by a decrease of $1.2 million,  as the prior year included interest earned at Resorts Atlantic City.

        In the first nine months of 2001,  interest  expense  decreased  by $2.3  million.  As described in Note B, the proceeds  received  from the Resorts  Atlantic City Sale were used to pay off borrowings outstanding under the Revolving Credit Facility.

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

US District Court Action SINA vs. Lowenschuss
---------------------------------------------

        On March 30, 2001,  Lowenschuss appealed the New Jersey Bankruptcy Court's decision in
Adversary  Proceeding No. 96-2350.  In addition,  on April 18, 2001, a Motion to Intervene was filed  with the New  Jersey  Bankruptcy  Court by the  Nevada  Chapter  11 Trustee of the Fred
Lowenschuss  Bankruptcy Estate and Custodian of the Fred Lowenschuss  Associates  Pension Plan
asserting  rights to the assets  that are the  subject  of that  proceeding.  On  October  11,
2001,  the United States  District Court for the District of New Jersey upheld the decision of the New Jersey Bankruptcy Court to dismiss Adversary Proceeding No. 96-2350.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

        On July 10, 2001,  SINA,  along with SIHL (together the  "Companies"),  announced that they were soliciting  consents from the holders of their 8.625% senior  subordinated notes due
2007 (the  "8.625%  Notes") and their 9% senior  subordinated  notes due 2007 (the 9% Notes").
The Companies sought proposed  amendments of certain provisions of the indentures  pursuant to which the 8.625% Notes and the 9% Notes were issued.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.      Exhibits

        The following Part I exhibits are filed herewith:

        Exhibit
        Number                                    Exhibit
        -------   --------------------------------------------------------------------------

        (4)(a)    Second  Supplemental  Indenture  dated as of  September  19,  2001 to the 9%
                  Senior  Subordinated  Notes due 2007  (incorporated  by reference to Exhibit
                  99(b) to SINA's Form 8-K Current Report dated  September 19, 2001,  file No.
                  1-4748).

        (4)(b)    Second Supplemental Indenture dated as of September 19, 2001 to the 8.625%
                  Senior Subordinated Notes due 2007 (incorporated by reference to
                  Exhibit 99(c) to SINA's Form 8-K Current Report dated September 19, 2001, file No. 1-4748).

        (4)(c)    Supplemental Indenture dated as of September 19, 2001 to Indenture dated as of August 14, 2001 to the 8.875% $200,000,000 Senior Subordinated
                  Notes due 2011 (Incorporated by reference to Exhibit 99(a) to SINA's
                  Form 8-K Current Report dated September 19, 2001, file No. 1-4748).

        (10)      Fourth Amended and Restated Revolving Credit Facility dated as of
                  November 13, 2001 among SIHL, SINA and SIB and various financial institutions as Lenders, and CIBC as the administrative agent.

b.      Reports on Form 8-K

        The following  Current Reports on Form 8-K were filed by SINA during the third quarter of 2001 on the dates indicated:

        (a)    July 10, 2001 - to report that SINA and SIHL were soliciting  consents from the holders of the 8.625% Notes and the 9% Notes to proposed  amendments of certain provisions of the indentures pursuant to which the notes were issued.

        (b)    July 19,  2001 - to report  that SINA and SIHL had  extended  the  deadline  of their  solicitation  of  consents  from the holders of their  8.625%  Notes and their 9% Notes until 5:00 p.m. July 19, 2001.

        (c)    July 20,  2001 - to report  that SINA and SIHL had  extended  the  deadline  of their  solicitation  of  consents  from the holders of their  8.625%  Notes and their 9% Notes until 5:00 p.m. July 23, 2001.

        (d)    July 24,  2001 - to  report  that  SINA and SIHL  had  received  the  requisite consents  pursuant to the  solicitation  of consents  from the holders of their
               8.625% and 9% Notes.

        (e)    August 1, 2001 - to file with the SEC the  Supplemental  Indenture  dated  July
               23, 2001 for the 8.625%  Notes and the  Supplemental  Indenture  dated July 23,
               2001 for the 9% Notes.

        (f)    August  1,  2001  - to  report  that  SINA  and  SIHL  are  privately  offering approximately $200 million of senior subordinated notes due 2011.

        (g)    August 9, 2001 - to report that SINA and SIHL priced $200  million in aggregate principal amount of 8.875% senior subordinated unsecured notes due 2011.

        (h)    August  23,  2001 - to  file  with  the SEC the  Form  of  Registration  Rights
               Agreement  dated as of August 14, 2001 and the Form of  Indenture  dated August
               14, 2001 for the 8.875% Notes.

        (i)    September  19,  2001 - to file with the SEC the Second  Supplemental  Indenture dated as of September  19, 2001 for the 8.625% Notes,  the Second  Supplemental
               Indenture  dated  September  19,  2001  for the 9% Notes  and the  Supplemental
               Indenture dated as of September 19, 2001 for the 8.875% Notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN INTERNATIONAL NORTH AMERICA, INC.
(Registrant)
/s/ John R. Allison
John R. Allison
Executive Vice President - Finance
(Authorized Officer of Registrant
and Chief Financial Officer)

Date: November 13, 2001

                                 SUN INTERNATIONAL NORTH AMERICA, INC.

                                  Form 10-Q for the quarterly period
                                          ended June 30, 2001

                                             EXHIBIT INDEX
                                             -------------

  Exhibit
   Number                          Exhibit                        Page Number in  Form 10-Q
-------------    ---------------------------------------------    ------------------------------

   (4)(a)        Second  Supplemental  Indenture  dated as of     Incorporated  by reference to
                 September   19,   2001  to  the  9%   Senior     Exhibit  99(b) to SINA's Form
                 Subordinated Notes due 2007.                     8-K  Current   Report   dated
                                                                  September 19, 2001,  file No.
                                                                  1-4748.

   (4)(b)        Second  Supplemental  Indenture  dated as of     Incorporated  by reference to
                 September  19,  2001  to the  8.625%  Senior     Exhibit  99(c) to SINA's Form
                 Subordinated Notes due 2007.                     8-K  Current   Report   dated
                                                                  September 19, 2001,  file No.
                                                                  1-4748.

   (4)(c)        Supplemental    Indenture    dated   as   of     Incorporated  by reference to
                 September 19, 2001 to Indenture  dated as of     Exhibit  99(a) to SINA's Form
                 August 14,  2001 to the 8.875%  $200,000,000     8-K  Current   Report   dated
                 Senior Subordinated Notes due 2011.              September 19, 2001,  file No.
                                                                  1-4748.

    (10)         Fourth   Amended  and   Restated   Revolving     See Exhibit 10.
                 Credit  Facility  dated as of  November  13,
                 2001 among  SIHL,  SINA and SIB and  various
                 financial  institutions as Lenders, and CIBC
                 as the administrative agent..