Form 10-K
period 2001-12-31
SUN INTERNATIONAL NORTH AMERICA INC
filed 2002-04-01
CIK 83394

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2001

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

954-713-2500
(Registrant´s telephone number, including area code)

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant´s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

As of February 28, 2002, there were 100 shares of the registrant´s common stock outstanding, all of which were owned by one shareholder. Accordingly there is no current market for any such shares.

The registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by that General Instruction.

                                                      PART I

ITEM 1.  BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS
-----------------------------------

Sun  International  North  America,  Inc.  ("SINA") was  incorporated  in Delaware in 1958. As a result of a merger transaction,  SINA has been a wholly-owned  subsidiary of Sun International Hotels Limited, a corporation organized and existing under the laws of the  Commonwealth of The Bahamas,  ("SIHL") since December 1996.  SIHL,  through its subsidiaries,  develops and operates premier casinos,  resorts and luxury hotels.  In the United States,  SIHL owns and  operates its  properties  and  investments  through SINA and its  subsidiaries.  In this Form 10-K,  the words
"Company", "we", "our" and "us" refer to SINA, together with its subsidiaries as the context requires.

We earn income based on the gross revenues of a casino  operated by an unaffiliated  entity in  Connecticut,  which is further  described  below under "ITEM 1.  BUSINESS (C)  NARRATIVE  DESCRIPTION  OF BUSINESS -  Connecticut".  In
addition,  we provide  management  services to certain of our affiliated  companies and we own a tour operator that wholesales  tour  packages  and  provides  reservation  services.  Prior to April 25,  2001,  we owned a resort and casino property in Atlantic City New Jersey ("Resorts Atlantic City"), which we sold to an unaffiliated entity.

Forward Looking Statements
--------------------------

Certain information included in this Form 10-K filing contains  forward-looking  statements,  within the meaning of
Section 27A of the Securities Act of 1933, as amended,  and Section 21E of the Securities  Exchange Act of 1934, as
amended. These forward-looking statements are based on current expectations,  estimates, projections,  management's beliefs  and  assumptions  made  by  management.  Words  such  as  "expects",  "anticipates",  "intends",  "plans",
"believes",  "estimates"  and  variations  of such words and similar  expressions  are  intended  to identify  such forward-looking  statements.  Such statements may include  information  relating to plans for future  expansion and other  business  development  activities as well as other capital  spending,  financing  sources and the effects of regulation  (including  gaming and tax regulation)  and  competition.  Such  forward-looking  information  involves important risks and  uncertainties  that could  significantly  affect  anticipated  future results and accordingly, such  results may differ from those  expressed  in any  forward-looking  statements  made  herein.  These risks and uncertainties  include,  but are not limited  to,  those  relating  to  development  and  construction  activities, dependence on existing  management,  leverage and debt service  (including  sensitivity to fluctuations in interest rates),  availability of financing,  global economic  conditions,  pending  litigation,  changes in tax laws or the administration  of such laws and changes in gaming laws or  regulations  (including the  legalization  of gaming in certain jurisdictions).

Sale of Resorts Atlantic City
-----------------------------

On April 25, 2001,  we sold  Resorts  Atlantic  City, a 644-room  casino and hotel  property,  and certain  related assets to an affiliate  of Colony  Capital LLC  ("Colony")  for a purchase  price of  approximately  $144  million, including  accrued  interest  (the  "Resorts  Atlantic  City Sale").  We believe that Resorts  Atlantic  City was a property  that no longer  fit into our  overall  business  strategy.  Subsequent  to our  acquisition  by SIHL,  we planned to develop Resorts Atlantic City into a "must-see"  destination resort.  However,  due to the difficulty in acquiring  the  requisite  land and other  obstacles  to  development,  we  concluded  our capital  could be better deployed elsewhere.

The  proceeds  received  from  Colony  consisted  of  approximately  $127  million  in cash and an  unsecured  note receivable  for $17.5 million (the  "Promissory  Note"),  bearing  interest at a rate of 12.5% per annum.  Interest was payable  semi-annually,  with the option to pay  one-half of the interest  through the  issuance of  additional notes.  Of the cash proceeds,  $79 million was used to pay in full the borrowings  outstanding by Resorts  Atlantic
City under a bank credit facility (the "Revolving  Credit  Facility").  Resorts  Atlantic City, along with SIHL and
Sun  International  Bahamas  Limited  ("SIB"),  a  wholly-owned  subsidiary of SIHL outside of SINA's  consolidated group,  were  co-borrowers  under the Revolving  Credit  Facility.  The remaining $48 million of cash proceeds from the Resorts  Atlantic City Sale was advanced to SIB and was used to permanently  reduce  borrowings  outstanding by
SIB under that facility.

We entered into the  definitive  agreement to sell Resorts  Atlantic City in the fourth  quarter of 2000, and as of
December 31, 2000, we accounted for Resorts  Atlantic City as an investment  held for sale.  The carrying  value of the net assets to be disposed of was  reclassified to net assets held for sale on our  consolidated  balance sheets and, in the fourth  quarter of 2000,  we recorded a loss of $229.2  million  resulting  from the  write-down of net assets held for sale to their  realizable  value.  Therefore,  the net  proceeds  received  at closing  equaled the carrying value of the net assets  disposed of, and  accordingly,  except for interest  income earned during 2001 on the  proceeds,  there was no further gain or loss recorded as a result of the closing.  As of January 1, 2001,  the operations of Resorts Atlantic City are no longer included in our consolidated financial statements.

Pursuant to the terms of the Resorts  Atlantic City Sale, we granted  Colony a two-year  option (the "Atlantic City
Option") to acquire certain  undeveloped  real estate that we own adjacent to Resorts Atlantic City, for a purchase price of $40 million,  which option can be extended for an additional  two years under certain  circumstances.  The net carrying  value of the land  included in the Atlantic  City Option is included in property and equipment in the accompanying  consolidated balance sheets.  Effective April 25, 2001, the closing date of the Resorts Atlantic City
Sale, Colony leases from us certain of the property included in the Atlantic City Option for $100,000 per month.

In March 2002,  we received  approximately  $19 million from Colony as payment in full of the  Promissory  Note and all  outstanding  accrued  interest,  which  included an  additional  note issued to Colony on October 15 as Colony elected to pay only 50% of the accrued interest due at that time in cash.

Mohegan Sun Casino Expansion
----------------------------

The  Mohegan  Sun  Casino  is a casino  resort  and  entertainment  complex  situated  in the  town of  Uncasville,
Connecticut,  operated by the Mohegan Tribal Gaming Authority,  an  instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Mohegan Tribe").

Trading Cove  Associates  ("TCA"),  a  Connecticut  general  partnership  that we have a 50% interest in, and are a managing  partner  of, was hired by the  Mohegan  Tribe to develop a $960  million  expansion  of the  Mohegan  Sun
Casino.  In 2001, a substantial  portion of the  expansion  was  completed,  which  included an additional  119,000 square  foot casino that  opened to the public in late  September  2001.  The  remainder  of the  expansion,  which includes a 34-story,  1,200-room  luxury hotel and 100,000 square feet of convention  space, is expected to open in
April 2002.

See "ITEM 1. BUSINESS (C) NARATIVE  DESCRIPTION  OF BUSINESS -  Connecticut"  for a further description  of TCA and our business activities related to the Mohegan Sun Casino.

Trading Cove New York
---------------------

Through a  wholly-owned  subsidiary,  we own 50% of  Trading  Cove New  York,  LLC  ("TCNY"),  a  Delaware  limited liability  company.  In  March  2001,  TCNY  entered  into  a  Development  Services  Agreement  (the  "Development
Agreement")  with  the  Stockbridge-Munsee  Band  of  Mohican  Indians  (the  "Stockbridge-Munsee  Tribe")  for the
development  of a casino  project (the  "Project") in the Catskill  region of the State of New York (the  "State").
The  Development  Agreement  was amended  and  restated in February  2002.  The  Stockbridge-Munsee  Tribe does not currently  have  reservation  land  in the  State,  but is  federally  recognized  and  operates  a  casino  on its reservation in Wisconsin and has a land claim pending in the U.S.  District Court for the Northern  District of New
York against the State.

Pursuant to the Development  Agreement,  as amended,  TCNY will provide preliminary funding,  certain financing and exclusive  development  services to the  Stockbridge-Munsee  Tribe in conjunction with the Project. As compensation for these  services,  TCNY will earn a fee of 5% of revenues,  as defined in the Development  Agreement,  beginning with the  opening of the  Project  and  continuing  for a period of twenty  years.  TCNY has  secured  land  and/or options on  approximately  400 acres of property in the Town of Thompson,  County of Sullivan  (the  "County"),  of
which  approximately  333 acres is currently  designated for the Project.  In February 2002, the Tribe filed a Land to Trust  Application  with the U.S.  Department of the  Interior,  Bureau of Indian  Affairs (the "BIA"),  for the
Project site  properties.  Should the BIA approve the Land to Trust  Application and the  Stockbridge-Munsee  Tribe
obtain other  required  approvals,  the land could be taken into trust by the Federal  Government  on behalf of the
Stockbridge-Munsee Tribe for the purpose of conducting Class III Gaming.

In October 2001, the State enacted  legislation  authorizing up to three Class III Native  American  casinos in the counties of Sullivan  and Ulster and three  Native  American  casinos in western New York  pursuant to Tribal State
Gaming Compacts to be entered into by the State and applicable Native American tribes.

In January  2002,  the  Stockbridge-Munsee  Tribe entered into an agreement  with the County  pursuant to which the
Stockbridge-Munsee  Tribe will make certain  payments to the County to mitigate any  potential  impacts the Project may have on the County and other local government  subdivisions  within the County.  The payments will not commence until after the opening of the Project.

The Project is contingent  upon the receipt of numerous  federal,  state and local  approvals to be obtained by the
Stockbridge-Munsee  Tribe,  including the execution of a Class III Gaming Compact with the State,  which  approvals are beyond the control of TCNY.  We can make no  representation  as to whether any of the required  approvals  will be obtained by the Stockbridge-Munsee Tribe.

Consent Solicitation of Noteholders
-----------------------------------

On July 10, 2001, SINA along with SIHL (together,  the "Companies"),  commenced a consent solicitation with holders of the Companies' $200 million  principal  amount of 9.0% senior  subordinated  notes due 2007 (the "9% Notes") and
$100 million  principal  amount of 8 5/8% senior  subordinated  notes due 2007 (the "8 5/8% Notes").  The Companies sought  proposed  amendments  of certain  provisions  of the  indentures  pursuant to which the 9% Notes and 8 5/8%
Notes were issued.

The proposed  amendments  effectively  eliminate  (as of December 31, 2000,  the date the charge was  recorded) the impact of $199.2  million  of the total  $229.2  million  loss  recorded  by SINA in  connection  with the  Resorts
Atlantic  City  Sale,  for  purposes  of  determining  the  ability  of SIHL  and its  affiliates  to make  certain investments,  such as certain minority investment in joint ventures. In addition,  the amendments  increased,  from
2.0:1  to  2.5:1,  the  Consolidated  Coverage  Ratio  required  in order  for the  Companies  to incur  additional indebtedness.  The  Consolidated  Coverage  Ratio is defined as  consolidated  earnings  before  interest  expense, income taxes,  depreciation  and  amortization  ("EBITDA") to fixed  payments,  as defined in the  indentures.  The consent solicitation, as amended and extended, was finalized on July 23, 2001.

On July 24, 2001, the Companies  announced that they had received the requisite  consents from the holders of their
9% Notes  and 8 5/8%  Notes.  Accordingly,  the  Companies  and the  trustee  under  the  indentures  executed  and delivered  supplemental  indentures  containing  the  amendments  described  in the amended  consent  solicitation.
Pursuant to the consent  solicitation,  the  Companies  paid a total of $1.5 million in consent  payments.  Of this amount, we paid our proportionate share of $1.0 million to holders of our 9% Notes.

Refinancing of SIHL
-------------------

8 7/8% Notes

On August 14, 2001, the Companies  issued $200 million  principal  amount of 8 7/8% senior  subordinated  notes due
2011 (the "8 7/8% Notes")  which,  after costs,  resulted in net proceeds to the  Companies of  approximately  $194 million.  The 8 7/8% Notes, which are unsecured  obligations,  are unconditionally  guaranteed by substantially all of the  wholly-owned  subsidiaries  of the Issuers (the  "Guarantors").  Interest on the 8 7/8% Notes is payable on
August 15 and  February  15 in each  year,  commencing  February  15,  2002.  The  indenture  for the 8 7/8%  Notes contains  certain  covenants,  including  limitations  on the ability of the Companies and the Guarantors to, among other  things:  (i) incur  additional  indebtedness,  (ii)  incur  certain  liens,  and (iii)  make  certain  other restricted payments.

All of proceeds  received  from the  issuance of the 8 7/8 % Notes were  advanced to SIB to further  repay  amounts outstanding by SIB under the Revolving  Credit  Facility.  Therefore,  interest expense related to the 8 7/8% Notes is offset by affiliated interest income from SIB.

Fourth Amended and Restated Credit Facility (the "CIBC Revolving Credit Facility")

As previously  stated,  SINA,  SIHL and SIB, were  co-borrowers  on the Revolving  Credit  Facility,  for which the maximum  amount of borrowings  outstanding  was $500 million prior to 2001. In January 2001,  the Revolving  Credit
Facility was amended.  In accordance with the amendment,  the maximum amount of borrowings  outstanding was reduced by the amount of cash proceeds  received  pursuant to the Resorts  Atlantic  City Sale,  which upon closing of that sale,  reduced the maximum  amount of borrowings  that could be  outstanding  to $373 million.  This  limitation on borrowings  was to be further  reduced by the cash  proceeds  received  from Colony if they  exercised the Atlantic
City Option.  The term of the Revolving  Credit  Facility was through  August 12, 2002, at which time we would have been required to pay in full any borrowings outstanding under that facility.

On November 13, 2001, SIHL, SINA and SIB, as  co-borrowers,  entered into the CIBC Revolving Credit Facility with a syndicate of banks (the  "Lenders"),  with Canadian  Imperial Bank of Commerce  ("CIBC")  acting as  administrative agent. The borrowings  then-outstanding  under the previous Revolving Credit Facility,  all of which were reflected on the balance sheet of SIB, were paid in full.  Under the CIBC Revolving  Credit  Facility,  the maximum amount of borrowings  that may be  outstanding  is $200 million.  An additional  $150 million of borrowings  may be available under certain circumstances, subject to approval by all of the Lenders.

Loans under the CIBC Revolving  Credit  Facility bear interest at (i) the higher of (a) CIBC's base rate or (b) the
Federal Funds rate plus 1/2 of one  percent, in either  case plus an  additional  0.25% to 1.75% based on a debt to earnings  ratio during the period,  as defined (the  "Leverage  Ratio") or (ii) LIBO rate plus 1.25% to 2.75% based on the Leverage  Ratio.  After each drawdown on the CIBC  Revolving  Credit  Facility,  interest is due every three months for the first six months and is due monthly  thereafter.  Loans  under the CIBC  Revolving  Credit  Facility may be prepaid and reborrowed at any time and are due in full in November 2006.

The CIBC Revolving Credit Facility  contains  restrictive  covenants that include:  (a) restrictions on the payment of dividends,  (b) minimum levels of SIHL's  consolidated  EBITDA,  and (c) a minimum  relationship  between SIHL's consolidated EBITDA and interest expense and debt.

The amount of  borrowings  outstanding  as of  December  31, 2001 on the CIBC  Revolving  Credit  Facility  was $24
million, all of which was drawn by SIB and is reflected on SIB's balance sheet.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
-------------------------------------------------

Not applicable.

(C) NARRATIVE DESCRIPTION OF BUSINESS
-------------------------------------

Connecticut
-----------

Until December 31, 1999,  TCA had a management  agreement (the  "Management  Agreement")  with the Mohegan Tribe to operate  the Mohegan  Sun  Casino.  Under the  Management  Agreement  TCA  received  between 30% and 40% of the net profits,  as defined,  of the Mohegan Sun Casino.  TCA is  obligated  to pay certain  amounts to its  partners  and certain of their  affiliates,  as priority  payments.  These  amounts are paid as TCA receives  sufficient  cash to meet those distributions.

In 1998,  the Mohegan  Tribe  appointed  TCA to develop its $960 million  expansion of the Mohegan Sun Casino for a fee of $14  million.  In  addition,  TCA and the Mohegan  Tribe  entered  into an  agreement  (the  "Relinquishment
Agreement")  whereby it was agreed that effective  January 1, 2000,  TCA would turn over  management of the Mohegan
Sun Resort  Complex,  including its  expansion,  to the Mohegan  Tribe.  The term of the  Management  Agreement was seven years  beginning in October  1996,  the date the Mohegan Sun Casino  opened.  Pursuant to the  Relinquishment
Agreement,  the Management  Agreement was terminated and,  effective January 1, 2000, TCA receives payments of five percent of the gross  revenues of the Mohegan Sun Resort  Complex for a 15-year  period.  Pursuant to  subcontracts for management  services,  organization  and  administrative  services and marketing  services  provided to TCA, we receive certain  priority  payments from TCA. In addition,  for seven years beginning  January 1, 2000, TCA pays us the first $5.0 million of the profits it receives  pursuant to the  Relinquishment  Agreement as a priority payment prior to making pro rata distributions to its partners.

We are one of two managing  partners of TCA. All decisions of the managing  partners  require the concurrence of us and the other  managing  partner,  Waterford  Gaming,  L.L.C.  In the event of  deadlock  there are mutual  buy-out provisions.

Description of Property

Prior to the expansion,  the Mohegan Sun Casino  featured a 176,500 square foot casino with 3,655 slot machines and
158 table games,  as well as guest  parking for 7,500 cars.  The  expansion  includes a 119,000  square foot casino containing  2,564 slot machines and 82 table games,  a 34-story,  1,200-room  luxury hotel,  100,000 square feet of convention  space, a 10,000-seat  arena,  4,600  additional  parking  spaces,  130,000 square feet of retail space, specialty  retail  shops and  additional  restaurants.  The new  casino  opened  in late  September  2001,  and the remainder of the expansion is expected to open by April 2002.

We believe the Native  American-themed  Mohegan Sun Casino is one of the premier  casino  gaming  properties in the
Northeast and one of the most profitable  casinos in the United States.  The property  incorporates  its historical
Native  American  theme  through  unique  architectural  features and the use of natural  design  elements  such as timber,  stone and water.  As a result of the  expansion,  the gaming area comprises  approximately  296,000 square feet of gaming space and features more than 6,200 slot  machines,  240 table games and 42 poker tables.  We believe the Mohegan Sun Casino  benefits  from a superior  location and strong  demographics.  It is located  approximately one mile from the interchange of Interstate 395 and Connecticut  Route 2A in Uncasville,  Connecticut and is within
150  miles of  approximately  22  million  adults.  The  Mohegan  Tribe  spent  $40.0  million  for  infrastructure improvements providing direct highway access to the property from Boston, Providence and New York.

Seasonality and Weather

Inclement  weather can adversely affect the operations in Connecticut as the principal means of  transportation  to this property is by automobile or bus.  Higher  revenues and earnings are typically  realized from the  Connecticut operations during the middle third of the year.

Competition

The  Connecticut  market is the fourth largest gaming market in the United States,  with  approximately  22 million adults  within  150 miles of the  Mohegan  Sun  Casino.  The  Mohegan  Sun Casino  and  Foxwoods  Resort and Casino
("Foxwoods"),  at present are the only two casinos in the  Connecticut  market.  Foxwoods has  approximately  6,500 slot machines,  and for the year ended December 31, 2001 reported slot revenue of approximately  $783 million.  The
Oneida  Nation  operates a casino near  Syracuse,  New York and other Native  American  tribes in the states of New
York,  Rhode Island,  Massachusetts  and Connecticut are seeking  approvals to establish  gaming  operations  which would further  increase  competition,  particularly for day-trip  patrons.  Mohegan Sun also competes with Atlantic
City and several small Native American gaming facilities throughout the northeast United States.

The Mohegan Sun Casino has primarily  targeted day-trip  customers.  However,  the new 1,200-room hotel, as part of the current  $960 million  expansion,  is scheduled  to open in April 2002.  We expect  that,  to some extent,  the availability  of these hotel rooms will allow the Mohegan Sun Casino to compete with casino  properties  throughout the United States.

In  Connecticut,  under the  tribal-state  compacts  between the State and each of the Mohegan  Tribe and the other
Native  American  casino in the State,  Mohegan Sun is subject to a 25% gaming fee on slot revenues  payable to the
State of  Connecticut  so long as the State does not issue any further  licenses  for gaming  operations  with slot machines or other  commercial  casino games (other than to a Native  American tribe on Native  American  land).  In
March 2000, two additional  Native American tribes in  Connecticut,  the Eastern Pequots and the Paucatuck  Eastern
Pequots,  received a proposed  positive  recommendation by the Federal Bureau of Indians Affairs to receive federal recognition  as  tribes.  The  applications  for  federal  recognition  are  pending.  If either of the two  tribes receives  federal  recognition,  they could seek to obtain  trust land and  approvals to conduct  casino  gaming in
Connecticut.

Casino gaming in the northeastern  United States may be conducted by federally  recognized  Indian tribes operating under the Indian  Gaming  Regulatory  Act of 1988.  A federally  recognized  tribe in Rhode  Island and a federally recognized tribe in  Massachusetts  are each seeking to establish  gaming  operations in their  respective  states.
Also, as previously discussed,  in October 2001, the State of New York enacted legislation  authorizing up to three
Native American casinos in certain counties.  The  Stockbridge-Munsee  Tribe is seeking to develop a casino project in the  Catskill  region  of New York.  We  cannot  predict  whether  any of these  tribes  will be  successful  in establishing  gaming  operations and, if established,  whether such gaming  operations will have a material adverse effect on the operations of the Mohegan Sun Casino.

Regulation

The Mohegan Tribe is a federally  recognized  Native American tribe whose federal  authorities  recognition  became effective  May 15,  1994.  In May  1994,  the  Mohegan  Tribe and the State of  Connecticut  entered  into a gaming compact to  authorize  and  regulate  Class III gaming  operations  (slot  machines  and table  games).  Under this tribal-state  compact,  Mohegan  Sun is  subject  to a 25%  gaming  fee on slot  revenues  payable  to the State of
Connecticut so long as the State does not issue any further  licenses for gaming  operations  with slot machines or other commercial casino games (other than to a Native American tribe on Native American land).

Each of the  partners of TCA must be licensed by relevant  tribal and state  authorities.  Each of the  partners of
TCA has received a gaming  registration  from the Commissioner of Revenue Services of the State of Connecticut that is renewed annually.

Waiver of Sovereign Immunity

Pursuant to the  Relinquishment  Agreement,  the Mohegan  Tribe has waived  sovereign  immunity  for the purpose of permitting a suit by TCA in any court of competent  jurisdiction  for the purpose of enforcing  the  Relinquishment
Agreement and any judgments  arising out of the  Relinquishment  Agreement,  including (i) the  enforcement  of the
Tribe's  payment  obligation to TCA with an award of actual damages in connection  with any breach thereof and (ii)
an action to prohibit  the Tribe from taking any action that would  prevent  the  operation  of the  Relinquishment
Agreement.  The only assets  subject to payment or  encumbrances  for the payment of Tribal  obligations  under the
Relinquishment  Agreement  are any cash and the  undistributed  and future  revenues  derived  from the Mohegan Sun
Casino.

Gaming Disputes Court

The Mohegan Tribe's Constitution (the "Mohegan  Constitution")  provides for the governance of the Mohegan Tribe by a tribal  council,  in which  the  legislative  and  executive  powers  of the  Mohegan  Tribe  are  vested,  and a constitutional  review board. On July 20, 1995, the tribal council enacted a tribal  ordinance  creating the Gaming
Disputes Court (the "Court"),  which is composed of a trial and an appellate branch.  The Mohegan  Constitution and the tribal ordinance  establishing  the Court give the Court exclusive  jurisdiction for the Mohegan Tribe over all disputes  and  controversies  related to gaming  between any person or entity and the MTGA,  the  Mohegan  Tribe or
TCA. The Court has been  authorized by the Mohegan  Constitution  to consist of at least four judges,  none of whom may be  members  of the  Mohegan  Tribe  and each of whom must be either a  retired  federal  judge or  Connecticut
Attorney Trial Referee (who is an attorney appointed by the Connecticut Supreme Court).

Atlantic City Real Estate
-------------------------

As described  under the Resorts  Atlantic City Sale in "ITEM 1.  BUSINESS,  (a) GENERAL  DEVELOPMENT  OF BUSINESS -
Sale of Resorts  Atlantic  City",  effective  April 25,  2001,  we lease  certain of the  property  included in the
Atlantic  City Option to Colony.  Pursuant  to the lease  agreement,  Colony  pays us a fee of $100,000  per month, which is due on the first day of each month.  We also own  certain  other  undeveloped  parcels of land in Atlantic
City, which are available for sale.  See "ITEM 2. PROPERTIES" for a further description of land owned by SINA.

Florida
-------

Through  our offices in Florida,  we provide  general and  administrative  support  services,  marketing  services, travel  reservations  and wholesale  tour services for SIHL's  properties in The Bahamas.  To a much lesser extent, we also provide travel reservation services for unaffiliated properties in The Bahamas.

New York
--------

Through one of our  subsidiaries,  we lease office space in New York City for our  corporate  marketing  and public relations office which provides services to SINA as well as its affiliated companies.

(D)  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
-------------------------------------------------

Not applicable.

ITEM 2.  PROPERTIES

Atlantic City

We own in fee simple  approximately  13 acres of real  property  immediately  adjacent  to Resorts  Atlantic  City.
These  properties,  which are included in the Atlantic  City Option,  are zoned for casino hotel use and  available for future expansion.  Certain of these properties are being leased by Colony for a fee of $100,000 per month.

We own in fee simple  approximately  5 acres of  undeveloped  property in the  Southeast  Inlet section of Atlantic
City.  In  addition,  we own in fee  simple  approximately  45  acres  of  property  located  in  Atlantic  City on
Blackhorse Pike, a portion of which may be considered to be wetlands.

All of the property  that we own in Atlantic  City,  except for that which is subject to the Atlantic  City Option, is available for sale.

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

All interested  parties,  including SINA,  filed motions with the Nevada  Bankruptcy  Court about their  respective claims and priority rights under the US Bankruptcy Code. The Nevada  Bankruptcy  Court ruled on these motions,  and
SINA and other  parties  appealed,  first to the Nevada  District  Court and then to the Court of  Appeals  for the
Ninth Circuit.  At the time that the United States  Supreme Court denied SINA's  petition for a writ of certiorari, on November 29, 1999 (see discussion  below),  SINA had three appeals pending,  one in the Court of Appeals and two in the Nevada  District  Court.  SINA  voluntarily  dismissed  all three  appeals and  simultaneously  withdrew its proofs of claim in Lowenschuss' bankruptcy case.

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

On May 9, 1996, the Delaware  Bankruptcy  Court entered an order,  to which the parties had  stipulated,  extending the  Lowenschuss'  date of surrender for Old Series Notes through November 10, 1996. By further  stipulations,  the date of surrender was further extended through May 12, 2000.

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
in January,  1996, the NJ District Court referred the matter to the NJ Bankruptcy  Court.  In February 2001, the NJ
Bankruptcy  Court granted  SINA's motion to dismiss  Lowenschuss'  action for  malicious  prosecution  in Adversary
Proceeding  No.  96-2350 and denied SINA's motion to dismiss  certain  counterclaims  in Adversary  Proceeding  No.
90-1005 related to the exchange of bonds in the Delaware Bankruptcy Court proceeding discussed above.

In December 2001, SINA and Lowenchuss  entered into a Stipulation  and Settlement  Agreement to end all outstanding disputes between the parties, which Stipulation and Settlement is pending NJ Bankruptcy Court approval.

ITEM 4.  MATTERS OF A VOTE TO SECURITY HOLDERS

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES
----------------------------

Our critical  accounting  policies are those which we believe require our most subjective or complex judgments as a result of the need to make  estimates  about the effect of matters that are  inherently  uncertain.  We prepare our
Consolidated  Financial  Statements in  conformity  with  accounting  principles  generally  accepted in the United
States.  Certain  of  our  accounting  policies,  including  the  estimated  lives  assigned  to  our  assets,  the determination  of bad debt,  asset  impairment,  the calculation of our income tax  liabilities,  and estimation of contingencies  and other  liabilities,  require  that we apply  significant  judgment in defining  the  appropriate assumptions for calculating  financial estimates.  We periodically assess the potential  liabilities related to any lawsuits or claims  brought  against us. While it is typically  very difficult to determine the timing and ultimate outcome of these  actions,  we use our best  judgment to determine if it is probable  that we will incur an expense related to the  settlement  of final  adjudication  of such  matters and whether a  reasonable  estimation  of such probable  loss,  if any,  can be made.  There can be no  assurance  that  actual  results  will not differ from our estimations.  To provide an  understanding  of the methodology we apply,  our significant  accounting  policies are discussed where appropriate and in the notes to our Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

Casino and Resort Revenues and Expenses
---------------------------------------

Casino and resort  revenues and expenses for the year 2000 reflect the  operations  of Resorts  Atlantic  City.  As described  previously,  we sold Resorts  Atlantic City on April 25, 2001. As of December 31, 2000, we accounted for
Resorts  Atlantic City as an investment  held for sale, and the loss resulting from this  transaction  was recorded during the fourth quarter of 2000.  Accordingly,  as of January 1, 2001,  the  operations of Resorts  Atlantic City are no longer included in our consolidated financial statements.

Tour Operations
---------------

Revenues and expenses from our tour operations  increased slightly in 2001 compared to 2000,  resulting in a slight increase in earnings.  This was a result of increased  occupancy  over the first eight months of 2001,  compared to the  same  period  in  2000  at  resort  properties  in The  Bahamas  operated  by  certain  of our  unconsolidated affiliates.  The increased earnings were substantially  curtailed due to a significant  decline in occupancy at the
Bahamian properties as a result of the events of September 11.

By the first  quarter of 2002,  call  volumes at our tour  operator  had  returned  to the level they were prior to
September  11.  This was  partly  due to an  aggressive  marketing  campaign  by SIHL in late 2001 to  promote  its properties in The Bahamas.  In addition,  the number of people traveling has been steadily  increasing  compared to the  significant  disruption in the travel  industry in the aftermath of September 11. While it is not  significant to our  financial  condition,  we anticipate  that there will be some growth in our earnings from tour  operations.
However,  we cannot be assured that the return to pre September 11 business  volume will have a positive  impact on our future  earnings.  In  addition,  we cannot be assured  that other  travel  disruption  events  which we cannot predict and are out of our control, and which could negatively impact our earnings, will not occur in the future.

Management Fees and Other
--------------------------

Management  fees and other  income in 2001  increased by $6.6 million  (26.2%)  over the  previous  year.  Payments received by TCA in 2001, pursuant to the Relinquishment  Agreement,  were $15.6 million compared to $5.9 million in
2000, an increase of $9.7 million.  This increase was partially  offset by a decrease in development  fees from TCA of $3.8 million received in 2000.

As described in "ITEM 1. BUSINESS (C) NARATIVE  DESCRIPTION  OF BUSINESS  -Connecticut",  payments  received by TCA pursuant to the  Relinquishment  Agreement represent 5% of gross revenues of the Mohegan Sun Casino.  We have a 50%
interest in TCA, and we receive  payments as TCA distributes  cash to its partners.  As a result of the recent $960 million  expansion,  which included an additional  119,000  square foot  casino that opened in late September  2001 and a new  34-story,  1,200-room  luxury hotel which is expected to open in April 2002,  we  anticipate  that gross revenues of the Mohegan Sun Casino  Complex  will  increase in 2002.  If such  increase  occurs,  TCA will  receive increased  payments  pursuant  to the  Relinquishment  Agreement  in  future  periods,  as  compared  to 2001,  and accordingly,  the amount of cash  distributed to us will increase.  However,  we cannot be assured as to the effect of the  expansion  on the  Mohegan  Sun  Casino or that  other  events  which we cannot  control  or  predict  will negatively impact business levels at that property.

In 2001, we received  $820,000 of lease  payments from Colony with respect to land in Atlantic City that they lease from us effective  April 25, 2001.  The lease  payment is $100,000  per month,  and the lease terms are  concurrent with the Atlantic  City Option.  As  previously  stated,  Colony has two years from April 25, 2001 to exercise such option,  and under certain  conditions can extend the Atlantic City Option for an additional  two years.  If Colony does not exercise the Atlantic City Option,  upon its expiration,  the land lease will continue on a month-to-month basis.  At that time the lease can be  terminated  by either  Colony or us with  thirty  days  notice,  subject  to certain conditions.

Management  fees  earned for  services  we provide to our  unconsolidated  affiliates  in The  Bahamas  amounted to approximately  $15.1  million  in 2001,  and were  virtually  flat  compared  to 2000.  Such fees equal 3% of gross revenues,  as defined,  and  therefore  are largely  dependent  on  occupancy  levels at SIHL's  properties  in The
Bahamas.  As was mentioned  previously,  in 2001, the occupancy  levels at the Bahamian  properties were negatively impacted by the events of September  11. While  business  levels in 2002 have returned to that of pre September 11, we cannot be assured that other events,  which we cannot predict,  and which could negatively  impact our occupancy in The Bahamas, will not occur in the future.

Selling, General and Administrative
-----------------------------------

Selling,  general and  administrative  costs in 2001 decreased by $33.2 million (68.5%)  compared to 2000. This was primarily due to the Resorts  Atlantic  City Sale. In the prior year,  selling,  general and  administrative  costs included  $29.3 million at Resorts  Atlantic City. In addition,  corporate and  administrative  costs  decreased by
$3.9  million,  primarily  due to lower  payroll and related  costs,  and a reduction of costs related to corporate information technology projects.

Depreciation and Amortization
-----------------------------

Depreciation  and  amortization  expense in 2001  decreased by $14.3  million  compared to the prior year. In 2000, depreciation  and amortization  expense at Resorts Atlantic City was $16.2 million.  This was offset by an increase in depreciation  expense  resulting from depreciation of new computer software placed into service at the beginning of 2001.

Other Non-Recurring Operating Expenses
--------------------------------------

In 2001,  restructuring  costs were  comprised of severance  payments made to employees who were  terminated due to the lower  occupancy  levels at SIHL's  properties  in The Bahamas  subsequent  to September  11.  Expenses in 2000 included a  write-down  of assets  related to the  Resorts  Atlantic  City Sale and  Atlantic  City Option to their realizable  value.  As a result of entering  into the agreement to sell Resorts  Atlantic City at a purchase  price less than its  carrying  value,  the  Company  recorded a loss of $229.2  million  in the  fourth  quarter of 2000.
Purchase  termination  costs of $11.2 million in 2000 related to the  cancellation  of the  Company's  agreement to acquire  the Desert Inn Hotel and Casino in Las Vegas from  Starwood  Hotels  and  Resorts  Worldwide,  Inc.  These
costs included $7.2 million paid to Starwood pursuant to the Termination Agreement.

Other Income (Expense)
----------------------

Interest  income in 2001 increased by $2.4 million.  In 2001,  interest  income included $2.7 million earned on the proceeds of the  Resorts  Atlantic  City Sale and $1.5  million of  interest  earned on the $18  million  principal amount of notes due from  Colony.  These  increases  were  partially  offset by a decrease  of $1.6  million as the prior year included interest earned at Resorts Atlantic City.

Affiliated  interest income is comprised of amounts due from SIB. As described  previously,  the proceeds  received from the  issuance  of the 8 7/8% Notes were  advanced  to SIB and were used to pay down  borrowings  by SIB on the
Revolving  Credit  Facility.  We earn interest on the advance of proceeds to SIB equal to interest expense we incur on the 8 7/8% Notes.

Interest expense in 2001 increased by $3.0 million (12.3%) as compared to 2000.  Interest expense related to the
8 7/8% Notes issued in August 2001 was $6.9 million.  This increase was partially offset by a decrease in interest expense related to the Revolving Credit Facility as proceeds from the Resorts Atlantic City Sale were used to pay off borrowings outstanding by us under that facility.

Income Taxes
------------

We recorded a net tax benefit of $2.8  million in the year 2001  compared to income tax expense of $1.1  million in the prior  year.  In the fourth  quarter of 2001,  we  released  $3.9  million of the  valuation  allowance  on our deferred tax assets, resulting in a tax benefit.

See Note 12 of Notes to  Consolidated  Financial  Statements  for a further  discussion of our income taxes for the years 2001 and 2000.

LIQUIDITY, CAPITAL RESOURCES AND CAPITAL SPENDING
-------------------------------------------------

Liquidity
---------

At December 31, 2001, our working capital was $25.2 million,  including  unrestricted  cash and cash equivalents of
$3.1  million.  As of December  31,  2001,  the amounts  due from  affiliates  on our  consolidated  balance  sheet included $29.7 million of non-interest  bearing, due on demand advances made to certain  unconsolidated  affiliated companies.

Capital Resources and Other Sources and Uses of Funds
-----------------------------------------------------

Sale of Resorts Atlantic City
-----------------------------

On April 25, 2001,  we sold Resorts  Atlantic  City and certain  related  assets to Colony for a purchase  price of
approximately  $144  million,   including  accrued  interest.  The  proceeds  received  from  Colony  consisted  of approximately  $127 million in cash and the $17.5 million  Promissory  Note. Of the cash proceeds,  $79 million was used to pay in full the borrowings  outstanding by Resorts Atlantic City under the Revolving  Credit Facility.  The remaining $48 million of cash proceeds was advanced to SIB and was used to permanently reduce borrowings outstanding by SIB under that  facility.  The cash  proceeds  received from Colony were offset by  approximately  $6 million in cost paid by us after closing, which included employee termination costs and legal fees.

Pursuant to the terms of the Resorts  Atlantic City Sale, we granted  Colony a two-year  option to acquire  certain undeveloped real estate that we own adjacent to Resorts  Atlantic City, for a purchase price of $40 million,  which option can be extended for an  additional  two years under certain  circumstances.  Effective  April 25, 2001,  the closing date of the Resorts  Atlantic  City Sale,  Colony  leases from us certain of the  property  included in the
Atlantic City Option for $100,000 per month.

In March 2002,  we received  approximately  $19 million from Colony as payment in full of the  Promissory  Note and all  outstanding  accrued  interest,  which  included an  additional  note issued to Colony on October 15 as Colony elected to pay only 50% of the accrued interest due at that time in cash.

Fourth Amended and Restated Credit Facility (CIBC Revolving Credit Facility)
----------------------------------------------------------------------------

On November 13, 2001, SIHL, SINA and SIB, as  co-borrowers,  entered into the CIBC Revolving Credit Facility with a syndicate of banks,  with CIBC acting as  administrative  agent. As a result of the CIBC Revolving Credit Facility, the  previous  bank  facility  for which  SIHL,  SINA and SIB were  co-borrowers  was paid in full.  Under the CIBC
Revolving  Credit  Facility,  the  maximum  amount  of  borrowings  that may be  outstanding  is $200  million.  An additional $150 million of borrowings may be available under certain  circumstances,  subject to approval by all of the Lenders.

Loans under the CIBC Revolving  Credit  Facility bear interest at (i) the higher of (a) CIBC's base rate or (b) the
Federal Funds rate plus 1/2 of one percent, in either case plus an additional  0.25% to 1.75% based on the Leverage
Ratio,  a debt to earnings  ratio during the period,  as defined or (ii) LIBO rate plus 1.25% to 2.75% based on the
Leverage  Ratio.  After each drawdown on the CIBC  Revolving  Credit  Facility,  interest is due every three months for the first six months and is due monthly  thereafter.  Loans under the CIBC  Revolving  Credit  Facility  may be prepaid and reborrowed at any time and are due in full in November 2006.

The amount of borrowings  outstanding as of December 31, 2001 on the CIBC Credit  Facility was $24 million,  all of which was drawn by SIB and is reflected on SIB's  balance sheet.

Other Sources and Uses of Funds for 2002
----------------------------------------

During the next twelve months,  we expect the primary source of funds from operations to be payments  received from
TCA pursuant to the Relinquishment  Agreement.  In addition,  we will continue to earn management fees for services provided to certain of our  unconsolidated  affiliates.  With respect to our  long-term  debt at December 31, 2001, we are required to make cash interest  payments each year  amounting to $35.8  million.  Included in this amount is
$17.8  million  of  interest  related  to the 8 7/8%  Notes  which  is paid by SIB.  We  currently  do not have any immediate plans for significant capital expenditures during the next twelve months.

We believe that available cash on hand at December 31, 2001,  combined with funds  generated from  operations  and, if required,  funds  available  under the CIBC  Revolving  Credit  Facility  will be sufficient to finance our cash needs for at least the next twelve months.

Future Commitments and Funding Sources
--------------------------------------

At December 31, 2001, our contractual  obligations,  with initial or remaining terms in excess of one year, were as follows (in thousands)(a):
                                                                   2004-
    Contractual Cash Obligation          Total    2002     2003    2005      2006   Thereafter
    ---------------------------          -----    ----     ----    ----      ----   ----------
Long-term debt on SINA's                                                                                                                                             $
   consolidated balance sheet         $400,000   $   -   $   -    $   -   $     -    $400,000
Long-term debt on SIHL's
   consolidated balance sheet(b)       100,000       -       -        -         -     100,000
CIBC Revolving Credit Facility on
   SIB's consolidated balance
   sheet (c)                            24,000       -       -        -    24,000           -
Capital leases                              89      70      19        -         -           -
                                      ---------  ------  ------   ------  --------   ---------
Total contractual cash obligations    $524,089   $  70   $  19    $   -   $24,000    $500,000                                                          $
                                      =========  ======  ======   ======  ========   =========

(a)      See Note 7 of Notes to  Consolidated  Financial  Statements herein for a further description of our debt commitments.
(b)      SINA is a guarantor and co-issuer of the $100 million aggregate principal amount of the 8 5/8% Notes.
(c)      SINA is a co-borrower and guarantor of borrowings  outstanding on the CIBC Revolving Credit  Facility.  At
         December 31, 2001, all of the  outstanding  borrowings on this facility,  which totaled $24 million,  were drawn by SIB and are reflected on SIB's balance sheet.

Other Matters
-------------

Trading Cove New York
---------------------

Through  a  wholly-owned  subsidiary,  we own 50% of TCNY.  In  March  2001,  TCNY  entered  into  the  Development
Agreement with the  Stockbridge-Munsee  Tribe for the development of a casino project in the Catskill region of the
State of New York. The  Development  Agreement was amended and restated in February  2002.  The  Stockbridge-Munsee
Tribe does not currently have reservation  land in the State, but is federally  recognized and operates a casino on its reservation in Wisconsin and has a land claim pending in the U.S.  District Court for the Northern  District of
New York against the State.

Pursuant to the Development  Agreement,  as amended,  TCNY will provide preliminary funding,  certain financing and exclusive  development  services to the  Stockbridge-Munsee  Tribe in conjunction with the Project. As compensation for these  services,  TCNY will earn a fee of 5% of revenues,  as defined in the Development  Agreement,  beginning with the  opening of the  Project  and  continuing  for a period of twenty  years.  TCNY has  secured  land  and/or options  on  approximately  400  acres  of  property  in the  Town  of  Thompson,  County  of  Sullivan,  of  which approximately  333 acres is currently  designated  for the  Project.  In February  2002,  the Tribe filed a Land to
Trust  Application  with the U.S.  Department  of the  Interior,  Bureau of Indian  Affairs,  for the Project  site properties.  Should the BIA approve the Land to Trust  Application  and the  Stockbridge-Munsee  Tribe obtain other
required  approvals,   the  lands  could  be  taken  into  trust  by  the  Federal  Government  on  behalf  of  the
Stockbridge-Munsee Tribe for the purpose of conducting Class III Gaming.

In October 2001, the State enacted  legislation  authorizing up to three Class III Native  American  casinos in the counties of Sullivan  and Ulster and three  Native  American  casinos in western New York  pursuant to Tribal State
Gaming Compacts to be entered into by the State and applicable Native American tribes.

In January  2002,  the  Stockbridge-Munsee  Tribe entered into an agreement  with the County  pursuant to which the
Stockbridge-Munsee  Tribe will make certain  payments to the County to mitigate any  potential  impacts the Project may have on the County and other local government  subdivisions  within the County.  The payments will not commence until after the opening of the Project.

The Project is contingent  upon the receipt of numerous  federal,  state and local  approvals to be obtained by the
Stockbridge-Munsee  Tribe,  including the execution of a Class III Gaming Compact with the State,  which  approvals are beyond the control of TCNY.  We can make no  representation  as to whether any of the required  approvals  will be obtained by the Stockbridge-Munsee Tribe.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial  Accounting  Standards Board ("FASB") issued Statement of Financial Accounting Standard
("SFAS")  No. 133  "Accounting  for  Derivative  Instruments  and Hedging  Activities  ("SFAS  133").  SFAS 133, as
amended,  is effective for fiscal years  beginning  after June 15, 2000.  SFAS 133 requires  that every  derivative instrument  be recorded in the balance  sheet as either an asset or liability  measured at its fair value.  Changes in the  derivative's  fair values will be recognized in income unless specific hedge  accounting  criteria are met.
We adopted SFAS 133, as amended,  beginning  January 1, 2001.  Currently,  we do not have any derivative  financial instruments and therefore, there is no impact on our consolidated financial statements.

In June 2001,  the FASB issued SFAS No. 141,  "Business  Combinations"  ("SFAS 141") and SFAS No. 142 "Goodwill and
Other Intangible  Assets" ("SFAS 142"). SFAS 141 requires all business  combinations  initiated after June 30, 2001 to be accounted for using the purchase  method.  SFAS 142 is effective for fiscal years  beginning  after  December
15, 2001 with  respect to goodwill  recognized  on an entity's  balance  sheet as of the  beginning  of that fiscal year.  Under SFAS 142 goodwill will no longer be  amortized,  but rather  tested at least  annually for  impairment using a fair value based test. A loss  resulting  from  impairment  of such  goodwill  should be  recognized as the effect of a change in accounting  principal in the initial  period of adopting  SFAS 142. In  subsequent  reporting periods,  goodwill  impairment losses are to be recognized on a separate line item on the income statement included in income  from  operations.  As a result  of the  Resorts  Atlantic  City  Sale,  all of the  goodwill  previously recognized  by  SINA  was  written  off in its  entirety  in the  fourth  quarter  of  2000.  Therefore,  this  new pronouncement currently has no impact on our consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement  Obligations."  This  pronouncement addresses  financial  accounting  and  reporting  for  obligations  associated  with  the  retirement  of  tangible long-lived  assets and the associated asset retirement  costs.  SFAS No. 143 is effective for financial  statements issued for fiscal  years  beginning  after June 15,  2002.  We believe the adoption of SFAS No. 143 will not have a material impact on our consolidated financial statements.

In August 2001,  the FASB issued SFAS No. 144,  "Accounting  for the  Impairment or Disposal of Long-Lived  Assets"
effective for fiscal years  beginning  after  December 15,  2001. For long-lived  assets to be held and used,  SFAS
No. 144 retains the existing  requirements  to (a)  recognize an impairment  loss only if the carrying  amount of a long-lived  asset is not  recoverable  from its  undiscounted  cash flows and (b) measure an impairment loss as the difference  between the carrying  amount and the fair value of the asset.  SFAS No. 144  establishes one accounting model to be used for  long-lived  assets to be  disposed  of by sale.  We do not expect that the effect of adopting
SFAS No. 144 will have a material effect on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk exposure is interest rate risk associated  with our long-term  debt. As previously  noted, we are part of a  consolidated  group for which SIHL is the parent  corporation.  SIHL  attempts to limit the exposure of the  consolidated  group to  interest  rate risk by managing  the mix of fixed and  floating  rate debt,  and by entering into variable rate swap agreements to hedge certain of its fixed rate debt.

As of December 31, 2001,  the carrying  value of long-term debt reflected on our balance sheet is $399.4 million and is entirely comprised of fixed rate debt, the 9% Notes and the 8 7/8% Notes. SIHL has entered into fixed-to-variable rate  interest  rate swap  agreements  designated  as fair value  hedges of our 8 7/8%  Notes.  The effects of these interest rate swap agreements are reflected on the financial statements of SIHL as such agreements were entered into by SIHL. Under the terms of these  agreements,  SIHL makes payments based in specified spreads over six-month LIBOR, and receives  payments equal to the interest payments due on the fixed rate debt. Giving effect to these agreements, our fixed rate and floating rate debt as of December 31, 2001 represent approximately 50% each of total debt.

We are a  co-borrower  on the CIBC  Revolving  Credit  Facility,  and  therefore,  have future  borrowing  capacity comprised of variable  rate debt based on LIBO rate.  As of December  31,  2001,  SINA had not drawn any amounts on this facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements are presented on the following pages:

        Financial Statements                                                                Page Reference

        Report of Independent Public Accountants                                                  23

        Consolidated Balance Sheets
            at December 31, 2001 and 2000                                                         24

        Consolidated Statements of Operations
            for the years ended December 31, 2001, 2000 and 1999                                  25

        Consolidated Statements of Changes in Shareholder's Deficit
            for the years ended December 31, 2001, 2000 and 1999                                  26

        Consolidated Statements of Cash Flows
            for the years ended December 2001, 2000 and 1999                                      27

        Notes to Consolidated Financial Statements                                                28

        Financial Statement Schedule:
        Schedule II:  Consolidated Valuation and Qualifying
            Accounts for the years ended December 31, 2001, 2000
            and 1999                                                                              46

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------

To Sun International North America, Inc.:

We have audited the accompanying  consolidated balance sheets of Sun International North America,  Inc. (a Delaware corporation)  and  subsidiaries  as of  December  31,  2001 and 2000 and the  related  consolidated  statements  of operations,  changes  in  shareholder's  deficit  and cash flows for each of the three  years in the  period  ended
December 31, 2001.  These financial  statements and the schedule  referred to below are the  responsibility  of the
Company's  management.  Our responsibility is to express an opinion on these financial  statements and the schedule based on our audits.

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

In our  opinion,  the  financial  statements  referred to above  present  fairly,  in all  material  respects,  the financial position of Sun International  North America,  Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their  operations  and their cash flows for each of the three years in the period ended December 31,
2001, in conformity with accounting principles generally accepted in the United States.

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

                                                              ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 25, 2002

                                       SUN INTERNATIONAL NORTH AMERICA, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                   (In Thousands of Dollars, except share data)

                                                                             December 31,
                                                                   ---------------------------------
                                                                        2001                2000
                                                                   --------------      -------------
ASSETS
Current assets:
    Cash and cash equivalents                                       $      3,084        $     1,276
    Receivables, net                                                       1,477              1,434
    Inventories                                                               91                 71
    Prepaid expenses                                                         712                872
    Due from affiliates                                                   43,542              7,506
    Deferred tax assets                                                    3,874                  -
    Net assets held for sale                                                   -            138,350
                                                                   --------------      -------------
        Total current assets                                              52,780            149,509
Property and equipment, net                                               63,151             70,536
Due from affiliate non-current                                           200,000                  -
Subordinated notes receivable                                             18,018                  -
Deferred charges and other assets, net                                    12,750              6,076
                                                                   --------------      -------------
        Total assets                                                $    346,699        $   226,121
                                                                   ==============      =============

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
    Current maturities of long-term debt                            $         70        $         58
    Accounts payable and accrued liabilities                              32,435              28,214
    Due to affiliates                                                          -               5,771
                                                                   --------------      --------------
        Total current liabilities                                         32,505              34,043
Long-term debt, net of unamortized discounts                             399,438             278,420
                                                                   --------------      --------------
        Total liabilities                                                431,943             312,463
                                                                   --------------      --------------
Commitments and contingencies (see Notes 7 and 14)
Shareholder's deficit:
    Common stock - 100 shares
      outstanding - $.01 par value                                             -                   -
    Capital in excess of par                                             192,635             192,635
    Accumulated deficit                                                 (277,879)           (278,977)
                                                                   --------------      --------------
        Total shareholder's deficit                                      (85,244)            (86,342)
                                                                   --------------      --------------
            Total liabilities and shareholder's deficit             $    346,699        $    226,121
                                                                   ==============      ==============

See Notes to Consolidated Financial Statements.

                                       SUN INTERNATIONAL NORTH AMERICA, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (In Thousands of Dollars)

                                                                          For the Year Ended December 31,
                                                              --------------------------------------------------------
                                                                   2001                 2000                 1999
                                                              --------------      ---------------      ---------------
Revenues:
    Casino and resort revenues                                 $          -        $     283,251        $     269,763
        Less promotional allowances                                       -              (25,288)             (26,632)
                                                              --------------      ---------------      ---------------
    Net casino and resort revenues                                        -              257,963              243,131
    Tour operations                                                  26,091               25,048               23,766
    Management fees and other                                        31,565               25,007               22,000
                                                              --------------      ---------------      ---------------
                                                                     57,656              308,018              288,897
                                                              --------------      ---------------      ---------------
Expenses:
    Casino and resort expenses                                            -              203,695              199,753
    Tour operations                                                  22,241               21,815               22,543
    Selling, general and administrative                              15,275               48,514               45,715
    Depreciation and amortization                                     4,445               18,714               18,219
    Restructuring expense                                               300                    -                    -
    Pre-opening expenses                                                  -                    -                5,398
    Purchase termination costs                                            -               11,202                    -
    Write-down of assets to be sold                                       -              229,208                    -
                                                              --------------      ---------------      ---------------
                                                                     42,261              533,148              291,628
                                                              --------------      ---------------      ---------------

Operating income (loss)                                              15,395             (225,130)              (2,731)
Other income (expenses):
    Interest income                                                   4,355                1,945                1,839
    Affiliated interest income                                        6,930                    -                    -
    Interest expense, net of capitalized interest                   (27,742)             (24,704)             (21,000)
    Other, net                                                         (684)                (687)                (729)
                                                              --------------      ---------------      ---------------
Loss before benefit (provision) for income taxes                     (1,746)            (248,576)             (22,621)
Benefit (provision) for income taxes                                  2,844               (1,080)              (2,845)
                                                              --------------      ---------------      ---------------
Net income (loss)                                              $      1,098        $    (249,656)       $     (25,466)
                                                              ==============      ===============      ===============

See Notes to Consolidated Financial Statements.

                                       SUN INTERNATIONAL NORTH AMERICA, INC.
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S DEFICIT
                               For the Years Ended December 31, 2001, 2000 and 1999
                                             (In Thousands of Dollars)

                                                                               Capital
                                                              Common          in excess          Accumulated
                                                              stock             of par             deficit               Total
                                                          -------------      -------------      ---------------      -------------

Balance at December 31, 1998                               $         -        $   193,008       $       (3,855)       $   189,153
Shares canceled                                                      -               (373)                   -               (373)
Net loss for year 1999                                               -                  -              (25,466)           (25,466)
                                                          -------------      -------------      ---------------      -------------
  Balance at December 31, 1999                                       -            192,635              (29,321)           163,314
Net loss for year 2000                                               -                  -             (249,656)          (249,656)
                                                          -------------      -------------      ---------------      -------------
  Balance at December 31, 2000                                       -            192,635             (278,977)           (86,342)
Net income for year 2001                                             -                  -                1,098              1,098
                                                          -------------      -------------      ---------------      -------------
  Balance at December 31, 2001                             $         -        $   192,635       $     (277,879)       $   (85,244)
                                                          =============      =============      ===============      =============

See Notes to Consolidated Financial Statements.

                                       SUN INTERNATIONAL NORTH AMERICA, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In Thousands of Dollars)

                                                                                  For the Year Ended December 31,
                                                                          -------------------------------------------------
                                                                               2001              2000             1999
                                                                          -------------     -------------     -------------
Cash flows from operating activities:
    Net income (loss )                                                    $      1,098      $   (249,656)     $    (25,466)
        Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
        Depreciation and amortization                                            4,445            18,714            18,219
        Amortization of debt discount and issue costs                            1,036               606               429
        Write-down of net assets held for sale                                       -           229,208                 -
        Write-off of Desert Inn purchase termination costs                           -            11,202                 -
        Utilization of deferred tax benefit                                     (3,874)                -                 -
        Loss on disposition of assets                                              684               687               729
        Provision for doubtful receivables                                          84             1,250             1,543
        Provision for discount on CRDA obligations, net                              -               799               587
        Net change in deferred tax liability                                         -               205               (30)
        Net change in working capital accounts:
            Receivables                                                           (645)           (3,284)           (1,131)
            Due from affiliates                                                 (4,558)              323            (7,443)
            Inventories and prepaid expenses                                       140               359            (1,628)
            Accounts payable and accrued liabilities                             4,039              (167)            2,945
        Net change in deferred charges                                          (1,849)           (1,293)             (288)
                                                                          -------------     -------------     -------------
            Net cash provided by (used in) operating activities                    600             8,953           (11,534)
                                                                          -------------     -------------     -------------

Cash flows from investing activities:
    Payments for major capital projects                                              -           (10,360)          (34,943)
    Operating capital expenditures                                              (1,393)           (9,047)          (11,408)
    Proceeds received from the sale of Resorts Atlantic City, net              120,850                 -                 -
    Acquisition of other fixed assets                                                -                 -            (9,433)
    Deposit refunded (paid) for proposed Desert Inn acquisition                      -             7,750           (16,117)
    Proceeds from sale of assets                                                 2,196               395             5,052
    Reclassification of cash to assets held for sale                                 -           (21,453)                -
    Other                                                                            -            (2,695)           (2,746)
                                                                          -------------     -------------     -------------
        Net cash provided by (used in) investing activities                    121,653           (35,410)          (69,595)
                                                                          -------------     -------------     -------------

Cash flows from financing activities:
    Borrowings                                                                 200,000             6,000            73,000
    Repayment of borrowings                                                    (79,063)           (1,908)           (8,710)
    Advances from (repayments to) affiliates                                  (235,132)              972            14,348
    Debt issue and modification costs                                           (6,250)                -                 -
                                                                          -------------     -------------     -------------
        Net cash provided by (used in) financing activities                   (120,445)            5,064            78,638
                                                                          -------------     -------------     -------------

Net increase (decrease) in cash and cash equivalents                             1,808           (21,393)           (2,491)
Cash and cash equivalents at beginning of period                                 1,276            22,669            25,160
                                                                          -------------     -------------     -------------
Cash and cash equivalents at end of period                                $      3,084      $      1,276      $     22,669
                                                                          =============     =============     =============
See Notes to Consolidated Financial Statements

                                       SUN INTERNATIONAL NORTH AMERICA, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General

Basis of Accounting
-------------------

Sun  International  North America,  Inc. ("SINA") was incorporated in the state of Delaware in 1958. As a result of a merger transaction,  SINA has been a wholly-owned  subsidiary of Sun International  Hotels Limited ("SIHL") since
December  1996.  SIHL, a developer and operator of premier  casinos,  resorts and luxury  hotels,  is a corporation organized  and existing  under the laws of the  Commonwealth  of The  Bahamas.  SINA is a holding  company  through which SIHL owns and operates its properties and  investments in the United States.  In these notes to  consolidated financial  statements,  the words "Company",  "we", "our" and "us" refer to SINA, together with its subsidiaries as the context may require.

We earn income based on the gross  revenues of a casino  operated by an  unaffiliated  entity in  Connecticut  (see below).  In addition,  we provide  management  services to certain of our  affiliated  companies  and we own a tour operator which  wholesales  tour packages and provides  reservation  services.  Prior to April 25, 2001, we owned a resort  and  casino  property  in  Atlantic  City,  New  Jersey  ("Resorts  Atlantic  City")  which  we  sold to an unaffiliated entity.

Connecticut
-----------

We have a 50% interest in, and are a managing partner of, Trading Cove Associates  ("TCA"),  a Connecticut  general partnership  that developed and until December 31, 1999, had a management  agreement (the  "Management  Agreement")
with the Mohegan Tribal Gaming Authority,  an  instrumentality  of the Mohegan Tribe of Indians of Connecticut (the
"Mohegan  Tribe")  to  operate a casino  resort  and  entertainment  complex  situated  in the town of  Uncasville,
Connecticut  (the  "Mohegan Sun  Casino").  The  Management  Agreement  which  covered  management,  marketing  and administrative  services,  provided  that TCA was entitled to receive  between 30% and 40% of the net  profits,  as defined,  of the Mohegan Sun Casino.  TCA is obligated to pay certain  amounts to its partners and certain of their affiliates,  as priority  payments.  These amounts are paid as TCA receives  sufficient cash to meet those priority distributions.

In 1998,  the Mohegan  Tribe  appointed  TCA to develop its $960 million  expansion of the Mohegan Sun Casino for a fee of $14  million.  In  addition,  TCA and the Mohegan  Tribe  entered  into an  agreement  (the  "Relinquishment
Agreement")  whereby it was agreed that effective  January 1, 2000,  TCA would turn over  management of the Mohegan
Sun Resort  Complex,  including its  expansion,  to the Mohegan  Tribe.  The term of the  Management  Agreement was seven years  beginning in October  1996,  the date the Mohegan Sun Casino  opened.  Pursuant to the  Relinquishment
Agreement,  the Management  Agreement was terminated and,  effective January 1, 2000, TCA receives payments of five percent of the gross  revenues of the Mohegan Sun Resort  Complex for a 15-year  period.  Pursuant to  subcontracts for management  services,  organization  and  administrative  services and marketing  services  provided to TCA, we receive certain priority payments from TCA.

Sun Resorts
------------

Through our  wholly-owned  subsidiary  Sun  International  Resorts,  Inc.,  we provide  general and  administrative support  services,  marketing  services,  travel  reservations and wholesale tour services for SIHL's properties in
The Bahamas.  To a much lesser extent,  we also provide travel reservation services for unaffiliated  properties in
The Bahamas.

Sale of Resorts Atlantic City
-----------------------------

On April 25, 2001, we sold Resorts  Atlantic City, a 644-room casino and hotel property,  to an affiliate of Colony
Capital LLC  ("Colony")  for a purchase  price of  approximately  $144  million,  including  accrued  interest (the
"Resorts Atlantic City Sale").  The proceeds  received from Colony consisted of approximately  $127 million in cash and an unsecured note receivable for $17.5 million (the  "Promissory  Note"),  bearing  interest at a rate of 12.5%
per annum.  Interest  is payable  semi-annually,  with the  option to pay  one-half  of the  interest  through  the issuance of additional  notes,  the principal  balance and all outstanding  interest of the note and the additional notes  to be paid in April  2008.  Of the  cash  proceeds,  $79  million  was  used to pay in full  the  borrowings outstanding  by Resorts  Atlantic City under a bank credit  facility (the  "Revolving  Credit  Facility").  Resorts
Atlantic City, along with SIHL and Sun  International  Bahamas Limited ("SIB"),  a wholly-owned  subsidiary of SIHL outside of SINA's  consolidated  group,  were co-borrowers  under the Revolving Credit Facility.  The remaining $48 million of cash  proceeds was advanced to SIB and was used to  permanently  reduce  borrowings  outstanding  by SIB under that facility.

We entered into the  definitive  agreement to sell Resorts  Atlantic City in the fourth  quarter of 2000, and as of
December 31, 2000, we accounted for Resorts  Atlantic City as an investment  held for sale.  The carrying  value of the net assets to be disposed of was  reclassified to net assets held for sale on our  consolidated  balance sheets and, in the fourth  quarter of 2000,  we recorded a loss of $229.2  million  resulting  from the  write-down of net assets held for sale to their  realizable  value.  Therefore,  the net  proceeds  received  at closing  equaled the carrying value of the net assets  disposed of, and  accordingly,  except for interest  income earned during 2001 on the  proceeds,  there was no further gain or loss recorded as a result of the closing.  As of January 1, 2001,  the operations of Resorts Atlantic City are no longer included in our consolidated financial statements.

If this  transaction had been  consummated on January 1, 2000, on a pro forma basis,  our results of operations for the year ended  December  31,  2000 would be as follows  (unaudited):  Revenues - $46.2  million,  net loss - $22.0 million.  The pro forma  information  is not  necessarily  indicative  of future  results  or what our  results  of operation would actually have been had the Resorts Atlantic City Sale occurred at the beginning of the year.

Components of net assets held for sale as of December 31, 2000 are as follows (in thousands of US dollars):

         Current assets                              $    34,534
         Non-current assets                              173,233
         Current liabilities                             (26,989)
         Non-current liabilities                         (42,428)
                                                    -------------
                                                     $   138,350
                                                    =============

Pursuant to the terms of the Resorts  Atlantic City Sale, we granted  Colony a two-year  option (the "Atlantic City
Option")  to acquire  certain  undeveloped  real estate  which we own,  adjacent to Resorts  Atlantic  City,  for a purchase  price  of $40  million,  which  option  can be  extended  for  an  additional  two  years  under  certain circumstances.  The net carrying  value of the land  included in the  Atlantic  City Option is included in property and equipment in the accompanying  consolidated  balance sheets.  Effective April 25, 2001, the closing date of the
Resorts  Atlantic  City Sale,  Colony  leases from us certain of the property  included in the Atlantic City Option for $100,000 per month.

On October 15,  2001,  interest  due from Colony on the  Promissory  Note  amounted  to  approximately  $1 million.
Colony  elected  to pay one half of the  interest  in cash,  while  paying  one half  through  the  issuance  of an additional  note (the "Accrued  Interest  Note").  Accordingly,  effective  October 15, 2001,  the total  principal amount due from Colony on the Promissory Note and the Accrued Interest Note was approximately $18.0 million.

Termination of Desert Inn Acquisition Agreement
-----------------------------------------------

On March 2, 2000, SIHL and Starwood Hotels and Resorts Worldwide Inc.  ("Starwood")  announced that they had agreed to terminate  their  agreement (the  "Termination  Agreement")  under which we were to acquire the Desert Inn Hotel and Casino in Las Vegas (the "Desert Inn") for $275 million.  In connection  with the proposed  acquisition  of the
Desert  Inn,  we had  previously  placed a $15 million  deposit  with  Starwood  (the  "Deposit").  Pursuant to the
Termination  Agreement,  the  amount,  if any,  that we would be  required to pay from the Deposit was based on the ultimate sales price of the Desert Inn to another party.

In June 2000,  Starwood  closed on the sale of the Desert Inn for  approximately  $270 million,  subject to certain post-closing  adjustments,  to an unrelated  party.  As a result,  we were required to pay to Starwood $7.2 million from the  Deposit.  The  remaining  $7.8  million  of the  Deposit  was  refunded  to us in August  2000.  Purchase termination  costs in the  accompanying  consolidated  statement  of  operations  included the $7.2 million paid to
Starwood and $4.0 million of further costs related to the Desert Inn transaction.

Trading Cove New York
---------------------

Through a  wholly-owned  subsidiary,  we own 50% of  Trading  Cove New  York,  LLC  ("TCNY"),  a  Delaware  limited liability  company.  In  March  2001,  TCNY  entered  into  a  Development  Services  Agreement  (the  "Development
Agreement")  with  the  Stockbridge-Munsee  Band  of  Mohican  Indians  (the  "Stockbridge-Munsee  Tribe")  for the
development  of a casino  project (the  "Project") in the Catskill  region of the State of New York (the  "State").
The  Development  Agreement  was amended  and  restated in February  2002.  The  Stockbridge-Munsee  Tribe does not currently  have  reservation  land  in the  State,  but is  federally  recognized  and  operates  a  casino  on its reservation  in Wisconsin  and has a land claim pending in the U. S.  District  Court for the Northern  District of
New York against the State.

Pursuant to the Development  Agreement,  as amended,  TCNY will provide preliminary funding,  certain financing and exclusive  development  services to the  Stockbridge-Munsee  Tribe in conjunction with the Project. As compensation for these  services,  TCNY will earn a fee of 5% of revenues,  as defined in the Development  Agreement,  beginning with the  opening of the  Project  and  continuing  for a period of twenty  years.  TCNY has  secured  land  and/or options on  approximately  400 acres of property in the Town of Thompson,  County of Sullivan  (the  "County"),  of
which  approximately  333 acres is currently  designated for the Project.  In February 2002, the Tribe filed a Land to Trust  Application  with the U.S.  Department of the  Interior,  Bureau of Indian  Affairs (the "BIA"),  for the
Project site  properties.  Should the BIA approve the Land to Trust  Application and the  Stockbridge-Munsee  Tribe
obtain other  required  approvals,  the land could be taken into trust by the Federal  Government  on behalf of the
Stockbridge-Munsee Tribe for the purpose of conducting Class III Gaming.

In October 2001, the State enacted  legislation  authorizing up to three Class III Native  American  casinos in the counties of Sullivan  and Ulster and three  Native  American  casinos in western New York  pursuant to Tribal State
Gaming Compacts to be entered into by the State and applicable Native American tribes.

In January  2002,  the  Stockbridge-Munsee  Tribe entered into an agreement  with the County  pursuant to which the
Stockbridge-Munsee  Tribe will make certain  payments to the County to mitigate any  potential  impacts the Project may have on the County and other local government  subdivisions  within the County.  The payments will not commence until after the opening of the Project.

The Project is contingent  upon the receipt of numerous  federal,  state and local  approvals to be obtained by the
Stockbridge-Munsee  Tribe,  including the execution of a Class III Gaming Compact with the State,  which  approvals are beyond the control of TCNY.  We can make no  representation  as to whether any of the required  approvals  will be obtained by the Stockbridge-Munsee Tribe.

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------

The  consolidated  financial  statements  include  the  accounts  of SINA  and our  subsidiaries.  All  significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial  statements in conformity with accounting  principles generally accepted in the United
States  requires us to make estimates and  assumptions  that affect the reported  amounts of assets and liabilities and  disclosure of contingent  assets and  liabilities  at the date of the  financial  statements  and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

We provide allowances for doubtful accounts arising from casino,  hotel and other services,  which are based upon a specific  review of  certain  outstanding  receivables.  In  determining  the  amounts  of the  allowances,  we are required  to make  certain  estimates  and  assumptions  and actual  results may differ  from those  estimates  and assumptions.

Revenue Recognition
-------------------

We recognize the net win from casino gaming  activities (the  difference  between gaming wins and losses) as gaming revenues.  Revenues from hotel and related  services are  recognized at the time the related  service is performed.
Revenues from tour  operations  include  commissions on the sale of travel  reservations  and are recognized at the time  of  departure.  Management  fees  and  other  operating  revenues  include  fees  charged  to  unconsolidated affiliates  primarily  for  executive  management  services.  Revenues  are  recorded  at the time the  service  is performed.

Promotional Allowances
----------------------

The retail value of  accommodations,  food,  beverage and other  services  provided to customers  without charge is included in gross revenues and deducted as promotional  allowances.  The estimated  departmental costs of providing such promotional allowances for the years ended December 31 are included in casino and resort expenses as follows:

         (In Thousands of Dollars)                         2001              2000             1999
                                                        -----------      ------------      -----------

         Rooms                                          $        -       $     8,407       $    5,536
         Food and beverage                                       -            15,502           14,634
         Other                                                   -             3,201            6,704
                                                        -----------      ------------      -----------
                                                        $        -       $    27,110       $   26,874
                                                        ===========      ============      ===========

Promotional allowances in the years 2000 and 1999 related to Resorts Atlantic City.

Derivative Financial Instruments
--------------------------------

In June 1998, the Financial  Accounting  Standards Board ("FASB") issued Statement of Financial Accounting Standard
("SFAS") No. 133  "Accounting  for  Derivative  Instruments  and Hedging  Activities"  ("SFAS  133").  SFAS 133, as
amended,  is effective for fiscal years  beginning  after June 15, 2000.  SFAS 133 requires  that every  derivative instrument  be recorded in the balance  sheet as either an asset or liability  measured at its fair value.  Changes in the  derivative's  fair values will be recognized in income unless specific hedge  accounting  criteria are met.
As we had no derivative  instruments  as of December 31, 2001, the effect of adopting SFAS 133 had no impact on our consolidated financial statements.

Cash Equivalents
----------------

We consider all of our short-term  money market  securities  purchased with original  maturities of three months or less to be cash equivalents.

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

Goodwill
--------

Prior to January 1, 2002,  goodwill was  amortized  on a straight  line basis over 40 years.  Amortization  expense included in the accompanying  consolidated  statements of operations related to goodwill was $-0-, $2.6 million and
$2.6  million for the years ended  December  31, 2001,  2000 and 1999,  respectively.  We will account for goodwill under SFAS 142 effective January 1, 2002.

Capitalized Interest
--------------------

Interest is capitalized on construction  expenditures  and land under  development at the weighted average interest rate of our long-term debt.  Interest costs of $907,000 were capitalized in the year ended December 31, 1999.

Casino Reinvestment Development Authority ("CRDA") Obligations
--------------------------------------------------------------

Under the New Jersey Casino Control Act, we were  obligated to purchase CRDA bonds based on gross  revenues  earned at Resorts  Atlantic City that bore a below-market  interest rate, or make an  alternative  qualifying  investment.
We charged to expense an estimated  discount  related to CRDA investment  obligations as of the date the obligation arose based on fair market interest rates of similar quality bonds in existence as of that date.

The  discount  on CRDA bonds  purchased  was  amortized  to  interest  income  over the life of the bonds using the effective interest rate method.  All of our CRDA bonds were disposed of as part of the Resorts Atlantic City Sale.

Long Lived Assets
-----------------

We review our long lived assets and certain related  intangibles for impairment  whenever  changes in circumstances indicate that the carrying amount of an asset may not be fully  recoverable.  If changes in circumstances  indicate that the  carrying  amount of an asset  that we expect to hold and use may not be  recoverable,  future  cash flows expected to result from the use of the asset and its disposition must be estimated.  If the  undiscounted  value of the future cash flows is less than the carrying  amount of the asset,  an  impairment  would be  recognized.  We do not  believe  that any such  changes  have  occurred  except as  previously  described  as a result of the  Resorts
Atlantic City Sale and the Atlantic City Option.

Income Taxes
------------

We file consolidated United States federal income tax returns.

We account for income taxes in accordance with SFAS No. 109,  "Accounting  for Income Taxes".  Under this standard, deferred tax assets and  liabilities  are determined  based on the difference  between the financial  reporting and tax bases of assets and  liabilities  at  enacted  tax rates.  A  valuation  allowance  is  recognized  based on an estimate of the likelihood that some portion or all of the deferred tax asset will not be realized.

Comprehensive Income
--------------------

Comprehensive income is equal to net income (loss) for all periods presented.

Recent Accounting Pronouncements
--------------------------------

In June 2001, FASB issued SFAS No. 141,  "Business  Combinations"  ("SFAS 141") and SFAS No. 142 "Goodwill and Other
Intangible  Assets" ("SFAS 142").  SFAS 141 requires all business  combinations  initiated after June 30, 2001 to be accounted for using the purchase  method.  SFAS 142 is effective for fiscal years  beginning after December 15, 2001 with respect to goodwill recognized on an entity's balance sheet as of the beginning of that fiscal year. Under SFAS
142 goodwill will no longer be  amortized,  but rather tested at least  annually for  impairment  using a fair value based test. A loss  resulting  from  impairment of such  goodwill  should be recognized as the effect of a change in accounting  principal  in the  initial  period of adopting  SFAS 142.  In  subsequent  reporting  periods,  goodwill impairment  losses are to be  recognized  on a separate  line item on the income  statement  included in income from operations.  As a result of the Resorts  Atlantic City Sale, all of the goodwill  previously  recognized by SINA was written off in its entirety in the fourth quarter of 2000. Therefore, this new pronouncement currently has no impact on our consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement  Obligations."  This  pronouncement addresses  financial  accounting  and  reporting  for  obligations  associated  with  the  retirement  of  tangible long-lived  assets and the associated asset retirement  costs.  SFAS No. 143 is effective for financial  statements issued for fiscal  years  beginning  after June 15,  2002.  We believe the adoption of SFAS No. 143 will not have a material impact on our consolidated financial statements.

In August 2001,  the FASB issued SFAS No. 144,  "Accounting  for the  Impairment or Disposal of Long-Lived  Assets"
effective for fiscal years  beginning  after  December 15,  2001. For long-lived  assets to be held and used,  SFAS
No. 144 retains the existing  requirements  to (a)  recognize an impairment  loss only if the carrying  amount of a long-lived  asset is not  recoverable  from its  undiscounted  cash flows and (b) measure an impairment loss as the difference  between the carrying  amount and the fair value of the asset.  SFAS No. 144  establishes one accounting model to be used for  long-lived  assets to be  disposed  of by sale.  We do not expect that the effect of adopting
SFAS No. 144 will have a material effect on our consolidated financial statements.

NOTE 3 - Receivables

Components of receivables were as follows:

                                                                          December 31,
                                                                   ----------------------------
         (In Thousands of Dollars)                                     2001             2000
                                                                   -----------      -----------

         Interest Receivable                                        $     481        $       -
         Trade Receivable                                                 372              569
         Other                                                            746              988
                                                                   -----------      -----------
                                                                        1,599            1,557
         Less allowance for doubtful accounts                            (122)            (123)
                                                                   -----------      -----------
                                                                    $   1,477        $   1,434
                                                                   ===========      ===========

NOTE 4 - Property and Equipment

Components of property and equipment were as follows:

                                                                         December 31,
                                                                --------------------------------
 (In Thousands of Dollars)                                           2001               2000
                                                                -------------      -------------

Land held for investment, development or resale                 $     31,424        $    37,254
Land and land rights                                                  22,151             18,623
Land improvements                                                          -                299
Buildings and leasehold improvements                                   3,743              2,468
Furniture, machinery and equipment                                    14,478             11,670
Construction in progress                                                 160              5,330
                                                                -------------      -------------
                                                                      71,956             75,644
Less accumulated depreciation                                         (8,805)            (5,108)
                                                                -------------      -------------
    Net property and equipment                                  $     63,151        $    70,536
                                                                =============      =============

There were no  capitalized  interest  costs in the years 2001 and 2000,  however,  interest costs of $907,000  were capitalized  in 1999.  Certain of our land held for  investment,  development  or resale was  placed  into  service during 2001 as it is included in the land leased to Colony.

NOTE 5 - Accounts Payable and Accrued Liabilities

Components of accounts payable and accrued liabilities were as follows:

                                                                                  December 31,
                                                                         --------------------------------
         (In Thousands of Dollars)                                            2001               2000
                                                                         -------------      -------------

         Accrued payroll and related taxes and benefits                   $     4,342        $     3,659
         Trade payables                                                         2,554              5,458
         Customer deposits and unearned revenues                                5,338              6,247
         Accrued interest                                                      12,005              3,673
         Other accrued liabilities                                              8,196              9,177
                                                                         -------------      -------------
                                                                          $    32,435        $    28,214
                                                                         =============      =============

NOTE 6- Deferred Charges and Other Assets

Components of deferred charges and other assets were as follows:

                                                              December 31,
                                                     --------------------------------
         (In Thousands of Dollars)                        2001               2000
                                                     -------------      -------------

         Debt issue costs                             $     9,898        $     4,677
         Trading Cove New York                              1,523                  -
         Mohegan Sun Casino                                 1,329              1,259
         Other                                                  -                140
                                                     -------------      -------------
                                                      $    12,750        $     6,076
                                                     =============      =============

NOTE 7 - Long-Term Debt

Components of long-term debt were as follows:

                                                              December 31,
                                                     --------------------------------
         (In Thousands of Dollars)                        2001               2000
                                                     -------------      -------------

         9% Notes                                     $   200,000        $   200,000
           Unamortized discount                              (581)              (663)
                                                     -------------      -------------
                                                          199,419            199,337
         8 7/8% Notes                                     200,000                  -
         Revolving Credit Facility                              -             79,000
         Other                                                 89                141
                                                     -------------      -------------
                                                          399,508            278,478
         Less current maturities                              (70)               (58)
                                                     -------------      -------------
                                                      $   399,438        $   278,420
                                                     =============      =============

9% Notes
--------

The 9%  senior  subordinated  unsecured  notes  due  2007  (the  "9%  Notes")  are  unconditionally  guaranteed  by substantially  all of the  wholly-owned  subsidiaries of SIHL.  Interest on the 9% Notes is payable on March 15 and
September 15 in each year.  The Indenture for the 9% Notes contains  certain  covenants,  including  limitations on the ability of the issuers and the  guarantors  to, among other things:  (i) incur  additional  indebtedness,  (ii)
incur certain liens,  (iii) engage in certain  transactions with affiliates and (iv) pay dividends and make certain other payments.

8 7/8%  Notes
-------------

On August  14,  2001,  SIHL and SINA  (the  "Issuers")  issued  $200  million  principal  amount  of 8 7/8%  senior subordinated  unsecured  notes due 2011 (the "8 7/8 Notes")  which,  after  costs,  resulted in net proceeds to the
Issuers of approximately  $194 million.  The 8 7/8% Notes,  which are unsecured  obligations,  are  unconditionally guaranteed by substantially  all of the wholly-owned  subsidiaries of the Issuers (the  "Guarantors").  Interest on
the 8 7/8 % Notes is  payable  on August 15 and  February  15 in each  year,  commencing  February  15,  2002.  The
Indenture for the 8 7/8% Notes  contains  certain  covenants,  including  limitations on the ability of the Issuers and the Guarantors to, among other things: (i) incur additional  indebtedness,  (ii) incur certain liens, and (iii)
make certain other restricted payments.

All of proceeds  received  from the  issuance of the 8 7/8% Notes were  advanced  to SIB to further  repay  amounts outstanding by SIB under the Revolving  Credit  Facility.  Therefore,  interest expense related to the 8 7/8% Notes is offset by affiliated interest income from SIB.

Supplemental Condensed Consolidating Financial Statements
---------------------------------------------------------

Supplemental  condensed  consolidating  financial  statements  of SIHL as the  parent  company  and other  guarantor subsidiaries, as required under Rule 3-10 of Regulation S-X, will be filed with the SEC as part of SIHL's Form 20-F.

CIBC Revolving Credit Facility
------------------------------

SINA was a  co-borrower  along with SIHL and SIB under the  previous  Revolving  Credit  Facility.  On November 13,
2001,  SIHL, SINA and SIB, as  co-borrowers,  entered into a Fourth Amended and Restated Credit Facility (the "CIBC
Revolving  Credit  Facility") with a syndicate of banks (the  "Lenders"),  with Canadian  Imperial Bank of Commerce
("CIBC")  acting as  administrative  agent.  The  borrowings  then-outstanding  on the  previous  Revolving  Credit
Facility,  all of which were  reflected on the balance  sheet of SIB, were paid in full.  Under the CIBC  Revolving
Credit  Facility,  the maximum amount of borrowings  that may be outstanding  is $200 million.  An additional  $150 million of borrowings may be available under certain circumstances, subject to approval by all of the Lenders.

Loans under the CIBC Revolving  Credit  Facility bear interest at (i) the higher of (a) CIBC's base rate or (b) the
Federal  Funds rate plus 1/2 of one percent,  in either case plus an  additional  0.25% to 1.75% based on a debt to earnings  ratio during the period,  as defined (the  "Leverage  Ratio") or (ii) LIBO rate plus 1.25% to 2.75% based on the Leverage  Ratio.  After each drawdown on the CIBC  Revolving  Credit  Facility,  interest is due every three months for the first six months and is due monthly  thereafter.  Loans  under the CIBC  Revolving  Credit  Facility may be prepaid and  reborrowed at any time and are due in full in November  2006.  Commitment  fees are  calculated at per annum rates ranging from 0.25% to 0.50%,  based on the Leverage Ratio,  applied to the undrawn amount of the
CIBC Revolving Credit Facility and are due quarterly.

The CIBC Revolving Credit Facility  contains  restrictive  covenants that include:  (a) restrictions on the payment of  dividends,  (b)  minimum  levels of  SIHL's  consolidated  earnings  before  interest  expense,  income  taxes, depreciation and amortization  ("EBITDA"),  and (c) a minimum  relationship  between SIHL's consolidated EBITDA and interest expense and debt.

As of December 31, 2001, all amounts  outstanding  under the CIBC Revolving Credit Facility have been drawn down by
SIB and are reflected on SIB's balance sheet.

8 5/8% Notes
------------

SINA is a co-issuer and guarantor,  with SIHL, on $100 million  senior  subordinated  unsecured  notes due December
2007  (the  "8  5/8%  Notes").  The 8  5/8%  Notes  are  unconditionally  guaranteed  by  substantially  all of the wholly-owned  subsidiaries  of SIHL.  Interest  on the 8 5/8% Notes is payable on June 15 and  December  15 of each year. The 8 5/8% Notes were issued  pursuant to a $300 million shelf  registration  for which $200 million is still available.  In  December  1997,  the $100  million  of cash was  drawn  down by and the  debt is  reflected  in the consolidated  financial  statements  of SIHL.  The  Indenture  for the 8 5/8%  Notes  contains  certain  covenants, including  limitations  on the  ability of the  issuers  and the  guarantors  to,  among  other  things:  (i) incur additional  indebtedness,  (ii) incur certain liens, (iii) engage in certain  transactions with affiliates and (iv)
pay dividends and make certain other payments.

Consent Solicitation of Noteholders
-----------------------------------

On July 10, 2001, SINA along with SIHL (together,  the "Companies"),  commenced a consent solicitation with holders of the  9.0%  Notes  and  holders  of the 8 5/8%  Notes.  The  Companies  sought  proposed  amendments  of  certain provisions of the indentures pursuant to which the 9% Notes and 8 5/8% Notes were issued.

The proposed  amendments  effectively  eliminate  (as of December 31, 2000,  the date the charge was  recorded) the impact of $199.2  million  of the total  $229.2  million  loss  recorded  by SINA in  connection  with the  Resorts
Atlantic  City  Sale,  for  purposes  of  determining  the  ability  of SIHL  and its  affiliates  to make  certain investments,  such as certain minority investment in joint ventures. In addition,  the amendments  increased,  from
2.0:1 to 2.5:1,  the  Consolidated  Coverage  Ratio  (consolidated  EBITDA to fixed  payments,  as  defined  in the indentures)  required in order for the Companies to incur additional  indebtedness.  The consent  solicitation,  as amended and extended, was finalized on July 23, 2001.

On July 24, 2001, the Companies  announced that they had received the requisite  consents from the holders of their
9% Notes  and 8 5/8%  Notes.  Accordingly,  the  Companies  and the  trustee  under  the  indentures  executed  and delivered  supplemental  indentures  containing  the  amendments  described  in the amended  consent  solicitation.
Pursuant to the consent  solicitation,  the  Companies  paid a total of $1.5 million in consent  payments.  Of this amount, we paid our proportionate share of $1.0 million to holders of our 9% Notes.

NOTE 8 - Shareholder's Deficit

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

NOTE 9 - Related Party Transactions

Due from Affiliates
-------------------

At December 31, 2001, amounts due from affiliates  includes  non-interest  bearing,  due on demand advances made to certain  unconsolidated  affiliated companies of $29.7 million and payments due from TCA related to the Mohegan Sun
Casino of $12.0  million.  At  December  31, 2000  amounts due from  affiliates  represents  payments  due from TCA related to Mohegan Sun Casino.

Due from Affiliate - Non-current
--------------------------------

Due from affiliate - non-current  relates to the proceeds  received from the 8 7/8% Notes we issued in August 2001.
All of the  proceeds  were  advanced to SIB and were used to pay down  borrowings  by SIB on the  Revolving  Credit
Facility.

Due to Affiliates
-----------------

At December 31, 2000, amounts due to affiliates  represent  non-interest  bearing,  due on demand advances received from affiliates.

Management Fees and Other
--------------------------

We earn fees in accordance with an agreement to provide management  services to certain  unconsolidated  affiliated companies.  For the years ended  December 31,  2001,  2000 and 1999,  such fees  amounted to $15.1  million,  $15.3 million and $14.1 million, respectively.

We received  $15.6  million,  $5.9 million and $1.2 million in payments  from TCA related to the Mohegan Sun Casino for the years ended 2001, 2000 and 1999,  respectively.  Development  fees earned in 2001, 2000 and 1999 related to the Mohegan Sun Casino totaled $-0-,  $3.8 million and $6.7 million, respectively.

Affiliated Interest Income
--------------------------

Affiliated  interest  income  is  comprised  of  amounts  due from SIB and  relates  to the Due  from  Affiliate  -
Non-current described above.

NOTE 10 - Employee Benefit Plans

We  participate in a defined  contribution  plan covering  substantially  all of our non-union  employees.  We make contributions to this plan based on a percentage of eligible  employee  contributions.  Total expense for this plan was $237,000,  $861,000 and $844,000 in 2001,  2000 and 1999,  respectively.  The years 2000 and 1999 included plan expenses of Resorts Atlantic City.

In addition to the plan described  above,  union and certain other employees of Resorts  Atlantic City were covered by  multi-employer  defined  benefit  pension plans to which the  subsidiaries  make, or made,  contributions.  Our pension  expense  for these  plans  totaled  $1.6  million and $1.3  million in 2000 and 1999,  respectively.  As a result of the Resorts Atlantic City Sale, we no longer have union employees.

NOTE 11 - Restructuring Costs

Restructuring  costs in 2001 were  comprised of severance  payments  made to employees who were  terminated  due to lower occupancy levels at SIHL's properties in The Bahamas subsequent to September 11.

NOTE 12 - Income Taxes

In 2001, 2000 and 1999 the income tax provision was as follows :

                                                          For the Year Ended December 31,
                                                  ------------------------------------------------
         (In Thousands of Dollars)                    2001              2000               1999
                                                  -----------       -----------        -----------

         Current:
             Federal                              $   (4,306)        $    (303)         $   2,718
             State                                     1,462             1,178                157
                                                  -----------       -----------        -----------
                                                      (2,844)              875              2,875
         Deferred:
             Federal                                       -               205                (30)
                                                  -----------       -----------        -----------
                                                  $   (2,844)        $   1,080          $   2,845
                                                  ===========       ===========        ===========

Deferred income taxes reflect the net tax effects of temporary  differences  between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the deferred tax assets and liabilities were as follows:

                                                                                  December 31,
                                                                        ----------------------------------
         (In Thousands of Dollars)                                           2001                2000
                                                                        --------------      --------------

         Current tax assets:
           NOL carryforward                                              $      3,874                   -
                                                                        --------------      --------------
         Net current tax assets                                          $      3,874       $           -
                                                                        ==============      ==============

         Non-current deferred tax liabilities:
             Basis differences on land held for investment,
               development or resale                                     $          -       $      (2,300)
             Basis differences on property and equipment                         (640)                  -
                                                                        --------------      --------------
                 Total deferred tax liabilities                                  (640)             (2,300)
                                                                        --------------      --------------

         Non-current deferred tax assets:
             NOL carryforwards                                                220,346             202,000
             Assets held for sale                                                   -              26,700
             Basis differences on land held for investment,
               development or resale                                            4,291                   -
             Basis differences on property and equipment                            -                 800
             Book reserves not yet deductible
               for tax return purposes                                          3,104               2,100
             Tax credit carryforwards                                           2,676               2,700
             Other                                                              2,349               4,000
                                                                        --------------      --------------
                Total deferred tax assets                                     232,766             238,300

         Valuation allowance for deferred tax assets                         (232,126)           (236,000)
                                                                        --------------      --------------
             Deferred tax asset, net of valuation allowance                       640               2,300
                                                                        --------------      --------------
         Net deferred tax liabilities                                    $          -        $          -
                                                                        ==============      ==============

Realization  of future tax benefits  related to deferred tax assets is dependent  on many  factors,  including  our ability to generate  future taxable  income.  The valuation  allowance is adjusted in the period we determine it is more  likely than not that  deferred  tax assets  will or will not be  realized.  We  considered  these  factors in reaching  our  conclusion  to release  approximately  $3.9  million of the  valuation  allowance  during the fourth quarter of 2001, which resulted in a benefit for income taxes.

The effective  income tax rate on net income (loss)  before income taxes varies from the statutory  federal  income tax rate as a result of the following factors:

                                                                             For the Year Ended December 31,
                                                                       ---------------------------------------------
                                                                          2001             2000             1999
                                                                       -----------      -----------      -----------

         Statutory federal income tax rate                                 (35.0%)          (35.0%)          (35.0%)
         State tax expense                                                  83.7%              .5%              .7%
         NOLs and temporary differences for which a
           valuation allowance has been provided                                -            34.1%            39.9%
         Release of valuation allowance relating to
           NOL carryforwards                                              (221.9%)               -                -
         Nondeductible expenses and taxable items                            5.5%              .3%             3.8%
         Other                                                               4.8%              .5%             2.5%
                                                                       -----------      -----------      -----------
          Effective income tax rate                                       (162.9%)             .4%            11.9%
                                                                       ===========      ===========      ===========

For federal income tax purposes,  we had NOL  carryforwards of approximately  $630 million at December 31, 2001, of which $226 million are  unrestricted  as to use.  However,  due to the change of  ownership  of SINA in 1996,  $404 million of these NOL carryforwards  (the "Pre-Change  NOLs") are limited in their availability to offset our future taxable  income.  As a result of these  limitations,  approximately  $11.3 million of  Pre-Change  NOLs will become available  for use each year through the year 2008;  an  additional  $8.4  million  will be available in 2009.  The remaining Pre-Change NOLs are expected to expire unutilized.

Our  restricted  NOLs expire as  follows:  $49  million in 2005,  $23  million in 2006,  $15 million in 2007 and $1 million in 2009.  Our  unrestricted  NOLs expire as follows:  $6 million in 2005,  $10 million in 2007, $57 million in 2008,  $8 million in 2011,  $57  million in 2012,  $33  million in 2019,  $18 million in 2020 and $37 million in
2021.

NOTE 13 - Supplemental Cash Flow Disclosures

Supplemental  disclosures  required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows"
are presented below.

                                                                      For the Year Ended December 31,
                                                               -----------------------------------------------
 (In Thousands of Dollars)                                        2001              2000              1999
                                                              ------------      ------------      ------------

Interest paid, net of capitalization                           $   20,020        $   24,577        $   20,819
Income taxes paid                                                   1,624               975               188

Non-cash investing and financing activities:
    Promissory Note issued to Colony in connection
      with the Resorts Atlantic City Sale                          17,500                 -                 -
    Accrued Interest Note issued to Colony                            518                 -                 -
    Property and equipment acquired under
      capital lease obligations                                        16             1,574               938
    Refinancing of capital lease obligation                             -                 -             1,444

NOTE 14 - Commitments and Contingencies

Litigation
----------

In the ordinary  course of business,  we are defendants in certain  litigation.  In our opinion,  based upon advice of counsel, the aggregate  liability,  if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

NOTE 15 - Fair Value of Financial Instruments

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

We used the following methods and assumptions in estimating fair value disclosures for financial  instruments:  (a)
Cash and cash  equivalents,  receivables,  due from  affiliates,  accounts  payable  and  accrued  liabilities  and variable rate debt. The amounts reported in the accompanying  consolidated  balance sheets  approximate fair value;
(b) Fixed-rate  debt:  Fixed rate debt is valued based upon published market  quotations,  as applicable.  The fair value of our fixed-rate debt at December 31, 2001 is  approximately  $388 million as compared to its carrying value of $399.4 million.

NOTE 16 - Segment, Geographic and Customer Information

The Company operates in one industry segment in the United States.

                                                    SCHEDULE II
                                                    -----------

                                       SUN INTERNATIONAL NORTH AMERICA, INC.
                                  CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                             (In Thousands of Dollars)

                                             Balance at          Additions                             Net assets          Balance at
                                              beginning          charged to         Deductions          held for             end of
                                              of period           expenses              (a)             sale (b)             period
                                            --------------      -------------      --------------     --------------      --------------

For the year ended December 31, 2001:
    Allowance for doubtful receivables
        Other (c)                          $          123      $          84      $          (85)    $            -      $          122
                                          ----------------    ---------------    ----------------    ---------------    ----------------
                                           $          123      $          84      $          (85)    $            -      $          122
                                          ================    ===============    ================    ===============    ================

For the year ended December 31, 2000:
    Allowance for doubtful receivables
        Gaming                            $         2,606      $       1,139      $         (853)    $       (2,892)     $            -
        Other (c)                                     102                111                 (56)               (34)                123
                                          ----------------    ---------------    ----------------    ---------------    ----------------
                                           $        2,708      $       1,250      $         (909)    $       (2,926)     $          123
                                          ================    ===============    ================    ===============    ================

For the year ended December 31, 1999:
    Allowance for doubtful receivables
        Gaming                             $        2,401      $       1,452      $       (1,247)    $            -      $        2,606
        Other (c)                                      35                 91                 (24)                 -                 102
                                          ----------------    ---------------    ----------------    ---------------    ----------------
                                           $        2,436      $       1,543      $       (1,271)    $            -      $        2,708
                                          ================    ===============    ================    ===============    ================

(a) Write-off of uncollectible accounts, net of recoveries.
(b) Reclassification of net assets held for sale related to the Resorts Atlantic City Sale.
(c) Relates to Sun Resorts tour operations.

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

3.        The following exhibits are filed herewith or incorporated by reference:

     Exhibit
     Numbers                                                      Exhibit
------------------    -------------------------------------------------------------------------------------------------

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

(4) (b) (1)           Form of Purchase  Agreement for $200,000,000  principal amounts of 9% Senior  Subordinated Notes due 2007 dated  March 5, 1997,  among  SIHL and SINA,  as  issuers,  Bear,  Stearns & Co.  Inc.,
                      Societe  Generale  Securities  Corporation and Scotia Capital Markets (USA) Inc., as purchasers, and various subsidiaries of SIHL, as guarantors.  (Incorporated by reference to Exhibit (4)(e)(1)
                      to  Registrant's  Form 10-K Annual  Report for the fiscal year ended December 31, 1996, in File
                      No. 1-4748.)

(4) (b) (2)           Form of  Indenture  dated as of March 10,  1997,  between  SIHL and SINA,  as  issuers,  various subsidiaries of SIHL, as guarantors,  and The Bank of New York, as trustee, with respect to
                      $200,000,000  principal amount of 9% Senior Subordinated Notes due 2007 and exhibits thereto.
                      (Incorporated by reference to Exhibit (4)(e)(2) to Registrant's Form 10-K Annual Report for the
                      fiscal year ended December 31, 1996, in File No. 1-4748.)

(4) (b) (3)           Supplemental  Indenture dated as of July 23, 2001 to Indenture dated as of March 10, 1997 to the
                      9%  $200,000,000  Senior  Subordinated  Notes due 2007.  (Incorporated  by  reference to Exhibit
                      (99)(a) to registrant's Form 8-K Current Report dated July 23, 2001.)

(4) (b) (4)           Supplemental  Indenture  dated as of September 19, 2001 to Indenture  dated as of March 10, 1997 to the 9%  $200,000,000  Senior  Subordinated  Notes due 2007.  (Incorporated  by  reference  to
                      Exhibit (99)(b) to registrant's Form 8-K Current Report dated September 19, 2001.)

(4)(b) (5)            Form of Registration Rights Agreement dated as of March 5, 1997, by and among SIHL and SINA, as issuers,  various  subsidiaries of SIHL, as guarantors,  and Bear,  Stearns & Co. Inc.,
                      Societe  Generale  Securities  Corporation  and Scotia  Capital  Markets (USA) Inc., as purchasers.

(4) (b) (6)           Form  of  Inter-Borrower  Agreement  dated  as  of  March  10,  1997,  between  SIHL  and  SINA.
                      (Incorporated by reference to Exhibit  (4)(e)(4) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996, in File No. 1-4748.)

(4) (b) (7)           Supplemental  Indenture  dated as of July 23, 2001 to Indenture dated as of December 10, 1997 to the 8.625%  $100,000,000  Senior  Subordinated  Notes due 2007.  (Incorporated  by  reference to
                      Exhibit (99)(b) to registrant's Form 8-K Current Report dated July 23, 2001.)

(4) (b) (8)           Supplemental  Indenture  dated as of September  19, 2001 to  Indenture  dated as of December 10,
                      1997 to the 8.625% $100,000,000  Senior Subordinated Notes due 2007.  (Incorporated by reference to Exhibit (99)(c) to registrant's Form 8-K Current Report dated September 19, 2001.)

(4) (b) (9)           Form of  Indenture  dated as of August 14,  2001,  between  SIHL and SINA,  as issuers,  various subsidiaries  of SIHL,  as  guarantors,  and The Bank of New York,  as trustee,  with respect to
                      $200,000,000  principal amount of 8 7/8% Senior  Subordinated  Notes due 2011.  (Incorporated by
                      reference to Exhibit (4)(a) to registrant's Form 8-K Current Report dated August 14, 2001.)

(4) (b) (10)          Supplemental  Indenture  dated as of September 19, 2001 to Indenture dated as of August 14, 2001 to the 8 7/8% $200,000,000  Senior  Subordinated  Notes due 2011.  (Incorporated by reference to
                      Exhibit (99)(a) to registrant's Form 8-K Current Report dated September 19, 2001.)

(4) (b) (11)          Form of Registration  Rights  Agreement dated as of August 14, 2001, by and among SIHL and SINA, as issuers,  various  subsidiaries of SIHL, as guarantors,  and Deutsche Banc Alex.  Brown Inc.,
                      Bear Stearns & Co. Inc., CIBC World Markets Corp.,  Banc of America  Securities LLC, Wells Fargo
                      Brokerage  Services,  LLC,  Fleet  Securities,  Inc.,  and The Royal Bank of  Scotland  PLC,  as
                      purchasers.  (Incorporated  by  reference  to Exhibit  (4)(b) to  registrant's  Form 8-K Current
                      Report dated August 14, 2001.)

(10) (a)              Termination  Agreement  among  Sheraton  Desert  Inn  Corporation,   Starwood,  Sheraton  Gaming
                      Corporation,  SIHL and Sun International Nevada, Inc. dated as of February 29, 2000, terminating the  Asset  and  Land  Purchase  Agreement  among  the  parties,  dated  as  of  May  17,  1999.
                      (Incorporated  by reference to Exhibit 2 to SIHL's Form 6-K Current Report dated March 17, 2000, in File No. 1-04226.)

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

(10) (c)              Resorts  Retirement  Savings Plan,  dated January 1, 2000.  (Incorporated by reference to Exhibit
                      (10)(c) to  registrant's  Form 10-K Annual  Report for the year ended  December 31, 2000 in File
                      No. 1-4748.)

(10) (d)              Purchase  Agreement among SINA as parent,  GGRI, Inc., as Seller and Colony as Buyer dated as of
                      October  30,  2000.  (Incorporated  by  reference  to  Exhibit  (10) to  registrant's  Form 10-Q
                      Quarterly Report for the quarter ended September 30, 2000 in File No. 1-4748.)

(10) (e)              Promissory  Note  for  $17,500,000  between  SINA  and  Colony  dated  as  of  April  25,  2001.
                      (Incorporated by reference to Exhibit 2 of Sun International  Hotel Limited's Form 6-K dated May
                      3, 2001 in file number 1-04226.)

(10) (f)              Fourth Amended and Restated  Revolving Credit Facility dated as of November 13, 2001 among SIHL,
                      SINA and SIB and  various  financial  institutions  as Lenders,  and CIBC as the  administrative agent.  (Incorporated  by reference to Exhibit (10) to registrant's  Form 10-Q Quarterly  Report for the quarter ended September 30, 2001, in File No. 1-4748.)

(99)                  Letter from the Registrant to the SEC regarding representations made by
                      Arthur Andersen LLP.

Registrant  agrees to file with the  Securities  and Exchange  Commission,  upon request,  copies of any instrument defining the rights of the holders of its consolidated long-term debt.

(b)      Reports on Form 8-K

         No Current  Reports on Form 8-K were filed during the fourth  quarter of 2001.  No  amendments  to  previously  filed
         Forms 8-K were filed during the fourth quarter of 2001.

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

                                                             SUN INTERNATIONAL NORTH AMERICA, INC.
                                                                                  (Registrant)

Date: April 1, 2002                                          By    /s/John R. Allison
                                                                   --------------------------------------------------
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

     By  /s/John R. Allison                                  April 1, 2002
         ---------------------------------------------
         John R. Allison
         Director

     By  /s/Charles D. Adamo                                 April 1, 2002
         ---------------------------------------------
         Charles D. Adamo
         Director

                                                    EXHIBIT INDEX

     Exhibit                                                                  Reference to previous
     Number                        Exhibit                                  filing or this Form 10-K
------------------  --------------------------------------  ----------------------------------------------------------

(3) (a) (1)         Restated Certificate of                 Incorporated   by   reference   to  Exhibit  (3)  (a)  to
                    Incorporation of SINA.                  Registrant's  Form 10-Q Quarterly  Report for the quarter
                                                            ended June 30, 1996, in File No. 1-4748.

(3) (a) (2)         Certificate of Amendment of Restated    Incorporated  by  reference  to  Exhibit  (3)  (a) (2) to
                    Certificate of Incorporation of SINA.   Registrant's  Form 10-K Annual Report for the fiscal year
                                                            ended December 31, 1996, in File No. 1-4748.

(3) (b)             Amended and Restated By-Laws of SINA.   Incorporated   by   reference   to  Exhibit  (3)  (b)  to
                                                            Registrant's  Form 10-Q Quarterly  Report for the quarter
                                                            ended June 30, 1996, in File No. 1-4748.

(4) (a)             See Exhibits (3) (a) (1), (3) (a)
                    (2) and (3) (b) as to the rights of
                    holders of Registrant's common stock.

(4) (b) (1)         Form of Purchase Agreement for          Incorporated by reference to Exhibit (4)(e)(1) to
                    $200,000,000 principal amounts of 9%    Registrant's Form 10-K Annual Report for the fiscal year
                    Senior Subordinated Notes due 2007      ended December 31, 1996, in File No. 1-4748.
                    dated March 5, 1997, among SIHL and
                    SINA, as issuers, Bear, Stearns &
                    Co. Inc., Societe Generale
                    Securities Corporation and Scotia
                    Capital Markets (USA) Inc., as
                    purchasers, and various subsidiaries
                    of SIHL, as guarantors.

(4) (b) (2)         Form of Indenture dated as of March     Incorporated by reference to Exhibit (4)(e)(2) to
                    10, 1997, between SIHL and SINA, as     Registrant's Form 10-K Annual Report for the fiscal year
                    issuers, various subsidiaries of        ended December 31, 1996, in File No. 1-4748.
                    SIHL, as guarantors, and The Bank of
                    New York, as trustee, with respect to
                    $200,000,000 principal amount of 9%
                    Senior Subordinated Notes due 2007
                    and exhibits thereto.

(4) (b) (3)         Supplemental Indenture dated as of      Incorporated by reference to Exhibit (99)(a) to
                    July 23, 2001 to Indenture dated as     registrant's Form 8-K Current Report dated July 23, 2001.
                    of March 10, 1997 to the 9%
                    $200,000,000 Senior Subordinated
                    Notes due 2007.

(4) (b) (4)         Supplemental Indenture dated as of      Incorporated by reference to Exhibit (99)(b) to
                    September 19, 2001 to Indenture         registrant's Form 8-K Current Report dated September 19,
                    dated as of March 10, 1997 to the 9%    2001.
                    $200,000,000 Senior Subordinated
                    Notes due 2007.

(4) (b) (5)         Form of Registration Rights
                    Agreement dated as of March 5, 1997,
                    by and among SIHL and SINA, as
                    issuers, various subsidiaries of
                    SIHL, as guarantors, and Bear, Stearns
                    & Co. Inc., Societe Generale
                    Securities Corporation and Scotia
                    Capital Markets (USA) Inc., as
                    purchasers.

(4) (b) (6)         Form of Inter-Borrower Agreement        Incorporated   by  reference  to  Exhibit   (4)(e)(4)  to
                    dated as of March 10, 1997, between     registrant's  Form 10-K Annual Report for the fiscal year
                    SIHL and SINA.                          ended December 31, 1996, in File No. 1-4748.

(4) (b) (7)         Supplemental Indenture dated as of      Incorporated   by   reference   to  Exhibit   (99)(b)  to
                    July 23, 2001 to Indenture dated as     registrant's Form 8-K Current Report dated July 23, 2001.
                    of December 10, 1997 to the 8.625%
                    $100,000,000 Senior Subordinated
                    Notes due 2007.

(4) (b) (8)         Supplemental Indenture dated as of      Incorporated   by   reference   to  Exhibit   (99)(c)  to
                    September 19, 2001 to Indenture         registrant's  Form 8-K Current Report dated September 19,
                    dated as of December 10, 1997 to the    2001.
                    8.625% $100,000,000 Senior
                    Subordinated Notes due 2007.

(4) (b) (9)         Form of Indenture dated as of August    Incorporated   by   reference   to   Exhibit   (4)(a)  to
                    14, 2001, between SIHL and SINA, as     registrant's  Form 8-K Current  Report  dated  August 14,
                    issuers, various subsidiaries of        2001.
                    SIHL, as guarantors, and The Bank of
                    New York, as trustee, with respect
                    to $200,000,000 principal amount of
                    8 7/8% Senior Subordinated Notes due
                    2011.

(4) (b) (10)        Supplemental Indenture dated as of      Incorporated   by   reference   to  Exhibit   (99)(a)  to
                    September 19, 2001 to Indenture         registrant's  Form 8-K Current Report dated September 19,
                    dated as of August 14, 2001 to the 8    2001.
                    7/8% $200,000,000 Senior
                    Subordinated Notes due 2011.

(4) (b) (11)        Form of Registration Rights             Incorporated   by   reference   to   Exhibit   (4)(b)  to
                    Agreement dated as of August 14,        registrant's  Form 8-K Current  Report  dated  August 14,
                    2001, by and among SIHL and SINA, as    2001.
                    issuers, various subsidiaries of
                    SIHL, as guarantors, and Deutsche
                    Banc Alex. Brown Inc., Bear Stearns
                    & Co. Inc., CIBC World Markets
                    Corp., Banc of America Securities
                    LLC, Wells Fargo Brokerage Services,
                    LLC, Fleet Securities, Inc., and The
                    Royal Bank of Scotland PLC, as
                    purchasers.

(10) (a)            Termination Agreement among Sheraton    Incorporated  by  reference  to Exhibit 2 to SIHL's  Form
                    Desert Inn Corporation, Starwood,       6-K  Current  Report  dated March 17,  2000,  in File No.
                    Sheraton Gaming Corporation, SIHL       1-04226.
                    and Sun International Nevada, Inc.
                    dated as of February 29, 2000,
                    terminating the Asset and Land
                    Purchase Agreement among the
                    parties, dated as of May 17, 1999.

(10) (b) (1)        Amended and Restated Partnership        Incorporated    by   reference   to   Exhibit   10.7   of
                    Agreement of TCA dated as of August     Registration  Statement No. 33-80477 of the registrant on
                    29, 1995, among Sun Cove, RJH           Form F-3.
                    Development Corp., Leisure Resort
                    Technology, Inc., Slavik Suites,
                    Inc. and LMW Investments, Inc.

(10) (b) (2)        Relinquishment Agreement dated          Incorporated  by  reference to Exhibit 2.2 to SIHL's Form
                    February 7, 1998, between the           20-F  Annual  Report for the fiscal  year ended  December
                    Mohegan Tribal Gaming Authority and     31, 1997, in File No. 0-22794.
                    TCA.

(10) (c)            Resorts Retirement Savings Plan,        Incorporated   by   reference   to  Exhibit   (10)(c)  to
                    dated January 1, 2000.                  registrant's  Form 10-K Annual  Report for the year ended
                                                            December 31, 2000 in File No. 1-4748.

(10) (d)            Purchase   Agreement  among  SINA  as   Incorporated    by   reference   to   Exhibit   (10)   to
                    parent,  GGRI,  Inc.,  as Seller  and   registrant's  Form 10-Q Quarterly  Report for the quarter
                    Colony as Buyer  dated as of  October   ended September 30, 2000 in File No. 1-4748.
                    30, 2000.

(10) (e)            Promissory   Note   for   $17,500,000   Incorporated   by   reference   to   Exhibit   2  of  Sun
                    between  SINA and Colony  dated as of   International  Hotel Limited's Form 6-K dated May 3, 2001
                    April 25, 2001.                         in file number 1-04226.

(10) (f)            Fourth     Amended    and    Restated   Incorporated    by   reference   to   Exhibit   (10)   to
                    Revolving  Credit  Facility  dated as   registrant's  Form 10-Q Quarterly  Report for the quarter
                    of  November  13,  2001  among  SIHL,   ended September 30, 2001, in File No. 1-4748.
                    SINA  and SIB and  various  financial
                    institutions as Lenders,  and CIBC as
                    the administrative agent.

(99)                Letter from the Registrant to the       See attached Exhibit 99.
                    SEC regarding representations made by
                    Arthur Andersen LLP.