Form 10-Q
period 2002-03-31
SUN INTERNATIONAL NORTH AMERICA INC
filed 2002-05-15
CIK 83394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
Yes [X] No [ ]
Number of shares outstanding of registrant’s common stock as of March 31, 2002: 100, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

Total number of pages 15
Exhibit index is on page 15

SUN INTERNATIONAL NORTH AMERICA, INC.
FORM 10-Q
INDEX

			Page Number
Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	3
		Consolidated Statements of Operations for the Quarters Ended March 31, 2002 and 2001	4
		Consolidated Statements of Cash Flows for the Quarters Ended March 31, 2002 and 2001	5
		Notes to Consolidated Financial Statements	6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Part II.	Other Information
	Item 5.	Other Information	12
	Item 6.	Exhibits and Reports on Form 8-K	13

PART I. - FINANCIAL INFORMATION
Item 1.      Financial Statements

                             SUN INTERNATIONAL NORTH AMERICA, INC.
                                  CONSOLIDATED BALANCE SHEETS
                          (In thousands of dollars, except par value)

                                                           March 31,           December 31,
                                                             2002                  2001
                                                       ----------------      ----------------
                                                           (Unaudited)
ASSETS
Current assets:
  Cash (including cash equivalents)                     $       17,937        $        3,084
  Short-term investments                                         4,750                     -
  Receivables, net                                               2,255                 1,477
  Inventories                                                       69                    91
  Prepaid expenses                                               1,721                   712
  Due from affiliates                                           38,271                43,542
                                                       ----------------      ----------------
    Total current assets                                        65,003                48,906
Property and equipment, net                                     62,338                63,151
Due from affiliate non-current                                 200,000               200,000
Subordinated note receivable                                         -                18,018
Deferred tax asset                                               4,126                 3,874
Deferred charges and other assets, net                          11,840                12,750
                                                       ----------------      ----------------
    Total assets                                        $      343,307        $      346,699
                                                       ================      ================

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
  Current maturities of long-term debt                  $           71        $           70
  Accounts payable and accrued liabilities                      24,774                32,435
                                                       ----------------      ----------------
    Total current liabilities                                   24,845                32,505
Long-term debt, net of current maturities                      399,442               399,438
                                                       ----------------      ----------------
    Total liabilities                                          424,287               431,943
                                                       ----------------      ----------------

Shareholder's deficit:
  Common stock - $.01 par value                                      -                     -
  Capital in excess of par                                     192,635               192,635
  Accumulated deficit                                         (273,615)             (277,879)
                                                       ----------------      ----------------
    Total shareholder's deficit                                (80,980)              (85,244)
                                                       ----------------      ----------------
      Total liabilities and shareholder's deficit       $      343,307        $      346,699
                                                       ================      ================

See Notes to Consolidated Financial Statements.

                             SUN INTERNATIONAL NORTH AMERICA, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (In thousands of dollars)
                                          (Unaudited)

                                                                Quarter Ended
                                                                  March 31,
                                                     -----------------------------------
                                                           2002                 2001
                                                     --------------      ---------------
Revenues:
  Management fees and other income                    $     11,998        $       6,342
  Tour operations                                            6,984                7,609
                                                     --------------      ---------------
                                                            18,982               13,951
                                                     --------------      ---------------
Expenses:
  Tour operations                                            5,518                6,489
  Selling, general and administrative                        3,638                3,670
  Depreciation and amortization                                918                1,094
                                                     --------------      ---------------
                                                            10,074               11,253
                                                     --------------      ---------------

Operating income                                             8,908                2,698

Other income (expenses):
  Interest income                                              546                2,170
  Interest income from affiliates                            4,540                    -
  Interest expense, net                                     (9,302)              (6,001)
  Other                                                       (136)                 (15)
                                                     --------------      ---------------
Income (loss) before income taxes                            4,556               (1,148)

Income tax expense                                            (292)                (118)
                                                     --------------      ---------------

Net income (loss)                                     $      4,264        $      (1,266)
                                                     ==============      ===============

See Notes to Consolidated Financial Statements.

                             SUN INTERNATIONAL NORTH AMERICA, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands of dollars)
                                          (Unaudited)

                                                                      Quarter Ended
                                                                        March 31,
                                                              -------------------------------
                                                                   2002              2001
                                                              -------------     -------------

Cash flows from operating activities:
  Reconciliation of net income (loss) to net cash
   provided by (used in) operating activities:
    Net income (loss)                                         $      4,264      $     (1,266)
      Depreciation and amortization                                    918             1,094
      Amortization of debt issue costs                                 363               160
      Provision for doubtful receivables                                21                21
      Deferred tax benefit                                            (252)                -
      Net change in working capital accounts:
        Receivables                                                   (799)           (1,848)
        Inventories and prepaid expenses                              (987)              521
        Due from affiliates                                          6,952             3,733
        Accounts payable and accrued liabilities                    (7,326)           (4,346)
      Net change in deferred charges                                   550              (957)
                                                              -------------     -------------
        Net cash provided by (used in) operating activities          3,704            (2,888)
                                                              -------------     -------------

Cash flows from investing activities:
  Payments for operating capital expenditures                         (245)             (465)
  Collection of subordinated note receivable                        18,018                 -
  Purchase of short-term investments                                (4,884)                -
                                                              -------------     -------------
    Net cash provided by (used in) investing activities             12,889              (465)
                                                              -------------     -------------

Cash flows from financing activities:
  Repayments from (advances to) affiliates                          (1,622)            5,015
  Repayment of long-term debt                                          (17)              (15)
  Payment of debt issue/modification costs                            (101)                -
                                                              -------------     -------------
    Net cash provided by (used in) financing activities             (1,740)            5,000
                                                              -------------     -------------

Net increase in cash and cash equivalents                           14,853             1,647
Cash and cash equivalents at beginning of period                     3,084             1,276
                                                              -------------     -------------
Cash and cash equivalents at end of period                    $     17,937      $      2,923
                                                              =============     =============

See Notes to Consolidated Financial Statements.

SUN INTERNATIONAL NORTH AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. General

The accompanying consolidated interim financial statements, which are unaudited, include the operations of Sun International North America, Inc. (“SINA”) and its subsidiaries. The term “Company”, “we”, “our” and “us” as used herein includes SINA and its subsidiaries. SINA is a wholly owned subsidiary of Sun International Hotels Limited (“SIHL”).

While the accompanying interim financial information is unaudited, our management believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in SINA’s 2001 Form 10-K. The results of operations for the three-month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 2001 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in SINA’s 2001 Form 10-K.

B. Trading Cove New York

Through a wholly-owned subsidiary, we own 50% of Trading Cove New York, LLC (“TCNY”), a Delaware limited liability company. In March 2001, TCNY entered into a Development Services Agreement (the “Development Agreement”) with the Stockbridge-Munsee Band of Mohican Indians (the “Stockbridge-Munsee Tribe”) for the development of a casino project (the “Project”) in the Catskill region of the State of New York (the “State”). The Development Agreement was amended and restated in February 2002. The Stockbridge-Munsee Tribe does not currently have reservation land in the State, but is federally recognized and operates a casino on its reservation in Wisconsin and has a land claim pending in the U.S. District Court for the Northern District of New York against the State.

Pursuant to the Development Agreement, as amended, TCNY will provide preliminary funding, certain financing and exclusive development services to the Stockbridge-Munsee Tribe in conjunction with the Project. As compensation for these services, TCNY will earn a fee of 5% of revenues, as defined in the Development Agreement, beginning with the opening of the Project and continuing for a period of twenty years. TCNY has secured land and/or options on approximately 400 acres of property in the Town of Thompson, County of Sullivan (the “County”), of which approximately 333 acres is currently designated for the Project. In February 2002, the Tribe filed a Land to Trust Application with the U.S. Department of the Interior, Bureau of Indian Affairs (the “BIA”), for the Project site properties. Should the BIA approve the Land to Trust Application and the Stockbridge-Munsee Tribe obtain other required approvals, the land could be taken into trust by the Federal Government on behalf of the Stockbridge-Munsee Tribe for the purpose of conducting Class III Gaming.

In October 2001, the State enacted legislation authorizing up to three Class III Native American casinos in the counties of Sullivan and Ulster and three Native American casinos in western New York pursuant to Tribal State Gaming Compacts to be entered into by the State and applicable Native American tribes (Chapter 383 of the Laws of 2001). In January 2002, a lawsuit was filed in the Supreme Court of the State of New York (Index No. 719-02) by various plaintiffs against New York Governor George Pataki, the State of New York and various other defendants alleging that Chapter 383 of the Laws of 2001 violates the New York State Constitution. Motions to dismiss the litigation were filed in April 2002 and are pending.

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

C. Cash and Short-Term Investments

Cash equivalents at March 31, 2002 included $16.7 million of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which we had not taken delivery of the underlying securities. These agreements matured during the first week of April 2002.

Short-term investments at March 31, 2002 represent $5 million of first mortgage notes that we purchased on March 22, 2002. These short-term investments are reflected at their fair value as of March 31, 2002. These first mortgage notes were sold for cash in April 2002.

D. Subordinated Note Receivable

Subordinated note receivable in the accompanying consolidated balance sheet at December 31, 2001 represented a note issued to us in connection with the sale of Resorts Atlantic City in April 2001. On March 22, 2002 this note was paid in full.

E. Statements of Cash Flows

Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                                Quarter Ended
                                                                  March 31,
                                                            ----------------------
         (In thousands of dollars)                             2002        2001
         -------------------------------------------------- ----------  ----------

         Interest paid, net of capitalization                 $17,927     $10,350

         Income taxes paid                                        747         873

         -------------------------------------------------- ----------  ----------

F. Comprehensive Income

Comprehensive income is equal to net income (loss) for all periods presented.

G. Commitments and Contingencies:

Litigation

We are defendants in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

H. Income Tax Expense

Realization of future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate future taxable income. The valuation allowance is adjusted in the period we determine it is more likely than not that deferred tax assets will or will not be realized. We considered these factors in reaching our conclusion to release a portion of the valuation allowance during the first quarter of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - Quarter Ended March 2002 Compared to 2001

Management Fees and Other Income

Management fees and other income in the first quarter of 2002 increased by $5.7 million over the previous year. We have a fifty percent interest in Trading Cove Associates (“TCA”), a Connecticut general partnership, which receives income pursuant to a relinquishment agreement related to the Mohegan Sun Casino in Uncasville, Connecticut. We recorded income due from TCA of $6.3 million during the first quarter of 2002, as compared to income of $1.5 million in the first quarter of 2001. This increase resulted mainly from a change in the distribution of fees among SINA and SIHL’s other consolidated companies. In addition, the first quarter of 2002 included $5.4 million of fees for services provided to certain unconsolidated affiliated companies, compared to $4.9 million, for the first quarter of 2001.

Other Income (Expenses)

In the first quarter of 2002, interest income decreased by $1.6 million from the previous year. In the first quarter of 2001, we earned $2.1 million of interest on the proceeds from the sale of Resorts Atlantic City, a 644-room casino hotel that we previously owned and sold for $140 million plus accrued interest. Resorts Atlantic City was recorded as an investment held for sale as of December 31, 2000. The sale closed on April 25, 2001. This decrease was partially offset by an increase in other interest income of $0.5 million.

Affiliated interest income is comprised of amounts due from Sun International Bahamas, Inc. (“SIB”), a wholly-owned subsidiary of SIHL, outside of SINA’s consolidated group. On August 14, 2001, SINA and SIHL, as co-issuers, issued $200 million 8 7/8% senior subordinated notes due 2011 (the “8 7/8% Notes”). The proceeds were advanced to SIB and were used to pay down borrowings by SIB on a revolving credit facility, under which SINA, SIHL and SIB are co-borrowers. The advance of proceeds to SIB is reflected as due from affiliate non-current in the accompanying consolidated balance sheets. We earn interest from SIB on this advance equal to interest expense we incur on the 8 7/8% Notes including amortization of deferred costs.

Interest expense, net in the first quarter of 2002 increased by $3.3 million as compared to 2001. Interest expense related to the new 8 7/8% Notes issued on August 14, 2001 was $4.4 million but this was partially offset by a decrease in interest expense related to SINA’s share of interest under the revolving credit facility as proceeds from the sale of Resorts Atlantic City were used to pay off borrowings outstanding by SINA under that facility.

Liquidity, Capital Resources and Capital Spending

Our working capital at March 31, 2002 amounted to $40.2 million, including cash and cash equivalents of $17.9 million.

On March 22, 2002, we received $19.0 million as repayment of the $17.5 million note issued in connection with the sale of Resorts Atlantic City plus accrued interest. Also in March 2002, we purchased $5 million of first mortgage notes on the open market, which are reflected in the accompanying balance sheet as short-term investments at their fair value as of March 31, 2002. These first mortgage notes were sold for cash in April 2002.

On May 8, 2002, we announced, along with SIHL, as co-issuers, a consent solicitation and tender offer of our $200 million 9% senior subordinated notes due 2007 (the “9% Notes”). In addition, on May 8, 2002, we announced, along with SIHL, as co-issuers, that we are privately offering approximately $200 million of additional 8 7/8% senior subordinated notes due 2011 to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933. The proceeds from that offering would be used to fund the tender offer and any subsequent call redemption of the 9% Notes. See “Item 5. Other Information” in this Form 10-Q for more details. The difference between the amount paid to redeem the 9% Notes and the carrying value of the 9% Notes, along with the write-off of unamortized debt issue cost associated with the 9% Notes, will be recorded as an extraordinary loss in the period that the tender offer and redemption of these notes is completed.

During the next twelve months, we expect the primary source of funds from operations to be income received from TCA pursuant to the relinquishment agreement. In addition, we will continue to earn management fees for services provided to certain of our unconsolidated affiliates. We do not have any immediate plans for significant capital expenditures during the next twelve months.

We are co-borrower, along with SIHL and SIB on a revolving bank credit facility for which the maximum amount of borrowings that may be outstanding is $200 million. As of March 31, 2002, the outstanding balance on this facility was $15 million, all of which was drawn by, and is on the balance sheet of SIB. We are currently engaged in discussions with our lenders under this revolving credit facility to increase the amount available under the facility by $100 million, pursuant to the terms of the facility.

We believe that available cash on hand at March 31, 2002, combined with funds generated from operations and, if required, funds available under our revolving credit facility will be sufficient to finance our cash needs for at least the next twelve months.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 is effective for fiscal years beginning after December 15, 2001 with respect to goodwill recognized on an entity’s balance sheet as of the beginning of that fiscal year. Under SFAS 142 goodwill will no longer be amortized, but rather tested at least annually for impairment using a fair value based test. A loss resulting from impairment of such goodwill should be recognized as the effect of a change in accounting principal in the initial period of adopting SFAS 142. In subsequent reporting periods, goodwill impairment losses are to be recognized on a separate line item on the income statement included in income from operations. We adopted SFAS 142 beginning January 1, 2002. As a result of the Resorts Atlantic City Sale, all of the goodwill previously recognized by SINA was written off in its entirety in the fourth quarter of 2000. Therefore, this new pronouncement currently has no impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective for fiscal years beginning after December 15, 2001. For long-lived assets to be held and used, SFAS No. 144 retains the existing requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale. We adopted SFAS 144 beginning January 1, 2002. We do not expect that the effect of adopting SFAS No. 144 will have a material effect on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt (“Statement 4”), and an amendment of that Statement, FASB Statement No. 64, and Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements (“Statement 69”). SFAS 145 also rescinds FASB Statement No. 44, and amends FASB Statement No. 13. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified.

Under Statement 4, all gains and losses from extinguishment of debt where required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 eliminates Statement 4 and, thus, the exception to applying APB Opinion 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements - the exception to application of Statement 4 noted in Statement 64). As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion 30. Applying the provisions of APB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.

We believe the adoption of SFAS 145 will require the extraordinary loss on extinguishment of the 9% Notes, which is contingent upon the closing of the tender offering on the 9% Notes, to be reclassified upon adoption of SFAS 145. See “Item 5. Other Information” in this Form 10-Q for more details of the tender offering.

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

PART II. - OTHER INFORMATION

Item 5. Other Information

Private Offering of $200 Million of Senior Subordinated Notes

On May 8, 2002, we announced that we, along with SIHL, as co-issuers, are privately offering approximately $200 million of additional 8 7/8% senior subordinated notes due 2011 to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, and pursuant to offers and sales that occur outside the United States in accordance with Regulation S under the Securities Act. The senior subordinated notes will not be registered under the Securities Act or under the state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The proceeds from these senior subordinated notes will be used to fund the Tender Offer and Consent Solicitation described below.

Tender Offer and Consent Solicitation

On May 8, 2002, we announced that we, along with SIHL, as co-issuers, are commencing a cash tender offer to purchase any and all of our outstanding 9% Notes due 2007. The tender offer is being made pursuant to an Offer to Purchase and Consent Solicitation Statement (the “Statement”) and a related Letter of Transmittal and Consent, dated May 8, 2002. The tender offer is scheduled to expire at midnight, New York City time, on June 4, 2002, unless extended to a later date or time or earlier terminated. In conjunction with the tender offer, we will be soliciting consents to proposed amendments to the indenture governing the 9% Notes. The proposed amendments would eliminate substantially all of the restrictive covenants and certain events of default from the indenture governing the notes. Holders that tender their notes will be required to consent to the proposed amendments, and holders that consent to the proposed amendments will be required to tender their notes.

Tenders of notes and deliveries of consents made on or prior to 5:00 p.m., New York City time, on Monday, May 20, 2002 (the “Consent Date”), may be withdrawn or revoked at any time on or before the Consent Date. Tenders of notes made after 5:00 p.m., New York City time, on Monday, May 20, 2002, may be withdrawn at any time until midnight, New York City time, on the expiration date for the tender offer, which is currently scheduled to be June 4, 2002.

Subject to conditions specified in the Statement, the total consideration to be paid for each properly delivered consent and validly tendered note received (and not properly revoked) on or prior to 5:00 p.m., New York City time, on Monday, May 20, 2002 and accepted for payment will be $1,045.00 per $1,000.00 of principal amount, plus accrued and unpaid interest. The total consideration for each note tendered includes an early consent premium of $20.00 per $1,000.00 of principal amount of notes payable only to those holders that tender their Notes on or prior to 5:00 p.m., New York City time, on Monday, May 20, 2002 (and do not withdraw their tender). Holders who tender their notes after that time but prior to the expiration of the tender offer will receive $1,025.00 per $1,000.00 of principal amount of notes validly tendered and accepted for payment, plus accrued and unpaid interest.

The tender offer is conditioned upon the satisfaction of a financing condition, a consent under our existing revolving credit facility, a minimum tender condition, as well as other general conditions. If the tender offer is consummated, we intend promptly thereafter to call for redemption, in accordance with the terms of the indenture governing the notes, all notes that remain outstanding, at the applicable redemption price of $1,045.00 per $1,000.00 of principal amount thereof, plus interest accrued to the redemption date.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

The following Part I exhibits are filed herewith:

   Exhibit
   Number                                         Exhibit
------------   ------------------------------------------------------------------------------------------------

     (10)      Second Amended and Restated  Development  Services Agreement dated as of February 6, 2002 among the Stockbridge-Munsee Tribe, TCNY, SINA and Waterford Gaming Group, LLC.

b. Reports on Form 8-K

No Current Report on Form 8-K was filed by SINA covering an event during the first quarter of 2002. No amendments to previously filed Forms 8-K were filed during the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN INTERNATIONAL NORTH AMERICA, INC.
(Registrant)
Date: May 15, 2002	/s/ John R. Allison
John R. Allison
Executive Vice President - Finance
(Authorized Officer of Registrant
and Chief Financial Officer)

SUN INTERNATIONAL NORTH AMERICA, INC.

Form 10-Q for the quarterly period
ended March 31, 2002

EXHIBIT INDEX

Exhibit Number	Exhibit	Page Number in Form 10-Q
(10)	Second Amended and Restated Development Services Agreement dated as of February 6, 2002 among the Stockbridge-Munsee Tribe, TCNY, SINA and Waterford Gaming Group, LLC.	See Exhibit 10.