Form 10-Q
period 2002-06-30
KERZNER INTERNATIONAL NORTH AMERICA INC
filed 2002-08-14
CIK 83394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-4748

KERZNER INTERNATIONAL NORTH AMERICA, INC.
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
Yes [X] No [ ]
Number of shares outstanding of registrant’s common stock as of June 30, 2002: 100, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

Total number of pages 16
Exhibit index is on page 16

KERZNER INTERNATIONAL NORTH AMERICA, INC.
FORM 10-Q
INDEX

			Page Number
Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Balance Sheets at June 30, 2002 and December 31, 2001	3
		Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2002 and 2001	4
		Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	5
		Notes to Consolidated Financial Statements	6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Part II.	Other Information
	Item 1.	Legal Proceedings	13
	Item 6.	Exhibits and Reports on Form 8-K	14

PART I. - FINANCIAL INFORMATION
Item 1.      Financial Statements

                    KERZNER INTERNATIONAL NORTH AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (In Thousands of Dollars, except par value)
                                   (Unaudited)

                                                            June 30,         December 31,
                                                              2002               2001
                                                        --------------      --------------

ASSETS
Current assets:
    Cash and cash equivalents                            $     30,946        $      3,084
    Receivables, net                                            1,595               1,477
    Inventories                                                    56                  91
    Prepaid expenses                                            6,152                 712
    Due from affiliates                                        38,594              43,542
                                                        --------------      --------------
        Total current assets                                   77,343              48,906
Property and equipment, net                                    61,683              63,151
Due from affiliate non-current                                200,000             200,000
Subordinated note receivable                                        -              18,018
Deferred tax asset                                              4,401               3,874
Deferred charges and other assets, net                         10,436              12,750
                                                        --------------      --------------
        Total assets                                     $    353,863        $    346,699
                                                        ==============      ==============

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
    Current maturities of long-term debt                 $         54        $         70
    Accounts payable and accrued liabilities                   40,067              32,435
                                                        --------------      --------------
        Total current liabilities                              40,121              32,505
Long-term debt, net of current maturities                     405,951             399,438
                                                        --------------      --------------
        Total liabilities                                     446,072             431,943
                                                        --------------      --------------

Commitments and contingencies
Shareholder's deficit:
    Common stock - $.01 par value                                   -                   -
    Capital in excess of par                                  192,635             192,635
    Accumulated deficit                                      (284,844)           (277,879)
                                                        --------------      --------------
        Total shareholder's deficit                           (92,209)            (85,244)
                                                        --------------      --------------
            Total liabilities and shareholder's deficit  $    353,863        $    346,699
                                                        ==============      ==============

See Notes to Consolidated Financial Statements.

                                KERZNER INTERNATIONAL NORTH AMERICA, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (In Thousands of Dollars)
                                               (Unaudited)

                                                Three Months Ended                Six Months Ended
                                                     June 30,                         June 30,
                                           -----------------------------    -----------------------------
                                                2002            2001             2002            2001
                                           -------------   -------------    -------------   -------------
Revenues:
    Management fees and other income        $    13,544     $     5,855     $     25,542    $     12,197
    Tour operations                               7,668           7,806           14,652          15,416
                                           -------------   -------------    -------------   -------------
                                                 21,212          13,661           40,194          27,613
                                           -------------   -------------    -------------   -------------
 Expenses:
    Tour operations                               6,504           6,518           12,022          13,007
    Selling, general and administrative           5,776           3,824            9,416           7,493
    Depreciation and amortization                   908             845            1,826           1,940
                                           -------------   -------------    -------------   -------------
                                                 13,188          11,187           23,264          22,440
                                           -------------   -------------    -------------   -------------

Operating income                                  8,024           2,474           16,930           5,173

Other income (expense):
    Interest income                                 113           1,014              660           3,199
    Interest income from affiliates               4,569               -            9,111               -
    Interest expense                             (9,268)         (5,304)         (18,571)        (11,320)
    Other                                           (24)             (5)            (160)            (20)
                                           -------------   -------------    -------------   -------------
Income (loss) before income taxes and
  extraordinary item                              3,414          (1,821)           7,970          (2,968)

Income tax provision                               (497)           (137)            (789)           (256)
                                           -------------   -------------    -------------   -------------

Income (loss) before extraordinary item           2,917          (1,958)           7,181          (3,224)

Extraordinary loss on early extinguishment
  of debt, net of income tax effect             (14,146)              -          (14,146)              -
                                           -------------   -------------    -------------   -------------

Net loss                                    $   (11,229)    $    (1,958)    $     (6,965)   $     (3,224)
                                           =============   =============    =============   =============

See Notes to Consolidated Financial Statements.

                    KERZNER INTERNATIONAL NORTH AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                 ---------------------------
                                                                     2002            2001
                                                                 -----------     -----------
Cash flows from operating activities:
    Reconciliation of net loss to net cash provided by
      (used in) operating activities:
        Net loss                                                 $   (6,965)     $   (3,224)
        Extraordinary loss on early extinguishment of debt,
            net of income tax effect                                 14,146               -
        Depreciation and amortization                                 1,826           1,940
        Amortization of debt issue costs                                646             324
        Provision for doubtful receivables                               42              42
        Utilization of deferred tax benefit                            (527)              -
        Net change in working capital accounts:
            Receivables                                                (160)           (302)
            Inventories and prepaid expenses                         (5,402)           (221)
            Due from affiliates                                      (3,532)              -
            Accounts payable and accrued liabilities                  8,132              92
        Net change in deferred charges                                1,141            (506)
        Loss on sale of short-term investment                           158               -
                                                                 -----------     -----------
            Net cash provided by (used in) operating activities       9,505          (1,855)
                                                                 -----------     -----------

Cash flows from investing activities:
    Payments for property and equipment                                (476)           (995)
    Proceeds received from the sale of Resorts
        Atlantic City, net                                                -         120,850
    Repayment of note receivable                                     18,018               -
    Purchase of short-term investments, net                            (158)              -
                                                                 -----------     -----------
        Net cash provided by investing activities                    17,384         119,855
                                                                 -----------     -----------

Cash flows from financing activities:
    Proceeds from issuance of debt                                  206,000               -
    Early extinguishment of debt                                   (209,000)              -
    Repayments from (advances to) affiliates                          8,309         (31,626)
    Repayment of debt                                                   (35)        (79,031)
    Debt issuance costs                                              (4,301)              -
                                                                 -----------     -----------
        Net cash provided by (used in) financing activities             973        (110,657)
                                                                 -----------     -----------

Net increase in cash and cash equivalents                            27,862           7,343
Cash and cash equivalents at beginning of period                      3,084           1,276
                                                                 -----------     -----------
Cash and cash equivalents at end of period                       $   30,946      $    8,619
                                                                 ===========     ===========

See Notes to Consolidated Financial Statements.

KERZNER INTERNATIONAL NORTH AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. General

The accompanying consolidated interim financial statements, which are unaudited, include the operations of Kerzner International North America, Inc. (“KINA”) and its subsidiaries. The term “Company”, “we”, “our” and “us” as used herein includes KINA and its subsidiaries. KINA is a wholly owned subsidiary of Kerzner International Limited (“KZL”). Until June 30, 2002, KINA was known as Sun International North America, Inc. and KZL was known as Sun International Hotels Limited.

While the accompanying interim financial information is unaudited, our management believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in KINA’s 2001 Form 10-K. The results of operations for the six-month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 2001 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in KINA’s 2001 Form 10-K.

B. Refinancing

8 7/8% Add-on Notes

On May 20, 2002, KZL and KINA, as co-issuers, issued $200 million principal amount (at a premium of 3%) in an add-on offering (the “8 7/8% Add-on Notes”) of their 8 7/8% Senior Subordinated Notes due 2011 in a private placement offering to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933. This resulted in net proceeds to the co-issuers of approximately $206 million. The 8 7/8% Add-on Notes, which are unsecured obligations, are unconditionally guaranteed by substantially all of the wholly owned subsidiaries of KZL (the “Guarantors”). Interest on the 8 7/8% Add-on Notes is payable on August 15 and February 15 in each year, commencing August 15, 2002. The Indenture for the 8 7/8% Add-on Notes contains certain covenants, including limitations on the ability of KZL, KINA and the Guarantors to, among other things: (i) incur additional indebtedness, (ii) incur certain liens and (iii) make certain restricted payments. Because the 8 7/8% Add-on Notes were issued in a private placement, they are restricted as to transfer.

Proceeds received from the issuance of the 8 7/8% Add-on Notes were used to fund the tender offer and call redemption of the $200 million of 9% Senior Subordinated Notes (the “9% Notes”), as described below. See “Tender Offer, Consent Solicitation and Redemption”. As KINA is a co-issuer and co-guarantor of the 8 7/8% Add-on Notes, the principal amount outstanding on these notes is included in long-term debt on its balance sheet. The 8 7/8% Add-on Notes were issued at a premium of 3% above par, or $6.0 million, which is included in long-term debt and accreted as a reduction of interest expense using the effective interest method.

Tender Offer, Consent Solicitation and Redemption

On May 8, 2002, KZL and KINA commenced a cash tender offer to purchase any and all of their outstanding 9% Notes. The tender offer was made pursuant to an Offer to Purchase and Consent Solicitation Statement (the “Statement”) and a related Letter of Transmittal and Consent, dated May 8, 2002. The tender offer expired at midnight, New York City time, on June 5, 2002. In conjunction with the tender offer, KZL and KINA solicited consents to proposed amendments to the indenture governing the 9% Notes. The proposed amendments eliminated substantially all of the restrictive covenants and certain events of default from the indenture governing the notes. KZL, KINA and the trustee executed a supplemental indenture on May 21, 2002 effectuating the proposed amendments. At the expiration time, a total of $177.5 million of the outstanding $200 million aggregate principal amount of the Notes were tendered and accepted for purchase in the tender offer. KZL and KINA paid consideration of $1,045 per $1,000 aggregate principal amount of the 9% Notes validly tendered.

On June 21, 2002, KZL and KINA redeemed, in accordance with the terms of the indenture governing the 9% Notes, all notes that remained outstanding at the time, at the applicable redemption price of $1,045 per $1,000 of principal amount thereof, plus interest accrued to the redemption date.

Shelf Registration

On May 23, 2002, KZL and KINA filed a universal shelf registration statement with the SEC. The universal shelf registration statement permits KZL and KINA, from time to time, to issue various types of securities, including various types of debt securities, ordinary shares, preference shares and warrants. The universal shelf registration statement replaces our previously filed shelf registration statement which related only to debt securities, and pursuant to which, in December 1997, KZL and KINA issued $100.0 million of 8 5/8% senior subordinated notes.

Extraordinary Loss on Early Extinguishment of Debt, Net of Income Tax Effect

During the quarter ended June 30, 2002, as previously mentioned, KZL and KINA repurchased or redeemed the entire outstanding balance of $200 million principal amount of our 9% Notes and recognized an extraordinary loss of $14.1 million. This transaction created a current tax benefit of $4.9 million which was offset by an increase in KINA’s valuation allowance for a net income tax effect of $0. The extraordinary loss consists of the premium paid on the repurchase and redemption of the 9% Notes and the non-cash charge to write-off the balance of the related debt issuance costs and the remaining unamortized discount on the notes.

Registration of $200 Million of 8 7/8% Add-on Notes

On July 18, 2002, KZL and KINA filed a Form F-4 Registration Statement with the Securities and Exchange Commission in order to register under the Securites Act of 1933 the $200 million of 8 7/8% Add-on Notes (the “Exchange Notes”), and on August 12, 2002, the effective date of that registration statement, commenced an exchange offer (the “Exchange Offer”) in order to exchange the 8 7/8% Add-on Notes for an equivalent principal amount of Exchange Notes. The Exchange Notes have terms identical in all material respects to the 8 7/8% Add-on Notes and are issued under, and are entitled to, the same benefits under the Indenture for the 8 7/8% Add-on Notes. The Exchange Offer will expire September 9, 2002, unless extended by KZL and KINA.

C. Trading Cove New York

Through a wholly owned subsidiary, we own 50% of Trading Cove New York, LLC (“TCNY”), a Delaware limited liability company which is not consolidated. In March 2001, TCNY entered into a Development Services Agreement (the “Development Agreement”) with the Stockbridge-Munsee Band of Mohican Indians (the “Stockbridge-Munsee Tribe”) for the development of a casino project (the “Project”) in the Catskill region of the State of New York (the “State”). The Development Agreement was amended and restated in February 2002. The Stockbridge-Munsee Tribe does not currently have reservation land in the State, but is federally recognized and operates a casino on its reservation in Wisconsin and has a land claim pending in the U.S. District Court for the Northern District of New York against the State.

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

D. Cash and Short-Term Investments

Cash equivalents at June 30, 2002 included $30.4 million of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which we had not taken delivery of the underlying securities. These agreements matured during the first week of July 2002.

During April 2002, we sold $5 million of first mortgage notes that we purchased on March 22, 2002.

E. Statements of Cash Flows

Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                      Six Months Ended June 30,
                                                    -----------------------------
      (In thousands of dollars)                           2002            2001
      ---------------------------------------------------------------------------
      Interest paid, net of capitalization              $21,302         $11,009

      Income taxes paid                                   1,629           1,456

      Non-cash investing and financing activities:

        Property and equipment acquired under
          capital lease obligations                           -              16

F. Comprehensive Income

Comprehensive income is equal to net loss for all periods presented.

G. Commitments and Contingencies

Litigation

We are defendants in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

H. Income Tax Expense

Realization of future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate future taxable income. The valuation allowance is adjusted in the period we determine it is more likely than not that deferred tax assets will or will not be realized. We considered these factors in reaching our conclusion to increase the valuation allowance during the first six months of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations

RESULTS OF OPERATIONS - Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Management Fees and Other Income

Management fees and other income for the six months ended June 30, 2002 increased by $13.3 million as compared to the previous year. We have a fifty percent interest in Trading Cove Associates (“TCA”), a Connecticut general partnership, which receives income pursuant to a relinquishment agreement related to the Mohegan Sun Casino in Uncasville, Connecticut. We recorded income from TCA of $15.8 million, including $2.7 million of development fees earned as a result of the Mohegan Sun expansion, during the first six months of 2002, as compared to income of $2.7 million in the first six months of 2001. This increase resulted primarily from additional relinquishment fees being earned by us during 2002. In 2001, a wholly owned subsidiary of KZL earned the income from TCA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2002 increased by $1.9 million as compared to the previous year. This increase resulted primarily from lease termination costs related to the scheduled relocation of KINA’s corporate office.

Other Income (Expenses)

In the first six months of 2002, interest income, net decreased by $2.5 million from the previous year. In the first six months of 2001, we earned $2.7 million of interest on the proceeds from the sale of Resorts Atlantic City, a casino hotel that we previously owned and sold for $140 million plus accrued interest.

Affiliated interest income is comprised of amounts due from Kerzner International Bahamas Limited. (“KIB”), a wholly owned subsidiary of KZL, outside of KINA’s consolidated group. On August 14, 2001, KZL and KINA, as co-issuers, issued $200 million 8 7/8% senior subordinated notes due 2011 (the “8 7/8% Notes”). The proceeds were advanced to KIB and were used to pay down borrowings by KIB on a revolving credit facility, under which KZL, KINA and KIB are co-borrowers. The advance of proceeds to KIB is reflected as due from affiliate non-current in the accompanying consolidated balance sheets. We earn interest income from KIB on this advance equal to the interest expense we incur on the 8 7/8% Notes including amortization of deferred costs.

Interest expense in the first six months of 2002 increased by $7.3 million as compared to 2001. Interest expense related to the 8 7/8% Notes and the 8 7/8% Add-on Notes issued was $8.9 million and $2.0 million, respectively. These increases were partially offset by a $1.9 million reduction in interest on the 9% Notes, and a $2.0 million decrease in interest expense related to KINA’s share of interest under the revolving credit facility.

Liquidity, Capital Resources and Capital Spending

Our working capital at June 30, 2002 amounted to $37.2 million, including cash and cash equivalents of $30.9 million. On March 22, 2002, we received $19.0 million as repayment of the $17.5 million note issued in connection with the sale of Resorts Atlantic City plus accrued interest.

During the next twelve months, we expect the primary source of funds from operations to be income received from TCA pursuant to the relinquishment agreement. In addition, we will continue to earn management fees for services provided to certain of our unconsolidated affiliates. We do not have any immediate plans for significant capital expenditures during the next twelve months.

We are co-borrower, along with KZL and KIB, on a revolving bank credit facility. As of June 30, 2002, there was no outstanding balance on this facility. On June 11, 2002, pursuant to the terms of the facility, we increased the maximum amount available under the facility from $200 million to $300 million. An additional $50 million of borrowings may be available under certain circumstances, subject to approval by all of the banks in the syndicate.

As a result of a number of events that have occurred over the last year, including Hurricane Michelle and the September 11 terrorist attacks, it has become increasing difficult to secure insurance coverage consistent with past practices. KZL has secured insurance coverage for up to $150.0 million of damage, per event, for its property at Atlantis (subject to certain deductions), which is slightly in excess of the “probable maximum loss” calculated by its insurance brokers. One of the representations in the revolving credit facility requires a minimum level of insurance in excess of the amount currently in place. We are engaged in discussions with the lenders under the revolving credit facility to modify the insurance coverage requirement, and we expect to come to an agreement shortly. The revolving credit facility will be unavailable to us until an agreement is reached.

We believe that available cash on hand at June 30, 2002, combined with funds generated from operations and, if required, funds expected to become available under our revolving credit facility will be sufficient to finance our cash needs for at least the next twelve months.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) effective for fiscal years beginning after December 15, 2001. For long-lived assets to be held and used, SFAS 144 retains the existing requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale. We adopted SFAS 144 beginning January 1, 2002 and it did not have a material effect on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) which is effective in fiscal years beginning after May 15, 2002. Previous to SFAS 145, all gains and losses from extinguishment of debt where required to be aggregated and, if material, classified as an extraordinary item regardless of whether or not the APB Opinion 30 definition of an extraordinary item was met. SFAS 145 eliminates Statement 4 and, thus, the exception to applying APB Opinion 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements - the exception to application of Statement 4 noted in Statement 64). SFAS 145 requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the definition under APB Opinion 30. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item must be reclassified.

The adoption of SFAS 145 in 2003 will require the extraordinary loss on extinguishment of the 9% Notes to be reclassified to “Other expense”. See “Note B. Refinancing of KZL” in this Form 10-Q for more details of the tender offering.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Adoption of SFAS 146 is not expected to have a significant impact on our financial position or results of operations.

New Auditors

On June 24, 2002, we appointed Deloitte & Touche LLP to succeed Arthur Andersen LLP as our independent public accountants.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in the KINA 2001 Form 10-K, in December 2001, KINA and Lowenschuss entered into a Stipulation and Settlement Agreement to end all outstanding disputes between the parties. In July 2002, the New Jersey Bankruptcy Court approved the Stipulation and Settlement Agreement and the settlement has been finalized.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

The following Part I exhibits are filed herewith:

Exhibit Number	Exhibit
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

The following Current Reports on Form 8-K were filed by KINA during the second quarter of 2002 on the dates indicated:

(a) May 21, 2002 - to announce successful completion of Kerzner International Consent Solicitation relating to 9% Senior Subordinated Notes due 2007.

(b) June 24, 2002 - to announce removal of Arthur Andersen LLP as our independent public accountants and retaining Deloitte & Touche LLP as our new independent public accountants for the fiscal year 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERZNER INTERNATIONAL NORTH AMERICA, INC.
(Registrant)
Date: August 14, 2002	/s/ Anne Robertson
Anne Robertson
Senior Vice President Chief Financial Officer
(Authorized Officer of Registrant
and Chief Financial Officer)

KERZNER INTERNATIONAL NORTH AMERICA, INC.

Form 10-Q for the six months
ended June 30, 2002

EXHIBIT INDEX

Exhibit Number	Exhibit	Page Number in Form 10-Q
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	See Exhibit 99.1.