Form 10-Q
period 2002-09-30
KERZNER INTERNATIONAL NORTH AMERICA INC
filed 2002-11-14
CIK 83394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-4748

KERZNER INTERNATIONAL NORTH AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-0763055
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1000 South Pine Island Road, Plantation, FL	33324
(Address of principal executive offices)	(Zip Code)
(954) 809-2000
(Registrant's telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]
Number of shares outstanding of registrant’s common stock as of September 30, 2002: 100, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

Total number of pages 13
Exhibit index is on page 13

KERZNER INTERNATIONAL NORTH AMERICA, INC.
FORM 10-Q
INDEX

			Page Number
Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Operations	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
	Item 4.	Controls and Procedures	11
Part II.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K	11

PART I. - FINANCIAL INFORMATION
Item 1.      Financial Statements

                          KERZNER INTERNATIONAL NORTH AMERICA, INC.
                                 CONSOLIDATED BALANCE SHEETS
                       (In Thousands of U.S. Dollars, except par value)
                                         (Unaudited)

                                                       September 30,     December 31,
                                                           2002              2001
                                                       -------------     -------------

ASSETS
Current assets:
    Cash and cash equivalents                           $     2,336      $      3,084
    Receivables, net                                          2,103             1,477
    Inventories                                                  54                91
    Prepaid expenses                                          2,742               712
    Deferred tax asset                                        4,401             3,874
    Due from affiliates                                      53,528            43,542
                                                       -------------     -------------
        Total current assets                                 65,164            52,780
Property and equipment, net                                  62,066            63,151
Due from affiliate non-current                              200,000           200,000
Subordinated note receivable                                      -            18,018
Deferred charges and other assets, net                       13,474            12,750
                                                       -------------     -------------
        Total assets                                    $   340,704      $    346,699
                                                       =============     =============

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
    Current maturities of long-term debt                $        37      $         70
    Accounts payable and accrued liabilities                 22,426            32,435
                                                       -------------     -------------
        Total current liabilities                            22,463            32,505
Other liabilities                                             2,362                 -
Long-term debt, net of current maturities                   405,839           399,438
                                                       -------------     -------------
        Total liabilities                                   430,664           431,943
                                                       -------------     -------------
Commitments and contingencies
Shareholder's deficit:
    Common stock - $.01 par value                                 -                 -
    Capital in excess of par                                192,635           192,635
    Accumulated deficit                                    (282,595)         (277,879)
                                                       -------------     -------------
        Total shareholder's deficit                         (89,960)          (85,244)
                                                       -------------     -------------
          Total liabilities and shareholder's deficit   $   340,704      $    346,699
                                                       =============     =============

See Notes to Consolidated Financial Statements.

                          KERZNER INTERNATIONAL NORTH AMERICA, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In Thousands of U.S. Dollars)
                                         (Unaudited)

                                                  Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                              --------------------------   ---------------------------
                                                  2002          2001            2002          2001
                                              ------------  ------------   -------------  ------------
   Revenues:
       Management fees and other income       $    12,610   $     6,583    $     38,152   $    18,780
       Tour operations                              8,142         6,093          23,018        21,509
                                              ------------  ------------   -------------  ------------
                                                   20,752        12,676          61,170        40,289
                                              ------------  ------------   -------------  ------------

   Expenses:
       Tour operations                              6,838         5,374          19,084        18,381
       Selling, general and administrative          4,588         3,953          14,002        11,446
       Depreciation and amortization                1,763         1,555           3,589         3,495
       Restructuring                                    -           300               -           300
                                              ------------  ------------   -------------  ------------
                                                   13,189        11,182          36,675        33,622
                                              ------------  ------------   -------------  ------------

   Operating income                                 7,563         1,494          24,495         6,667

   Other income (expense):
       Interest income                                 47           597             705         3,776
       Interest income from affiliate               4,569             -          13,680             -
       Interest expense                            (9,058)       (4,744)        (27,630)      (16,064)
       Other                                           (1)         (420)           (160)         (420)
                                              ------------  ------------   -------------  ------------
     Income (loss) before income taxes and
     extraordinary item                             3,120        (3,073)         11,090        (6,041)

   Income tax provision                              (393)         (184)         (1,182)         (440)
                                              ------------  ------------   -------------  ------------

   Income (loss) before extraordinary item          2,727        (3,257)          9,908        (6,481)

   Extraordinary loss on early extinguishment
     of debt, net of income tax effect               (478)            -         (14,624)            -
                                              ------------  ------------   -------------  ------------

   Net income (loss)                          $     2,249   $    (3,257)   $     (4,716)  $    (6,481)
                                              ============  ============   =============  ============

   See Notes to Consolidated Financial Statements.

                          KERZNER INTERNATIONAL NORTH AMERICA, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands of U.S. Dollars)
                                         (Unaudited)
                                                                 Nine Months Ended
                                                                   September 30,
                                                             --------------------------
                                                                2002           2001
                                                             -----------   ------------

Cash flows from operating activities:
    Reconciliation of net loss to net cash provided by
      (used in) operating activities:
        Net loss                                             $   (4,716)   $    (6,481)
        Extraordinary loss on early extinguishment of debt,
         net of income tax effect                                14,624              -
        Depreciation and amortization                             3,589          3,495
        Amortization of debt issue costs                            780            567
        Provision for doubtful receivables                           63             63
        Utilization of deferred tax benefit                        (527)             -
        Loss on disposal of fixed assets                              2            420
        Loss on sale of short-term investment                       158              -
        Net change in working capital accounts:
          Receivables                                              (689)        (1,014)
          Inventories and prepaid expenses                       (1,993)           131
          Due from affiliates                                       257          2,466
          Accounts payable and accrued liabilities              (10,183)        (8,833)
        Net change in deferred charges and other liabilities        268           (857)
                                                             -----------   ------------
          Net cash provided by (used in) operating activities     1,633        (10,043)
                                                             -----------   ------------

Cash flows from investing activities:
    Payments for property and equipment                          (2,535)        (1,143)
    Proceeds received from the sale of Resorts
      Atlantic City, net                                              -        120,850
    Repayment of note receivable                                 18,018              -
    Purchase of short-term investments, net                        (158)             -
                                                             -----------   ------------
      Net cash provided by investing activities                  15,325        119,707
                                                             -----------   ------------

Cash flows from financing activities:
    Proceeds from issuance of debt                              206,000              -
    Early extinguishment of debt                               (209,000)             -
    Advances to affiliates                                      (10,353)       (28,764)
    Repayment of debt                                               (52)       (79,046)
    Debt modification costs                                      (4,301)        (1,000)
                                                             -----------   ------------
        Net cash used in financing activities                   (17,706)      (108,810)
                                                             -----------   ------------

Net (decrease) increase in cash and cash equivalents               (748)           854
Cash and cash equivalents at beginning of period                  3,084          1,276
                                                             -----------   ------------
Cash and cash equivalents at end of period                   $    2,336    $     2,130
                                                             ===========   ============

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

While the accompanying interim financial information is unaudited, our management believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in KINA’s 2001 Form 10-K. The results of operations for the nine-month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 2001 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in KINA’s 2001 Form 10-K. For discussion of KZL and KINA’s refinancing, reference should be made to KINA’s June 30, 2002 Form 10-Q.

B. Palmilla Resort

On September 12, 2002, KZL purchased a 50% ownership interest in the 115-room Palmilla Resort, a deluxe, five-star property located near Cabo San Lucas in Baja, Mexico for approximately $40.5 million, which includes the purchase price and related transaction costs. In connection with the purchase, KINA entered into a long-term management agreement, which will expire in 2022, and a development agreement. During the eighteen days ended September 30, 2002, management fees recorded were not significant.

C. Trading Cove New York

In October 2001, the State enacted legislation authorizing up to three Class III Native American casinos in the counties of Sullivan and Ulster and three Native American casinos in western New York pursuant to Tribal State Gaming Compacts to be entered into by the State and applicable Native American tribes (Chapter 383 of the Laws of 2001). In January 2002, a lawsuit was filed in the Supreme Court of the State of New York (Index No. 719-02) by various plaintiffs against New York Governor George Pataki, the State of New York and various other defendants alleging that Chapter 383 of the Laws of 2001 violates the New York State Constitution. Motions to dismiss the litigation were denied in October 2002 and the case is currently pending.

D. Cash and Short-Term Investments

Cash equivalents at September 30, 2002 consisted primarily of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which we had not taken delivery of the underlying securities. These agreements matured during the first week of October 2002.

E. Statements of Cash Flows

Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                                       Nine Months Ended
                                                                          September 30,
                                                                   -----------------------------
        (In thousands of U.S. dollars)                                2002             2001
        ----------------------------------------------------------------------------------------
        Interest paid, net of capitalization                        $34,369          $20,018

        Income taxes paid                                             1,844            1,571

        Non-cash investing and financing activities:

          Property and equipment acquired under
            capital lease obligations                                     -               16

F. Comprehensive Income (Loss)

Comprehensive income (loss) is equal to net income (loss) for all periods presented.

G. Commitments and Contingencies

Litigation

We are defendants in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

H. Income Tax Expense

Realization of future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate future taxable income. The valuation allowance is adjusted in the period we determine it is more likely than not that deferred tax assets will or will not be realized. We considered these factors in reaching our conclusion to increase the valuation allowance during the first nine months of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Management Fees and Other Income

Management fees and other income for the nine months ended September 30, 2002 increased by $19.4 million as compared to the previous year. We have a fifty percent interest in Trading Cove Associates (“TCA”), a Connecticut general partnership, which receives income pursuant to a relinquishment agreement related to the Mohegan Sun Casino in Uncasville, Connecticut. We recorded income from TCA of $24.3 million, including $5.0 million of development fees earned as a result of the Mohegan Sun expansion, during the first nine months of 2002, as compared to income of $5.8 million in the first nine months of 2001. This increase resulted primarily from additional relinquishment income being earned by us during 2002, whereas in 2001, another wholly owned subsidiary of KZL earned the income from TCA.

Tour Operations

Revenues and expenses for the Company’s tour operator increased by $1.5 million and $0.7 million, respectively, for the nine months ended September 30, 2002 as compared to the same period of 2001. These increases resulted primarily from a national advertising campaign launched during the late part of 2001, which continued through 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2002 increased by $2.6 million as compared to the previous year. This increase resulted primarily from $1.0 million of lease termination costs related to the relocation of KINA’s main office, a $0.8 million increase in performance bonuses and a $0.5 million increase in new project costs incurred in connection with the research of new investment and/or development opportunities.

Other Income (Expense)

In the first nine months of 2002, interest income decreased by $3.1 million from the same period in the previous year. This resulted primarily from $2.7 million of interest earned in 2001 on the proceeds from the sale of Resorts Atlantic City, a casino hotel that we sold in April 2001.

Interest income from affiliate is comprised of amounts due from Kerzner International Bahamas Limited (“KIB”), a wholly owned subsidiary of KZL, outside of KINA’s consolidated group. On August 14, 2001, KZL and KINA, as co-issuers, issued $200 million 8 7/8% senior subordinated notes due 2011 (the “8 7/8% Notes”). The proceeds were advanced to KIB and were used to pay down borrowings by KIB on a revolving credit facility, under which KZL, KINA and KIB are co-borrowers. The advance of proceeds to KIB is reflected as due from affiliate non-current in the accompanying consolidated balance sheets. We earn interest income from KIB on this advance equal to the interest expense we incur on the 8 7/8% Notes including amortization of debt issuance costs.

Interest expense, net of interest income from affiliates for the nine months ended September 30, 2002 decreased by $2.1 million over the same period last year due primarily to $2.0 million of interest expense incurred during 2001 on the revolving credit facility pertaining to the operations of Resorts Atlantic City.

Extraordinary Loss on Early Extinguishment of Debt, Net of Income Tax Effect

During the quarter ended June 30, 2002, KZL and KINA repurchased or redeemed the entire outstanding balance of $200 million principal amount of our 9% Notes and recognized an extraordinary loss of $14.1 million. This transaction created a current tax benefit of $4.9 million, which was offset by an increase in KINA’s valuation allowance for a net income tax effect of $0. During the quarter ended September 30, 2002, we incurred an additional $0.5 million of costs related to the early extinguishment of debt. The extraordinary loss consists of the premium paid on the repurchase and redemption of the 9% Notes, the non-cash charge to write-off the balance of the related debt issuance costs, the remaining unamortized discount on the notes and various costs to complete the transaction.

Liquidity, Capital Resources and Capital Spending

Our working capital at September 30, 2002 amounted to $42.7 million, including cash and cash equivalents of $2.3 million.

During the next twelve months, we expect the primary source of funds from operations to be income received from TCA pursuant to the relinquishment agreement. In addition, we will continue to earn management fees for services provided to certain of our unconsolidated affiliates. We do not have any immediate plans for significant capital expenditures during the next twelve months.

We believe that available cash on hand at September 30, 2002, combined with funds generated from operations and, if required, funds available under our revolving credit facility will be sufficient to finance our cash needs for at least the next twelve months.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) effective for fiscal years beginning after December 15, 2001. For long-lived assets to be held and used, SFAS 144 retains the existing requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. However, this SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. We adopted SFAS 144 beginning January 1, 2002 and it did not have a material effect on our consolidated financial statements.

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

The adoption of SFAS 145 in 2003 will preclude the classification of the loss on extinguishment of the 9% Notes as an extraordinary item.

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

Item 4. Controls and Procedures

Within 90 days prior to the filing of this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information regarding the Company, including its subsidiaries, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is made known to them in a timely manner. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

The following Part I exhibits are filed herewith:

Exhibit Number	Exhibit
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

The following Current Reports on Form 8-K were filed by KINA during the third quarter of 2002 on the dates indicated:

(a) July 16, 2002 - to announce the Company's name was changed to Kerzner International North America, Inc. effective July 1, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERZNER INTERNATIONAL NORTH AMERICA, INC.
(Registrant)
Date: November 14, 2002	/s/ Anne Robertson
Anne Robertson
Senior Vice President Chief Financial Officer
(Authorized Officer of Registrant
and Chief Financial Officer)

KERZNER INTERNATIONAL NORTH AMERICA, INC.

Form 10-Q for the nine months
ended September 30, 2002

EXHIBIT INDEX

Exhibit Number	Exhibit	Page Number in Form 10-Q

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	See Exhibit 99.1.