Form 10-K
period 2002-12-31
KERZNER INTERNATIONAL NORTH AMERICA INC
filed 2003-03-31
CIK 83394

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-4748

KERZNER INTERNATIONAL NORTH AMERICA, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of corporation or organization)

59-0763055
(I.R.S. Employer Identification No.)

1000 South Pine Island Rd.
Plantation, Florida 33324
(Address of principal executive offices)

954-809-2000
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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.       ☒

As of March 28, 2003, there were 100 shares of the registrant’s common stock outstanding, all of which were owned by one shareholder. Accordingly there is no current market for any such shares.

The registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by that General Instruction.

Total Number of Pages 71
Exhibit Index is presented on pages 68 through 71

KERZNER INTERNATIONAL NORTH AMERICA, INC.

FORM 10-K
ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

PRESENTATION OF FINANCIAL AND OTHER INFORMATION......................................................3
FORWARD-LOOKING STATEMENTS...........................................................................3

                                                      PART I

                                                      PART II

                                                      PART III

ITEM 14.CONTROLS AND PROCEDURES.....................................................................57

                                                      PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............................57

SIGNATURES..........................................................................................62

PRESENTATION OF FINANCIAL AND OTHER INFORMATION

In this Annual Report, "KINA" or "the Company" refers to Kerzner International North America, Inc. (formerly known as Sun International North America, Inc.), and the terms "we," "us," "our" and similar terms refer to KINA and any or all of its subsidiaries and investments as the context requires.

The financial statements contained in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). We have historically compiled our financial statements in U.S. dollars.

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition, markets for Kerzner International’s ordinary shares and other matters. Statements in this Annual Report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements, including, without limitation, those relating to our future business prospects, revenues and income, wherever they occur in this Annual Report, are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by forward-looking statements. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in this Annual Report. These risks and uncertainties include, but are not limited to, development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), availability of financing, democratic or global economic conditions, pending litigation, changes in tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

Words such as “estimate,” “project,” “plan,” “intend,” “expect,” “believe” and similar expressions are intended to identify forward-looking statements. You will find these forward-looking statements at various places throughout this Annual Report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Information contained in this Annual Report, certain of which comes from internal sources, reflects our management’s best estimates based upon information obtained from our customers and from trade and business organizations and other contacts within the businesses in which we compete.

PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

KINA was incorporated in Delaware in 1958. Our executive offices are located at 1000 South Pine Island Road, Plantation, Florida 33324 and the telephone number is 954-809-2000. As a result of a merger transaction, KINA has been a wholly-owned subsidiary of Kerzner International Limited (formerly Sun International Hotels Limited), a corporation organized and existing under the laws of the Commonwealth of The Bahamas (“Kerzner International”), since August 1993. Kerzner International, through its subsidiaries, develops and operates premier resort and casino properties throughout the world. In the United States, Kerzner International owns and operates its properties and investments through KINA and its subsidiaries.

In July 2002, we changed our name from Sun International North America, Inc. to Kerzner International North America, Inc. The name change was implemented in accordance with agreements related to the restructuring of Kerzner International’s former major shareholder in July 2001. There was no change in our management or operations as a result of the name change.

We earn income based on the gross revenues of a casino operated by an unaffiliated entity in Connecticut, which is further described below under “Item 1. Business (C) Narrative Description of Business—Connecticut.” We also earn income by providing management services to certain of our affiliated companies and we own a tour operator that wholesales tour packages and provides reservation services. We previously owned a resort and casino property in Atlantic City New Jersey (“Resorts Atlantic City”), which we sold to an unaffiliated entity in the fourth quarter of 2000 and closed on April 25, 2001.

Sale of Resorts Atlantic City

On April 25, 2001, we sold Resorts Atlantic City, a 644-room casino and hotel property, and certain related assets to an affiliate of Colony Capital LLC (“Colony”) for a purchase price of approximately $144 million, including accrued interest (the “Resorts Atlantic City Sale”).

The proceeds received from Colony consisted of approximately $127 million in cash and an unsecured $17.5 million note (the “Promissory Note”), bearing interest at a rate of 12.5% per annum payable semi-annually. In March 2002, we received $18.0 million from Colony as payment in full of the Promissory Note and all outstanding accrued interest. Of the cash proceeds from the Resorts Atlantic City sale, $79 million was used to pay in full the borrowings outstanding by Resorts Atlantic City under a bank credit facility dated November 1, 1999 (as amended, the “Revolving Credit Facility”). Resorts Atlantic City, along with Kerzner International, Kerzner International Bahamas Limited (formerly Sun International Bahamas Limited) (“KIB”), a wholly-owned subsidiary of Kerzner International outside of KINA’s consolidated group, and Kerzner International Nevada, Inc. (formerly Sun International Nevada, Inc.), a wholly-owned subsidiary of KINA, were co-borrowers under the Revolving Credit Facility. The remaining $48 million of cash proceeds from the Resorts Atlantic City Sale was advanced to KIB and was used to permanently reduce borrowings outstanding by KIB under the Revolving Credit Facility.

We entered into an agreement to sell Resorts Atlantic City in the fourth quarter of 2000, and as of December 31, 2000, we accounted for Resorts Atlantic City as an investment held for sale. The carrying value of the net assets to be disposed of was reclassified to net assets held for sale on our consolidated balance sheets and, in the fourth quarter of 2000, we recorded a loss of $229.2 million resulting from the write-down of net assets held for sale to their realizable value. Therefore, the net proceeds received at closing equaled the carrying value of the net assets disposed of, and accordingly, except for interest income earned during 2001 on the proceeds, there was no further gain or loss recorded as a result of the closing. As of January 1, 2001, the operations of Resorts Atlantic City were no longer included in our consolidated financial statements.

Pursuant to the terms of the Resorts Atlantic City Sale, we granted Colony a two-year option (the “Atlantic City Option”) to acquire certain undeveloped real estate which we own, adjacent to Resorts Atlantic City, for a purchase price of $40 million, which option can be extended by Colony for two additional one-year periods upon 45 days notice to us prior to the expiration of the then-current option period and payment to us of a $2.5 million extension payment for each renewal period. We and Colony entered into a letter agreement allowing Colony to give us notice by April 1, 2003 as to whether they will extend the option for an additional one-year period. The current option period expires on April 24, 2003 and Colony has not yet exercised its right to extend the option period. The net carrying value of the land included in the Atlantic City Option is included in property and equipment in the accompanying consolidated balance sheets. Effective April 25, 2001, the closing date of the Resorts Atlantic City Sale, Colony leases from us certain of the property included in the Atlantic City Option for $100,000 per month. If Colony does not exercise the Atlantic City Option, upon its expiration, the land lease will continue on a month-to-month basis. At that time the lease can be terminated by either Colony or us with thirty days notice, subject to certain conditions.

Mohegan Sun Expansion

In June 1994, we established Kerzner Investments Connecticut, Inc., formerly known as Sun Cove Limited (“Kerzner Connecticut”). Kerzner Connecticut has a 50% interest in, and is a managing partner of, Trading Cove Associates (“TCA”), a Connecticut general partnership. In September 1995, TCA entered into a Gaming Facility and Construction Agreement with the Mohegan Tribal Gaming Authority, an instrumentality of the Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe”) pursuant to which TCA assisted the Mohegan Tribe with the design, development and financing of the Mohegan Sun resort and entertainment complex situated in the town of Uncasville, Connecticut (“Mohegan Sun”).

In August 1995, TCA entered into a gaming management agreement (the “Management Agreement”) with the Mohegan Tribe pursuant to which TCA provided certain management, marketing and administrative services to the Mohegan Tribe upon the opening of Mohegan Sun in October 1996. In February 1998, TCA and the Mohegan Tribe entered into an agreement (the “Relinquishment Agreement”) pursuant to which the Management Agreement was terminated effective January 1, 2000, the Mohegan Tribe assumed full management responsibility for Mohegan Sun and TCA receives annual payments of five percent of the gross revenues of Mohegan Sun for a 15-year period. In addition to the Relinquishment Agreement, in February 1998 the Mohegan Tribe and TCA entered into a development agreement pursuant to which TCA was appointed to develop the Mohegan Tribe’s approximate $1.0 billion expansion of Mohegan Sun for a fee of $14.0 million. The expansion included the Casino of the Sky, a 10,000-seat arena, a 300-seat cabaret, a 130,000 square foot specialty retail area and restaurants that opened in September 2001. The expansion also included a 100,000 square foot convention center and a 34-story, 1,176-room hotel that opened with 734 rooms in April 2002. The remainder of the expansion opened in phases that were completed by June 2002.

See “Item 1. Business (C) Narrative Description of Business—Connecticut” for a further description of TCA and our business activities related to Mohegan Sun.

Trading Cove New York

Through Kerzner Investments New York, Inc.(“KINY”) a wholly-owned subsidiary, we own 50% of Trading Cove New York, LLC (“TCNY”), a Delaware limited liability company. TCNY is managed by KINY and Waterford Development New York, LLC. In March 2001, TCNY entered into a development services agreement (the “Development Agreement”) with the Stockbridge-Munsee Band of Mohican Indians (the “Stockbridge-Munsee Tribe”) for the development of a casino project (the “Project”) in the Catskill region of the State of New York (the “State”). The Development Agreement was amended and restated in February 2002. The Stockbridge-Munsee Tribe does not currently have reservation land in the State, but is federally recognized and operates a casino on its reservation in Wisconsin. The Stockbridge-Munsee Tribe has land claim litigation pending in the US District Court for the Northern District of New York (the “Court”) against the State, the counties of Madison and Oneida and several municipalities to recover lands within the state that it alleges were wrongfully taken from the tribe. The Court has stayed the litigation but in February 2003 the Stockbridge-Munsee Tribe filed a motion with the Court to partially lift the stay in an effort to advance the litigation. This motion is pending.

Pursuant to the Development Agreement, as amended, TCNY would provide preliminary funding, certain financing and exclusive development services to the Stockbridge-Munsee Tribe in conjunction with the Project. If the Project is approved, TCNY will earn a development fee in an amount equal to five percent of gross revenues as compensation for these services (subject to certain priorities), as defined in the Development Agreement, beginning with the opening of the project and continuing for a period of 20 years. TCNY has secured land and/or options on approximately 400 acres of property in the Town of Thompson, County of Sullivan (the “County”), of which approximately 333 acres are currently designated for the Project. In February 2002, the Tribe filed a Land to Trust Application with the U.S. Department of the Interior, Bureau of Indian Affairs (the “BIA”), for the Project site properties. Should the BIA approve the Land to Trust Application and the Stockbridge-Munsee Tribe obtain other required approvals, the land could be taken into trust by the Federal Government on behalf of the Stockbridge-Munsee Tribe for the purpose of conducting Class III Gaming.

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

The Project is contingent upon the receipt of numerous federal, state and local approvals to be obtained by the Stockbridge-Munsee Tribe, including the execution of a Class III Gaming Compact with the State, which approvals are beyond the control of TCNY. As of January 31, 2003, the State has yet to enter into negotiations with the Stockbridge-Munsee Tribe to settle the tribe’s land claim nor has the State engaged in compact negotiations with the tribe to establish a casino in the State. We can make no representation as to whether any of the required approvals will be obtained by the Stockbridge-Munsee Tribe or whether the Project will be completed.

The Company’s investment in TCNY is reflected within investment in associated company in the accompanying consolidated balance sheets.

Consent Solicitation of Noteholders

On July 10, 2001, KINA along with Kerzner International (together, the “Companies”), commenced a consent solicitation with holders of the Companies’ $200 million principal amount of 9.0% senior subordinated notes due 2007 (the “9% Senior Subordinated Notes”). The Companies sought proposed amendments of certain provisions of the indenture pursuant to which the 9% Senior Subordinated Notes were issued.

The proposed amendments effectively eliminate (as of December 31, 2000, the date the charge was recorded) the impact of $199.2 million of the total $229.2 million loss recorded by KINA in connection with the Resorts Atlantic City Sale, for purposes of determining the ability of Kerzner International and its affiliates to make certain investments, such as certain minority investment in joint ventures. In addition, the amendments increased, from 2.0:1 to 2.5:1, the consolidated coverage ratio required in order for the Companies to incur additional indebtedness. The consolidated coverage ratio is defined as consolidated earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) to fixed payments, as defined in the indentures. The consent solicitation, as amended and extended, was finalized on July 23, 2001.

On July 24, 2001, the Companies announced that they had received the requisite consents from the holders of their 9% Senior Subordinated Notes. Accordingly, the Companies and the trustee under the indenture executed and delivered a supplemental indenture containing the amendments described in the amended consent solicitation. Pursuant to the consent solicitation, we paid $1.0 million to holders of the 9% Senior Subordinated Notes.

Issuances of 8-7/8% Senior Subordinated Notes

In August 2001, the Companies issued $200.0 million principal amount of 8-7/8% senior subordinated notes due 2011 (the “8-7/8% Senior Subordinated Notes”), which, after costs, resulted in net proceeds of approximately $194.0 million. All of proceeds received from the issuance of the 8-7/8% Senior Subordinated Notes were advanced to KIB to repay amounts outstanding under the Revolving Credit Facility. Therefore, interest expense related to the 8-7/8% Senior Subordinated Notes is offset by affiliated interest income from KIB.

In May 2002, the Companies issued an additional $200.0 million of 8-7/8% Senior Subordinated Notes and used the proceeds to repay the Companies outstanding 9% Senior Subordinated Notes pursuant to the Tender Offer, Consent Solicitation and Redemption of such notes described below.

The 8-7/8% Senior Subordinated Notes, which are unsecured obligations, are unconditionally guaranteed by substantially all of the wholly-owned subsidiaries of Kerzner International and KINA. Interest on the 8-7/8% Senior Subordinated Notes is payable semi-annually and commenced on February 15, 2002. The indenture for the 8-7/8% Senior Subordinated Notes contains certain covenants, including limitations on the ability of the Companies to, among other things: (i) incur additional indebtedness, (ii) incur certain liens, and (iii) make certain other restricted payments.

Fourth Amended and Restated Credit Facility (the “Amended Revolving Credit Facility”)

On November 13, 2001, Kerzner International, KINA and KIB, as co-borrowers, entered into the Amended Revolving Credit Facility with a syndicate of banks (the “Lenders”), with Canadian Imperial Bank of Commerce (“CIBC”) acting as administrative agent. The borrowings then outstanding under the previous Revolving Credit Facility, all of which were reflected on the balance sheet of KIB, were paid in full. Under the Amended Revolving Credit Facility, the maximum amount of borrowings that may be outstanding is $300.0 million, subject to the borrowing base discussed below and certain other conditions. The Lenders have agreed that up to an additional $50.0 million of borrowings may be available under the facility if we are able to arrange additional commitments in that amount. Effective February 7, 2003, the co-borrowers obtained approval from the required Lenders under our Amended Revolving Credit Facility to, among other things, calculate borrowings available using a borrowing base calculation, such that we can draw the lesser of the borrowing base or the commitment amount. This approval is subject to certain conditions that the co-borrowers expect to satisfy by June 30, 2003. If for any reason the co-borrowers are unable to meet those conditions or negotiate new conditions for effectiveness of the borrowing base, our borrowings as of July 1, 2003 will be limited by the total amount of per occurrence “all risks” insurance that KIB maintains on its properties on Paradise Island of $150.0 million per occurrence. Under the borrowing base calculation as of the year ended December 31, 2002, our borrowing limit would have been $300.0 million, as the anticipated borrowing base calculation would have exceeded the commitment amount.

Loans under the Amended Revolving Credit Facility bear interest at (i) the higher of (a) CIBC’s base rate or (b) the Federal Funds rate plus one-half of one percent, in either case plus an additional 0.25% to 1.75% based on a debt to earnings ratio during the period, as defined (the “Leverage Ratio”) or (ii) London Interbank Offered Rate (“LIBOR”) rate plus 1.25% to 2.75% based on the Leverage Ratio. For loans based on the LIBO Rate, interest is payable on the last day of each applicable interest period, or the date of any payment or prepayment of such loans. For loans based on the Alternate Base Rate (as defined), interest is payable quarterly. At December 31, 2002, the weighted average interest rate on amounts outstanding under the Amended Revolving Credit Facility was 3.40%. Loans under the Amended Revolving Credit Facility may be prepaid and re-borrowed at any time and are due in full in November 2006. Commitment fees are calculated at per annum rates ranging from 0.25% to 0.50% based on the Leverage Ratio, applied to the undrawn amount of the Amended Revolving Credit Facility and are payable quarterly.

The Amended Revolving Credit Facility contains restrictive covenants that Kerzner International must comply with, which among other things: (a) require periodic financial reporting, (b) require meeting certain financial amounts and ratio tests, (c) restrict the payment of dividends, (d) limit the incurrence of indebtedness and (e) limit asset expenditures and dispositions outside the ordinary course of business. As of December 31, 2002, Kerzner International believes that it is in compliance with all of such covenants.

The amount of borrowings outstanding as of December 31, 2002 on the Amended Revolving Credit Facility was $72.0 million, all of which was drawn by KIB and is reflected on KIB’s balance sheet. This amount is unconditionally guaranteed by KINA.

Tender Offer, Consent Solicitation and Redemption of 9% Senior Subordinated Notes

On May 8, 2002, the Companies commenced a cash tender offer to purchase any and all of their outstanding 9% Senior Subordinated Notes. The tender offer was made pursuant to an Offer to Purchase, Consent Solicitation Statement and a related Letter of Transmittal and Consent, dated May 8, 2002. In conjunction with the tender offer, the Companies solicited consents to proposed amendments to the indenture governing the 9% Senior Subordinated Notes. The proposed amendments eliminated substantially all of the restrictive covenants and certain events of default from the indenture governing the notes. Holders that tendered their notes were required to consent to the proposed amendments and holders that consented to the proposed amendments were required to tender their notes. At the expiration time, a total of approximately $177.5 million of the outstanding $200.0 million aggregate principal amount of the notes were tendered and accepted for purchase in the tender offer. On June 21, 2002, the Companies redeemed, in accordance with the terms of the indenture governing the notes, all of the 9% Senior Subordinated Notes that remained outstanding at the time, at the applicable redemption price of $1,045 per $1,000 of principal amount thereof, plus interest accrued to the redemption date. The Companies used the proceeds from the issuance of their $200.0 million of 8-7/8% Senior Subordinated Notes on May 20, 2002 to retire their outstanding 9% Senior Subordinated Notes pursuant to the tender offer and redemption.

Shelf Registration

In May 2002, Kerzner International and KINA filed a universal shelf registration statement on Form F-3 (the “Universal Shelf”) with the SEC relating to the sale of up to $500.0 million in securities. The Universal Shelf allows us the flexibility as to the type of security we could choose to sell in the future, including various types of debt securities, Ordinary Shares, preference shares and warrants, and replaces the 1997 Shelf Registration. We may also utilize the Universal Shelf to register secondary sales of Ordinary Shares by selling shareholders. In connection with a settlement agreement with Kersaf Investments Limited (“Kersaf”), a major shareholder of Kerzner International, on December 18, 2002, Kersaf sold 2,300,000 ordinary shares of Kerzner International in a registered public offering, using securities registered under the Universal Shelf. Securities registered under the Universal Shelf may be offered from time to time directly by us or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of the offering.

Palmilla Management Contract

On September 12, 2002, Kerzner International acquired a 50% ownership interest in the 115-room Palmilla Resort, a deluxe, five-star property located near Cabo San Lucas in Baja, Mexico.

In connection with the purchase, we entered into long-term management and development agreements related to the property that will expire in 2022. Fees for management services to Palmilla Resort during the period from September 12, 2002 through December 31, 2002 were $128,000 and are included in management and other fees in the accompanying consolidated statement of operations.

(B) FINANCIAL INFORMATION ABOUT SEGMENTS

Not applicable, as the Company manages and internally reports its operations in one business segment.

(C) NARRATIVE DESCRIPTION OF BUSINESS

Connecticut

We own a 50% interest in, and are a managing partner of, TCA, a Connecticut general partnership that developed and, until January 1, 2000, managed Mohegan Sun, a casino and entertainment complex in Uncasville, Connecticut. TCA managed Mohegan Sun from its opening in October 1996 to December 31, 1999 pursuant to a Management Agreement from which TCA earned management fees based on a percentage of Mohegan Sun’s earnings after depreciation and interest.

In 1998, the Mohegan Tribe appointed TCA to develop a $1.0 billion expansion of Mohegan Sun for a development fee of $14.0 million. In addition, TCA and the Mohegan Tribe entered into the Relinquishment Agreement whereby it was agreed that effective January 1, 2000, TCA would turn over management of Mohegan Sun to the Mohegan Tribe. Pursuant to the Relinquishment Agreement, the Management Agreement was terminated and, commencing January 1, 2000, TCA receives annual payments of five percent of the gross revenues of Mohegan Sun for a 15-year period. For seven years beginning January 1, 2000, TCA pays us the first $5.0 million of the profits it receives each year pursuant to the Relinquishment Agreement as a priority payment prior to making pro rata distributions to its partners.

The payments received by TCA in 2001 and 2000 under the Relinquishment Agreement contributed less income than was previously earned under the Management Agreement. However, the Relinquishment Agreement will expire at the end of 2014, whereas the Management Agreement was to expire at the end of 2003. In addition, fees received pursuant to the Relinquishment Agreement have increased since 2000 as a result of increasing gross revenues of Mohegan Sun.

We are one of two managing partners of TCA. All decisions of the managing partners require the concurrence of us and the other managing partner, Waterford Gaming, L.L.C. In the event of deadlock there are mutual buy-out provisions.

Description of Property

Mohegan Sun incorporates its historical Native American theme through unique architectural features and the use of natural design elements such as timber, stone and water. Mohegan Sun is located on 240 acres and currently features the 176,500 square foot Casino of the Earth and the 119,000 square foot Casino of the Sky, which combined have approximately 6,200 slot machines, 260 table games, 36 poker tables and various other amenities, and a recently opened 34-story, 1,176-room luxury hotel.

We oversaw the recently completed $1.0 billion expansion of Mohegan Sun through TCA. This expansion included the Casino of the Sky, a 10,000-seat arena, a 300-seat cabaret, and specialty retail areas and restaurants that opened in September 2001. The expansion also included a 100,000 square foot convention center and a 34-story, 1,200-room luxury hotel that opened with 734 rooms in April 2002. Mohegan Sun opened the remaining rooms in phases through June 2002 and also added an additional 2,700 parking spaces in June 2002.

Mohegan Sun is located approximately one-mile from the interchange of Interstate 395 and Connecticut Route 2A in Uncasville, Connecticut and is within 150 miles of approximately 22 million adults. Mohegan Sun spent $40.0 million for infrastructure improvements providing direct highway access to the property from Boston, Providence and New York.

Seasonality and Weather

Inclement weather can adversely affect the operations in Connecticut as the principal means of transportation to this property is by automobile or bus. Higher revenues and earnings are typically realized from the Connecticut operations during the second and third quarters of the year.

Competition

The Connecticut market is the fourth largest gaming market in the United States, with approximately 22 million adults within 150 miles of Mohegan Sun. Mohegan Sun and Foxwoods Resort and Casino at present are the only two casinos in the Connecticut market. Foxwoods now has approximately 6,600 slot machines and, for the twelve months ended December 31, 2002, reported slot revenue to the State of Connecticut of approximately $789.3 million. The Oneida Nation operates a casino near Syracuse, New York and other Native American tribes in the states of New York, Rhode Island, Massachusetts and Connecticut are seeking approvals to establish gaming operations which would further increase competition, particularly for day-trip patrons. Mohegan Sun also competes with Atlantic City and several small Native American gaming facilities throughout the northeastern United States.

In Connecticut, under the tribal state compacts between the State and each of the Mohegan Tribe and the other Native American casino in the State, Mohegan Sun is subject to a 25% gaming fee on slot revenues payable to the State of Connecticut so long as the State does not issue any further licenses for gaming operations with slot machines or other commercial casino games (other than to a Native American tribe on Native American land). In June 2002, the Federal Bureau of Indian Affairs (“BIA”) issued a determination concerning the applications of two Connecticut bands of Eastern Pequot Indians, approving the federal recognition of the two bands as one federally recognized tribe known as the “Historic Eastern Pequot Tribe.” The State of Connecticut and a number of Connecticut municipalities have filed an appeal of the BIA determination to the Department of the Interior, Board of Indian Appeals, which appeal is pending. The ultimate decision of the Department of the Interior may be appealed to the Federal courts. In addition, three other Indian groups in the Connecticut gaming market have filed applications with the BIA for federal recognition as Indian tribes: the Golden Hill Paugussetts of Trumbull, the Schaghticoke tribe of Kent and a Massachusetts tribe known as the Nipmucs. Each of these groups as well as the Historic Eastern Pequot Tribe has expressed interest in obtaining trust lands for the purpose of conducting gaming in Connecticut.

Casino gaming in the northeastern United States may be conducted by federally recognized Indian tribes operating under the Indian Gaming Regulatory Act of 1988. A federally recognized tribe in Rhode Island and a federally recognized tribe in Massachusetts are each seeking to establish gaming operations in their respective states. Also, as previously discussed, in October 2001, the State of New York enacted legislation authorizing up to three Native American casinos in certain counties. The Stockbridge-Munsee Tribe is seeking to develop a casino project in the Catskills region of New York. We cannot predict whether any of these tribes will be successful in establishing gaming operations and, if established, whether such gaming operations will have a material adverse effect on the operations of Mohegan Sun.

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

Each of the partners of TCA must be licensed by relevant tribal and state authorities. Each of the partners of TCA has received a gaming registration from the Commissioner of Revenue Services of the State of Connecticut that is renewed annually. In addition, gaming licenses or management agreements held or subsequently acquired by us pursuant to applicable law and regulations, including the IGRA and the National Indian Gaming Commission (the “NIGC”) regulations, may require review, approval or licensing of any person or entity directly, or indirectly possessing or acquiring 10% or more of our equity securities (a “Substantial Interest”). The NIGC may be required to review and approve any such person or entity and make a finding of suitability pursuant to the IGRA and NIGC regulations. If the NIGC were to determine that a person or entity holding a Substantial Interest in a gaming management agreement was unsuitable, prior approval of the management agreement could be revoked, subsequent approvals or renewals could be blocked and certain required gaming licenses could be suspended, rescinded or denied.

Waiver of Sovereign Immunity

Pursuant to the Relinquishment Agreement, the Mohegan Tribe has waived sovereign immunity for the purpose of permitting, compelling or enforcing arbitration and has agreed to be sued by TCA in any court of competent jurisdiction for the purpose of compelling arbitration or enforcing any arbitration or judicial award arising out of TCA’s agreement with the Mohegan Tribe. The parties have agreed that all disputes and claims arising out of TCA’s agreement with the Mohegan Tribe or the Mohegan Tribe’s gaming ordinance will be submitted to binding arbitration, which shall be the sole remedy of the parties, and that punitive damages may not be awarded to either party by any arbitrator. The Mohegan Tribe’s waiver of sovereign immunity is limited to enforcement of monetary damages from undistributed or future net revenues of Mohegan Sun (or, under certain conditions, net revenues of other gaming operations of the Mohegan Tribe). Funds earned and paid to the Mohegan Tribe as the Mohegan Tribe’s share of net revenues prior to any judgment or award are not subject to the waiver and would not be available for levy pursuant to any judgment or award.

Atlantic City Real Estate

As described in “Item 1. Business, (A) General Development of Business—Sale of Resorts Atlantic City,” effective April 25, 2001, we lease certain of the property included in the Atlantic City Option to Colony. Pursuant to the lease agreement, Colony pays us a fee of $100,000 per month. We also own certain other undeveloped parcels of land in Atlantic City, which are available for sale. See “Item 2. Properties” for a further description of land owned by KINA.

Leased Offices

In Florida, we provide general and administrative support services, marketing services, travel reservations and wholesale tour services for Kerzner International’s properties in The Bahamas. To a much lesser extent, we also provide travel reservation services for unconsolidated affiliated properties in The Bahamas. In addition, we lease office space in New York City for our corporate marketing and public relations office, which provides services to KINA as well as its affiliated companies.

(D) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Not applicable.

ITEM 2. PROPERTIES

Atlantic City

We own approximately 13 acres of real property immediately adjacent to Resorts Atlantic City. These properties, which are included in the Atlantic City Option, are zoned for casino hotel use. Certain of these properties are being leased by Colony for a fee of $100,000 per month.

We own approximately five acres of undeveloped property in the Southeast Inlet section of Atlantic City. In addition, we own approximately 45 acres of property located in Atlantic City on Blackhorse Pike, a portion of which may be considered to be wetlands.

All of the property that we own in Atlantic City, except for that which is subject to the Atlantic City Option, is available for sale. See “Item 1. Business, (A) General Development of Business—Sale of Resorts Atlantic City,” for a description of the Atlantic City Option and the lease with Colony.

ITEM 3. LEGAL PROCEEDINGS

US District Court Action - KINA v. Lowenschuss

As previously reported in the KINA 2001 Form 10-K and in prior filings with the SEC, there has been ongoing litigation since 1989 between KINA and Fred Lowenschuss.

In December 2001, KINA and Lowenschuss entered into a Stipulation and Settlement Agreement to end all outstanding disputes between the parties. As previously reported in the KINA Form 10-Q for the period ended June 30, 2002, in July 2002, the New Jersey Bankruptcy Court approved the Stipulation and Settlement Agreement and the settlement has been finalized. The amounts paid in connection with the settlement had been fully reserved for in prior years.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) Market Information

There is no established public trading market for KINA common stock.

(B) Holders

All of the common stock of KINA is owned by Kerzner International.

(C) Dividends

No dividends were paid on KINA common stock during the last two fiscal years and we do not anticipate making any cash dividend on our common stock for the foreseeable future. The indentures for certain of KINA’s indebtedness contain certain restrictions as to the payment of dividends by KINA.

(D) Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The disclosure required by Item 6 has been omitted pursuant to General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

Tour Operations

Revenues and expenses from our tour operations increased in 2002 compared to 2001, resulting in an increase in net earnings of $0.7 million. This was a result of increased occupancy in 2002 compared to the same period in 2001 at resort properties in The Bahamas operated by certain of our unconsolidated affiliates.

Management and Other Fees

Management and other fees in 2002 increased by $17.6 million (55.6%) over the previous year due primarily to a $15.3 million increase in fees earned from TCA and a $1.7 million increase in management fees for services we provide to our unconsolidated affiliates in The Bahamas.

Payments received by TCA pursuant to the Relinquishment Agreement represent five percent of gross revenues of Mohegan Sun. We have a 50% interest in TCA, and we receive payments as TCA distributes cash to its partners. We recorded income from TCA in 2002, pursuant to the Relinquishment Agreement, of $25.9 million compared to $15.6 million in 2001, an increase of $10.3 million. Additionally, during 2002, we recorded development fees from TCA of $5.0 million as compared to $0 in 2001.

Management fees earned for services we provide to our unconsolidated affiliates in The Bahamas amounted to approximately $16.8 million in 2002, as compared to $15.1 million in 2001. These fees equal three percent of gross revenues, as defined, and therefore are largely dependent on occupancy levels at Kerzner International’s properties in The Bahamas. The increase in these management fees resulted from the strong results of Kerzner International’s properties in The Bahamas during 2002.

In 2002, we received $1.2 million, as compared to $0.8 million in 2001, of lease payments from Colony with respect to land in Atlantic City that they lease from us effective April 25, 2001. The lease payment is $100,000 per month, and the lease terms are concurrent with the Atlantic City Option.

Selling, General and Administrative

Selling, general and administrative expenses in 2002 increased by $2.4 million as compared to the previous year. This increase resulted primarily from $1.2 million of lease termination costs related to the relocation of KINA’s main offices to Plantation, Florida, a $1.6 million increase in performance bonuses due to improved operating results and $0.8 million relating to the retention of senior development personnel in anticipation of future projects. These increases were offset by decreases in new project costs incurred in connection with the research of new investment and/or development opportunities and various other items.

Restructuring Expense

Restructuring costs in 2001 were comprised of severance payments made to employees who were terminated due to lower occupancy levels at Kerzner International’s properties in The Bahamas subsequent to the terrorist attacks on September 11, 2001.

Other Income (Expense)

Interest income in 2002 decreased by $3.5 million as compared to 2001. In 2001, interest income included $2.7 million earned on the proceeds of the Resorts Atlantic City Sale and $1.5 million (as compared to $0.5 million in 2002) of interest earned on the $17.5 million Promissory Note from Colony.

Interest income from affiliates is comprised of amounts due from KIB (which is a wholly owned subsidiary of Kerzner International outside of KINA’s consolidated group). As described above in “Item 1. Business (A) General Development of Business— Issuances of 8-7/8% Senior Subordinated Notes,” on August 14, 2001, Kerzner International and KINA, as co-issuers, issued $200.0 million principal amount of 8-7/8% Senior Subordinated Notes. The proceeds were advanced to KIB and were used to pay down borrowings by KIB under the Revolving Credit Facility, under which Kerzner International, KINA and KIB were co-borrowers. The advance of proceeds to KIB is reflected as due from affililiate non-current in the accompanying consolidated balance sheets. We earn interest income from KIB on this advance equal to the interest expense we incur on the 8-7/8% Senior Subordinated Notes including amortization of debt issuance costs.

Interest expense, net of interest income from affiliates, for 2002 decreased by $2.5 million over 2001 due primarily to $2.0 million of interest expense incurred during 2001 on the Revolving Credit Facility relating to the sale of Resorts Atlantic City.

Equity Loss in Associated Company

During 2002, we recorded an equity loss in associated company of $0.9 million representing our proportionate share of loss in our 50% investment in TCNY.

Income Taxes

We recorded a net tax provision of $0.1 million in the year 2002 as compared to an income tax benefit of $2.8 million in the prior year. Realization of future tax benefits to deferred tax assets is dependent on many factors, including our ability to generate future taxable income. The valuation allowance is adjusted in the period we determine it is more likely than not that deferred tax assets will or will not be realized. We considered these factors in reaching our conclusion to reduce the valuation allowance during 2002, which resulted in a reduction to our income taxes.

See Note 15 to consolidated financial statements for a further discussion of our income taxes.

Extraordinary Loss on Early Extinguishment of Debt

During 2002, Kerzner International and KINA repurchased or redeemed the entire outstanding balance of $200.0 million principal amount of our 9% Senior Subordinated Notes, resulting in the recognition of an extraordinary loss of $14.6 million. The applicable net income tax effect was insignificant. The extraordinary loss consists of the premium paid on the repurchase and redemption of the 9% Senior Subordinated Notes, the non-cash charge to write-off the balance of the related debt issuance costs and the remaining unamortized discount on the notes.

Other

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

Purchase termination costs of $11.2 million in 2000 related to the cancellation of the Company’s agreement to acquire the Desert Inn Hotel and Casino in Las Vegas. These costs included $7.2 million paid to Starwood Hotels and Resorts Worldwide Inc. pursuant to a termination agreement.

LIQUIDITY, CAPITAL RESOURCES AND CAPITAL SPENDING

Liquidity

At December 31, 2002, our working capital was $38.5 million. As of December 31, 2002, the amounts due from affiliates on our consolidated balance sheet included $50.8 million of non-interest bearing, due on demand advances made to certain unconsolidated affiliated companies.

Capital Resources and Other Sources and Uses of Funds

Sale of Resorts Atlantic City and Settlement of Related Note

On April 25, 2001, we sold Resorts Atlantic City and certain related assets to Colony for a purchase price of approximately $144 million, including accrued interest. The proceeds received from Colony consisted of approximately $127 million in cash and an unsecured $17.5 million Promissory Note. Of the cash proceeds, $79.0 million was used to pay in full the borrowings outstanding by Resorts Atlantic City under the Revolving Credit Facility. The remaining $48.0 million of cash proceeds was advanced to KIB and was used to permanently reduce borrowings outstanding by KIB under the Revolving Credit Facility. The cash proceeds received from Colony were offset by approximately $6.0 million in costs paid by us after closing, which included employee termination costs and legal fees.

In March 2002, we received approximately $18.0 million from Colony as payment in full of the Promissory Note and all outstanding accrued interest.

Amended Revolving Credit Facility

Under the Amended Revolving Credit Facility, as discussed more fully in “Item 1. Business (A) General Development of Business—Fourth Amended and Restated Credit Facility,” the maximum amount of borrowings that may be outstanding is $300.0 million, subject to the borrowing base discussed below and certain other conditions. The Lenders have agreed that up to an additional $50.0 million of borrowings may be available under the facility if we are able to arrange additional commitments in that amount. Effective February 7, 2003, the co-borrowers obtained approval from the required Lenders under our Amended Revolving Credit Facility to, among other things, calculate borrowings available using a borrowing base calculation, such that we can draw the lesser of the borrowing base or the commitment amount. This approval is subject to certain conditions that the co-borrowers expect to satisfy by June 30, 2003. If for any reason the co-borrowers are unable to meet those conditions or negotiate new conditions for effectiveness of the borrowing base, our borrowings as of July 1, 2003 will be limited by the total amount of per occurrence “all risks” insurance that KIB maintains on its properties on Paradise Island of $150.0 million per occurrence. Under the borrowing base calculation as of the year ended December 31, 2002, our borrowing limit would have been $300.0 million, as the anticipated borrowing base calculation would have exceeded the commitment amount.

Loans under the Amended Revolving Credit Facility bear interest at (i) the higher of (a) CIBC’s base rate or (b) the Federal Funds rate plus one-half of one percent, in either case plus an additional 0.25% to 1.75% based on the Leverage Ratio or (ii) LIBOR rate plus 1.25% to 2.75% based on the Leverage Ratio. For loans based on the LIBO Rate, interest is payable on the last day of each applicable interest period, or the date of any payment or prepayment of such loans. For loans based on the Alternate Base Rate (as defined), interest is payable quarterly. At December 31, 2002, the weighted average interest rate on amounts outstanding under the Amended Revolving Credit Facility was 3.40%. Loans under the Amended Revolving Credit Facility may be prepaid and re-borrowed at any time and are due in full in November 2006. Commitment fees are calculated at per annum rates ranging from 0.25% to 0.50% based on the Leverage Ratio, applied to the undrawn amount of the Amended Revolving Credit Facility and are payable quarterly.

The amount of borrowings outstanding as of December 31, 2002 on the Amended Revolving Credit Facility was $72.0 million, all of which was drawn by KIB and is reflected on KIB’s balance sheet. This amount is unconditionally guaranteed by KINA.

Issuance and Redemption of Debt

Cash received during the year included $206.0 million from the issuance of our 8-7/8% Senior Subordinated Notes before costs associated with the issuance of this debt. We used these proceeds together with cash on hand to redeem our 9% Senior Subordinated Notes for $209.0 million. This refinancing resulted in the extension of the maturity of our public debt and decreased our average borrowing rate. (See Note 10 to the Consolidated Financial Statements.)

Other Sources and Uses of Funds for 2003

During the next twelve months, we expect the primary source of funds from operations to be payments received from TCA pursuant to the Relinquishment Agreement. In addition, we will continue to earn management fees for services provided to certain of our unconsolidated affiliates. With respect to our long-term debt at December 31, 2002, we are required to make cash interest payments each year amounting to approximately $35.5 million. Included in this amount is $17.8 million of interest related to the 8-7/8% Senior Subordinated Notes which is paid by KIB. We currently do not have any immediate plans for significant capital expenditures during the next twelve months.

We believe that available cash on hand at December 31, 2002, combined with funds generated from operations and, if required, funds available under the Amended Revolving Credit Facility, will be sufficient to finance our cash needs for at least the next twelve months.

Future Commitments and Funding Sources

At December 31, 2002, our contractual obligations including contingencies, with initial or remaining terms in excess of one year, were as follows (in thousands)(a):

	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt on KINA's
consolidated balance sheet	$ -	$ -	$ -	$ -	$ -	$400,000	$400,000
Amended Revolving Credit
Facility on KIB's
consolidated balance sheet (b)	-	-	-	72,000	-	-	72,000
Operating leases	1,642	1,544	1,604	2,020	1,795	19,807	28,412
Capital leases	135	170	130	-	-	-	435

Total	$1,777	$1,714	$1,734	$74,020	$1,795	$419,807	$500,847

(a)	See Note 10 of Notes to Consolidated Financial Statements herein for a further description of our debt commitments.
(b)	KINA is a co-borrower and guarantor of borrowings outstanding on the Amended Revolving Credit Facility. At December 31,2002, all of the outstanding borrowings on this facility, which totaled $72.0 million, were drawn by Kerzner International and are reflected on Kerzner International’s balance sheet.

Off-Balance Sheet Arrangements and Other Commitments

At December 31, 2002, we had no off-balance sheet arrangements or other commitments, except as disclosed in the Notes to Consolidated Financial Statements.

In connection with the Palmilla Resort operating agreement, we agreed that in the event that Palmilla Resort obtains third-party debt financing for its planned redevelopment, we, along with Kerzner International, would guarantee up to $38.0 million of such financing. In March 2003 we entered into a guaranty agreement with respect to certain interim financing for the redevelopment, whereby we have guaranteed $20.0 million of such financing. We have agreed to provide these guarantees for a period ending no later than the later of (i) the date of repayment at maturity of the underlying obligations or (ii) three years from the date of the guarantee. The purpose of these guarantees is to assist Palmilla Resort in obtaining financing for its planned redevelopment on commercially reasonable terms. The planned redevelopment will require the resort to be closed from April 2003 to early 2004. The redevelopment is expected to cost $75.0 million at the property level and will increase the room count to 174 rooms and significantly upgrade the amenities and public areas offered by the resort.

OTHER MATTERS

Critical Accounting Policies

Our critical accounting policies include those, which require our most subjective or complex judgments as a result of the need to make estimates when there is uncertainty as to their financial effects. We prepare our consolidated financial statements in conformity with US GAAP. We provide allowances for doubtful accounts arising from casino, hotel, and other services, which are based upon a specific review of certain outstanding receivables. In determining the amounts of the allowances, we are required to make certain estimates and assumptions. Accruals for potential liabilities related to any lawsuits or claims brought against us, calculations of income tax liabilities, valuation allowances on deferred tax assets and other liabilities require that we apply significant judgment in determining the appropriate assumptions for use in the calculations of financial estimates. Actual results may differ from these estimates and assumptions. We periodically assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any can be made. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate and in the Notes to our Consolidated Financial Statements.

Income Taxes

We file consolidated United States federal income tax returns. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Realization of future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate future taxable income. The valuation allowance is adjusted in the period we determine it is more likely than not that deferred tax assets will or will not be realized. We considered these factors in reaching our conclusion to reduce the valuation allowance during 2002, which resulted in a reduction to our provision for income taxes.

Recent Accounting Pronouncements

Classification of Extraordinary Items

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No.4, “Reporting Gains and Losses from Extinguishment of Debt” (“Statement 4”), and an amendment of Statement 4, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements” (“Statement 64”). SFAS 145 also rescinds FASB Statement No. 44, and amends FASB Statement No. 13. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified.

Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 eliminates Statement 4 and, thus, the exception to applying APB Opinion 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking fund requirements-the exception to application of Statement 4 noted in Statement 64). As a result, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion 30. Applying the provisions of APB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.

We believe the adoption of SFAS 145 will require the $14.6 million extraordinary loss on early extinguishment of our 9% Senior Subordinated Notes recognized during the year ended December 31, 2002 to be reclassified upon adoption of SFAS 145 in 2003.

Exit or Disposal Activities

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

Guarantees

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligations to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.

The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We are one of the guarantors under the Amended Revolving Credit Facility. The amount outstanding on this facility as of December 31, 2002 was $72.0 million. During March 2003, we issued a $20.0 million guarantee in connection with the Palmilla Resort. If in the future we modify these guarantees or issue new guarantees, we may be required to recognize a liability at an estimate of the guarantee’s fair value. See “Off-Balance Sheet Arrangements and Other Commitments.”

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (ii) the equity investors lack one or more of the following characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation of the risk of absorbing the expected losses.

FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We have not yet assessed the impact that FIN 46 will have on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk exposure is interest rate risk associated with our long-term debt. As previously noted, we are part of a consolidated group for which Kerzner International is the parent corporation. Kerzner International attempts to limit the exposure of the consolidated group to interest rate risk by managing the mix of fixed and floating rate debt and by entering into variable rate swap agreements to hedge certain of its fixed rate debt. KINA does not have any derivative instruments.

As of December 31, 2002, the carrying value of long-term debt reflected on our balance sheet is $405.7 million and is entirely comprised of fixed rate debt, 8-7/8% Senior Subordinated Notes.

We are a co-borrower on the Amended Revolving Credit Facility, and therefore, have future borrowing capacity comprised of variable rate debt based on LIBOR. As of December 31, 2002, KINA had not drawn any amounts on this facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements are presented on the following pages:

        Index to Financial Statements                                        Page Reference

        Independent Auditors' Report                                               26

        Report of Independent Public Accountants                                   28

        Consolidated Balance Sheets
            at December 31, 2002 and 2001                                          29

        Consolidated Statements of Operations
            for the years ended December 31, 2002, 2001 and 2000                   30

        Consolidated Statements of Changes in Shareholder's Equity
         (Deficit) for the years ended December 31, 2002, 2001 and 2000            31

        Consolidated Statements of Cash Flows
            for the years ended December 2002, 2001 and 2000                       32

        Notes to Consolidated Financial Statements                                 33

        Financial Statement Schedule:
        Schedule II:  Consolidated Valuation and Qualifying
            Accounts for the years ended December 31, 2002, 2001
            and 2000                                                               55

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of
    Kerzner International North America, Inc.:

We have audited the accompanying consolidated balance sheet of Kerzner International North America, Inc. and subsidiaries (the “Company”), as of December 31, 2002 and the related consolidated statements of operations, changes in shareholder’s equity (deficit) and cash flows for the year then ended. Our audit also included the financial statement schedule, as it relates to 2002, listed in the index to the financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of the Company as of December 31, 2001 and for the two years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 and 2000 financial statement schedule, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated January 25, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kerzner International North America, Inc. and subsidiaries, as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, as it relates to 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets effective January 1, 2002, to conform with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed above, the consolidated financial statements of Kerzner International North America, Inc. as of December 31, 2001, and for the two years then ended were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (“Statement”) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included (i) comparing the previously reported net income (loss) to the previously issued consolidated financial statements and the adjustments to reported net income (loss) representing amortization expense recognized in those periods related to goodwill as a result of initially applying Statement No. 142 to the Company’s underlying analysis obtained from management and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss). In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

Parsippany, New Jersey
January 31, 2003, except with respect to the matter discussed in the eighth paragraph of Note 10, as to which the date is February 7, 2003.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Sun International North America, Inc.:

We have audited the accompanying consolidated balance sheets of Sun International North America, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholder’s deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

                                                                                                      ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 25, 2002

      In accordance with SEC Release 33-8070, this report is a copy of a previously issued Arthur Andersen LLP report and has not been reissued by Arthur Andersen LLP in connection with this annual report.

KERZNER INTERNATIONAL NORTH AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands of US Dollars, except share data)

                                                                   December 31,
                                                         ---------------------------------
                                                              2002                2001
                                                         --------------      -------------
ASSETS
Current assets:
    Cash and cash equivalents                             $      5,113        $     3,084
    Receivables, net                                             1,792              1,477
    Inventories                                                     45                 91
    Prepaid expenses                                             2,651                712
    Due from affiliates                                         65,857             43,542
    Deferred tax asset, net                                          -              3,874
                                                         --------------      -------------
        Total current assets                                    75,458             52,780
Property and equipment, net                                     63,150             63,151
Due from affiliate - non-current                               200,000            200,000
Subordinated notes receivable                                        -             18,018
Deferred tax asset, net                                          6,119                  -
Deferred charges and other assets, net                          11,634             12,750
Investment in associated company                                 1,692                  -
                                                         --------------      -------------
        Total assets                                      $    358,053        $   346,699
                                                         ==============      =============

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
    Current maturities of long-term debt                  $        135        $         70
    Accounts payable and accrued liabilities                    36,812              32,435
                                                         --------------      --------------
        Total current liabilities                               36,947              32,505
Other long-term liabilities                                      2,696                   -
Long-term debt, net of current maturities                      406,026             399,438
                                                         --------------      --------------
        Total liabilities                                      445,669             431,943
                                                         --------------      --------------
Commitments and contingencies (see Notes 10 and 17)
Shareholder's deficit:
    Common stock - 100 shares
      outstanding, $.01 par value                                    -                   -
    Capital in excess of par                                   192,635             192,635
    Accumulated deficit                                       (280,251)           (277,879)
                                                         --------------      --------------
        Total shareholder's deficit                            (87,616)            (85,244)
                                                         --------------      --------------
            Total liabilities and shareholder's deficit   $    358,053        $    346,699
                                                         ==============      ==============

              The accompanying notes are an integral part of these financial statements

KERZNER INTERNATIONAL NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of US Dollars)

                                                       For the Year Ended December 31,
                                                     -----------------------------------
                                                         2002       2001         2000
                                                     ----------  ----------  -----------
Revenues:
    Casino and resort revenues                       $       -   $       -   $  283,251
        Less: promotional allowances                         -           -      (25,288)
                                                     ----------  ----------  -----------
    Net casino and resort revenues                           -           -      257,963
    Tour operations                                     29,026      26,091       25,048
    Management and other fees                           49,118      31,565       25,007
                                                     ----------  ----------  -----------
                                                        78,144      57,656      308,018
                                                     ----------  ----------  -----------
Expenses:
    Casino and resort expenses                               -           -      203,695
    Tour operations                                     24,526      22,241       21,815
    Selling, general and administrative                 17,681      15,275       48,514
    Depreciation and amortization                        4,856       4,445       18,714
    Restructuring expense                                    -         300            -
    Purchase termination costs                               -           -       11,202
    Write-down of assets to be sold                          -           -      229,208
                                                     ----------  ----------  -----------
                                                        47,063      42,261      533,148
                                                     ----------  ----------  -----------

Operating income (loss)                                 31,081      15,395     (225,130)
Other income (expenses):
    Interest income                                        831       4,355        1,945
    Interest income from affiliates                     18,249       6,930            -
    Interest expense                                   (36,643)    (27,742)     (24,704)
    Equity in losses of associated company                (931)          -            -
    Other, net                                            (239)       (684)        (687)
                                                     ----------  ----------  -----------
Income (loss) before benefit (provision) for income
     taxes and extraordinary item                       12,348      (1,746)    (248,576)
Benefit (provision) for income taxes                       (96)      2,844       (1,080)
                                                     ----------  ----------  -----------
Income (loss) before extraordinary item                 12,252       1,098     (249,656)
Extraordinary loss on early extinguishment of debt,
    net of income tax effect                           (14,624)          -            -
                                                     ----------  ----------   ----------
Net income (loss)                                    $  (2,372)  $   1,098   $ (249,656)
                                                     ==========  ==========  ===========

          The accompanying notes are an integral part of these financial statements

KERZNER INTERNATIONAL NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)
For the Years Ended December 31, 2002, 2001 and 2000
(In Thousands of US Dollars)

                                                   Capital
                                     Common       in excess        Accumulated
                                     stock         of par       equity (deficit)        Total
                                  ------------   ------------   ----------------   -------------

Balance at December 31, 1999      $         -    $   192,635    $       (29,321)   $    163,314
Net loss for year 2000                      -              -           (249,656)       (249,656)
                                  ------------   ------------   ----------------   -------------
  Balance at December 31, 2000              -        192,635           (278,977)        (86,342)
Net income for year 2001                    -              -              1,098           1,098
                                   ------------   ------------   ----------------   -------------
  Balance at December 31, 2001              -        192,635           (277,879)        (85,244)
Net loss for year 2002                                     -             (2,372)         (2,372)
                                  ------------   ------------   ----------------   -------------
  Balance at December 31, 2002    $         -    $   192,635    $      (280,251)   $    (87,616)
                                  ============   ============   ================   =============

                       The accompanying notes are an integral part of these financial statements

KERZNER INTERNATIONAL NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of US Dollars)

                                                                                  For the Year Ended December 31,
                                                                          -------------------------------------------------
                                                                               2002              2001             2000
                                                                          -------------     -------------     -------------
Cash flows from operating activities:
    Net income (loss)                                                     $     (2,372)     $      1,098      $   (249,656)
        Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
         Extraordinary loss on early extinguishment of debt,
             net of income tax effect                                           14,624                 -                 -
        Depreciation and amortization                                            4,856             4,445            18,714
        Amortization of debt discount, debt premium and issue costs                912             1,036               606
        Write-down of net assets held for sale                                       -                 -           229,208
        Write-off of Desert Inn purchase termination costs                           -                 -            11,202
        Deferred income tax benefit                                             (6,119)           (3,874)                -
        Equity in losses of associated company                                     931                 -                 -
        Loss on sale of investments                                                158                 -                 -
        Loss on disposition of assets                                               81               684               687
        Provision for doubtful receivables                                         194                84             1,250
        Provision for discount on CRDA obligations, net                              -                 -               799
        Net change in deferred tax liability                                         -                 -               205
        Net change in working capital accounts:
            Receivables                                                           (509)             (645)           (3,284)
            Due from affiliates                                                 (2,939)           (4,558)              323
            Inventories and prepaid expenses                                    (1,893)              140               359
            Accounts payable and accrued liabilities                             8,061             4,039              (167)
        Net change in deferred charges and other assets and liabilities            602            (1,849)           (1,293)
                                                                          -------------     -------------     -------------
            Net cash provided by operating activities                           16,587               600             8,953
                                                                          -------------     -------------     -------------

Cash flows from investing activities:
    Payments for property and equipment                                         (4,223)           (1,393)          (19,407)
    Proceeds received from the sale of Resorts Atlantic City, net                    -           120,850                 -
    Proceeds received for repayment of note receivable                          18,018                 -                 -
    Proceeds received from sale of investments                                   4,726                 -                 -
    Purchase of investments                                                     (4,884)                -                 -
    Deposit refunded for proposed Desert Inn acquisition                             -                 -             7,750
    Proceeds from sale of assets                                                     2             2,196               395
    Reclassification of cash to assets held for sale                                 -                 -           (21,453)
    Other                                                                            -                 -            (2,695)
                                                                          -------------     -------------     -------------
        Net cash provided by (used in) investing activities                     13,639           121,653           (35,410)
                                                                          -------------     -------------     -------------

Cash flows from financing activities:
    Proceeds from issuance of debt                                             206,000           200,000             6,000
    Early redemption of debt                                                  (209,000)                -                 -
    Repayment of borrowings                                                        (92)          (79,063)           (1,908)
    Advances from (repayments to) affiliates                                   (20,804)         (235,132)              972
    Debt issue and modification costs                                           (4,301)           (6,250)                -
                                                                          -------------     -------------     -------------
        Net cash provided by (used in) financing activities                    (28,197)         (120,445)            5,064
                                                                          -------------     -------------     -------------

Net increase (decrease) in cash and cash equivalents                             2,029             1,808           (21,393)
Cash and cash equivalents at beginning of period                                 3,084             1,276            22,669
                                                                          -------------     -------------     -------------
Cash and cash equivalents at end of period                                $      5,113      $      3,084      $      1,276
                                                                          =============     =============     =============
See Note 16 for supplemental cash flow disclosures

                   The accompanying notes are an integral part of these financial statements

KERZNER INTERNATIONAL NORTH AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables are in Thousands of US Dollars)

NOTE 1 – Organization and Basis of Presentation

Organization and Name Change

Kerzner International North America, Inc. (“KINA”) was incorporated in the state of Delaware in 1958. As a result of a merger transaction, KINA has been a wholly-owned subsidiary of Kerzner International Hotels Limited (“Kerzner International”) (formerly Sun International Hotels Limited) since December 1996. Kerzner International, an international resort and gaming company, is a corporation organized and existing under the laws of the Commonwealth of The Bahamas. KINA is a holding company through which Kerzner International owns and operates its properties and investments in the United States. In these Notes to Consolidated Financial Statements, the words “Company,” “we,” “our” and “us” refer to KINA, together with its subsidiaries as the context may require.

On July 1, 2002, we changed our corporate name from Sun International North America, Inc. to Kerzner International North America, Inc.. The name change was implemented in accordance with agreements related to the restructuring of Kerzner International’s former majority shareholder, Sun International Investments Limited (“SIIL”). There was no change in our management or operations as a result of the name change. Any references to “Sun” or “SINA” herein relate to the entities currently known as “Kerzner International” and “KINA,” respectively.

We earn income based on the gross revenues of a casino operated by an unaffiliated entity in Connecticut. In addition, we provide management services to certain of our affiliated companies and we own a tour operator, which wholesales tour packages and provides reservation services. Prior to April 25, 2001, we owned a resort and casino property in Atlantic City, New Jersey (“Resorts Atlantic City”) which we sold to an unaffiliated entity on April 25, 2001.

Connecticut

We own a 50% interest in, and are a managing partner of, Trading Cove Associates (“TCA”), a Connecticut general partnership that developed and, until January 1, 2000, managed Mohegan Sun, a casino and entertainment complex in Uncasville, Connecticut. TCA managed Mohegan Sun from its opening in October 1996 to December 31, 1999 pursuant to a management agreement (the “Management Agreement”) from which TCA earned management fees based on a percentage of Mohegan Sun’s earnings after depreciation and interest.

In 1998, the Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe”) appointed TCA to develop a $1.0 billion expansion of Mohegan Sun for a development fee of $14.0 million. In addition, TCA and the Mohegan Tribe entered into an agreement (the “Relinquishment Agreement”) whereby it was agreed that effective January 1, 2000, TCA would turn over management of Mohegan Sun to the Mohegan Tribe. Pursuant to the Relinquishment Agreement, the Management Agreement was terminated and, commencing January 1, 2000, TCA receives payments of five percent of the gross revenues of Mohegan Sun for a 15-year period. For seven years beginning January 1, 2000, TCA pays us the first $5.0 million of the profits it receives each year pursuant to the Relinquishment Agreement as a priority payment prior to making pro rata distributions to its partners.

We are one of two managing partners of TCA. All decisions of the managing partners require the concurrence of us and the other managing partner, Waterford Gaming, L.L.C. In the event of deadlock there are mutual buy-out provisions.

Tour Operations

Through our wholly-owned subsidiary Kerzner International Resorts, Inc., we provide general and administrative support services, marketing services, travel reservations and wholesale tour services for Kerzner International’s properties in The Bahamas. To a much lesser extent, we also provide travel reservation services for unconsolidated affiliated properties in The Bahamas.

New York

Through Kerzner Investments New York, Inc. (“KINY”) a wholly-owned subsidiary, we own 50% of Trading Cove New York, LLC (“TCNY”), a Delaware limited liability company. TCNY is managed by KINY and Waterford Development New York, LLC. In March 2001, TCNY entered into a development services agreement (the “Development Agreement”) with the Stockbridge-Munsee Band of Mohican Indians (the “Stockbridge-Munsee Tribe”) for the development of a casino project (the “Project”) in the Catskill region of the State of New York (the “State”). The Development Agreement was amended and restated in February 2002. The Stockbridge-Munsee Tribe does not currently have reservation land in the State, but is federally recognized and operates a casino on its reservation in Wisconsin. The Stockbridge-Munsee Tribe has land claim litigation pending in the US District Court for the Northern District of New York (the “Court”) against the State, the counties of Madison and Oneida and several municipalities to recover lands within the state that it alleges were wrongfully taken from the tribe. The Court has stayed the litigation, but the Stockbridge-Munsee Tribe has requested that the Court partially lift the stay in an effort to advance the litigation.

Pursuant to the Development Agreement, as amended, TCNY would provide preliminary funding, certain financing and exclusive development services to the Stockbridge-Munsee Tribe in conjunction with the Project. If the Project is approved and completed, TCNY will earn a development fee in an amount equal to five percent of gross revenues as compensation for these services (subject to certain priorities), as defined in the Development Agreement, beginning with the opening of the Project and continuing for a period of 20 years. TCNY has secured land and/or options on approximately 400 acres of property in the Town of Thompson, County of Sullivan (the “County”), of which approximately 333 acres are currently designated for the Project. In February 2002, the Tribe filed a Land to Trust Application with the U.S. Department of the Interior, Bureau of Indian Affairs (the “BIA”), for the Project site properties. Should the BIA approve the Land to Trust Application and the Stockbridge-Munsee Tribe obtain other required approvals, the land could be taken into trust by the Federal Government on behalf of the Stockbridge-Munsee Tribe for the purpose of conducting Class III Gaming.

In October 2001, the State enacted legislation authorizing up to three Class III Native American casinos in the counties of Sullivan and Ulster and three Native American casinos in western New York pursuant to Tribal State Gaming Compacts to be entered into by the State and applicable Native American tribes.

In January 2002, the Stockbridge-Munsee Tribe entered into an agreement with the County pursuant to which the Stockbridge-Munsee Tribe would make certain payments to the County to mitigate any potential impacts the Project may have on the County and other local government subdivisions within the County. The payments would not commence until after the opening of the Project.

The Project is contingent upon the receipt of numerous federal, state and local approvals to be obtained by the Stockbridge-Munsee Tribe, including the execution of a Class III Gaming Compact with the State, which approvals are beyond the control of TCNY. As of January 31, 2003, the State has yet to enter into negotiations with the Stockbridge-Munsee Tribe to settle the tribe’s land claim nor has the State engaged in compact negotiations with the tribe to establish a casino in the State. We can make no representation as to whether any of the required approvals will be obtained by the Stockbridge-Munsee Tribe or whether the Project will be completed.

The Company’s investment in TCNY is reflected within investment in associated company in the accompanying consolidated balance sheets.

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of KINA and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

During the period in which we owned Resorts Atlantic City, we provided allowances for doubtful accounts arising from casino, hotel and other services, which are based upon a specific review of certain outstanding receivables. In determining the amounts of the allowances, we are required to make certain estimates and assumptions and actual results may differ from those estimates and assumptions. Accruals for potential liabilities related to any lawsuits or claims brought against us, calculation of income tax liabilities, valuation allowance on deferred tax assets and other liabilities require that we apply significant judgment in determining the appropriate assumptions for use in the calculation of financial estimates. We also must estimate the useful lives assigned to our assets. Actual results may differ from these estimates and assumptions.

Revenue Recognition

During the period in which we owned Resorts Atlantic City, we recognized the net win from casino gaming activities (the difference between gaming wins and losses) as gaming revenues, and revenues from hotel and related services are recognized at the time the related service is performed. Revenues and expenses from tour operations are recognized at the time of departure. Management fees and other operating revenues include fees charged to unconsolidated affiliates for casino and hotel management, executive management and project consulting and include fees charged to unconsolidated affiliates primarily for executive management services and are recorded when earned.

Promotional Allowances

Prior to the sale of Resorts Atlantic City the retail value of accommodations, food, beverage and other services provided to customers without charge was included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances for the year ended December 31, 2000 is included in casino and resort expenses as follows:

         Rooms                     $    8,407
         Food and beverage             15,502
         Other                          3,201
                                   -----------
                                   $   27,110
                                   ===========

Cash Equivalents

We consider all of our short-term money market securities purchased with original maturities of three months or less to be cash equivalents.

Inventories

Inventories of provisions and supplies are carried at the lower of cost (first-in, first-out) or market value.

Property and Equipment

Property and equipment are stated at cost and are depreciated over the estimated useful lives reported below using the straight-line method.

         Leasehold improvements                  3-15 years
         Land improvements                         14 years
         Furniture, machinery and equipment       2-5 years

Deferred Charges and Other Assets

Deferred charges and other assets primarily consist of debt issuance costs, which are being amortized to interest expense over the terms of the related indebtedness. This balance also includes long-term prepaid rent amounts relating to a lease entered into during 2002 in connection with the relocation of our corporate headquarters.

Deferred charges related to Mohegan Sun are being amortized over a seven-year period through the end of 2003. See Note 7 - Deferred Charges and Other Assets

Goodwill

Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets” which resulted in the cessation of the amortization of goodwill. Prior to this date, our goodwill was amortized on a straight-line basis over 40 years. Amortization expense related to goodwill for Resorts Atlantic City included in the accompanying consolidated statements of operations related to goodwill was $0 and $2.6 million for the years ended December 31, 2001 and 2000, respectively. The table below illustrates what the impact to the consolidated statement of operations would have been, if the provisions of SFAS 142 were applied to all periods presented.

                                          For the Year Ended December 31,
                                        ----------------------------------
                                           2002       2001         2000
                                        ---------  ---------  ------------

   Net income (loss), as reported       $ (2,372)  $  1,098   $ (249,656)
   Amortization of goodwill relating
       to Resorts Atlantic City                -          -         2,600
                                        ---------  ---------  ------------
   Adjusted net income (loss)           $ (2,372)  $  1,098   $ (247,056)
                                        =========  =========  ============

Investment in Associated Company

Investment in associated company represents the Company’s 50% investment in TCNY, an entity in which the Company has significant influence over the investee. This investment is accounted for in accordance with the equity method of accounting under which each such investment is reported at cost plus the Company’s proportionate share of the income or loss, less dividends received, of such investee since its acquisition. Equity in losses of associated company includes such proportionate share of loss.

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

Long Lived Assets

We review our long lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If changes in circumstances indicate that the carrying amount of an asset that we expect to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition are estimated. If the undiscounted value of the future cash flows is less than the carrying value of the asset, the carrying value of the long-lived asset will be reduced by the amount which the carrying value exceeds fair value. We do not believe that any such changes have occurred except as previously described as a result of the Resorts Atlantic City Sale and the Atlantic City Option, as discussed in Note 3.

Income Taxes

We file consolidated United States federal income tax returns. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Realization of future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate future taxable income. The valuation allowance is adjusted in the period we determine it is more likely than not that deferred tax assets will or will not be realized. We considered these factors in reaching our conclusion to reduce the valuation allowance during 2002, which resulted in a reduction to our provision for income taxes.

Comprehensive Income (Loss)

Comprehensive income (loss) is equal to net income (loss) for all periods presented.

Recent Accounting Pronouncements

Classification of Extraordinary Items

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No.4, “Reporting Gains and Losses from Extinguishment of Debt” (“Statement 4”), and an amendment of Statement 4, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements” (“Statement 64”). SFAS 145 also rescinds FASB Statement No. 44, and amends FASB Statement No. 13. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified.

Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 eliminates Statement 4 and, thus, the exception to applying APB Opinion 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking fund requirements-the exception to application of Statement 4 noted in Statement 64). As a result, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion 30. Applying the provisions of APB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.

We believe the adoption of SFAS 145 will require the $14.6 million extraordinary loss on early extinguishment of our 9% Senior Subordinated Notes recognized during the year ended December 31, 2002 to be reclassified upon adoption of SFAS 145 in 2003.

Exit or Disposal Activities

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

Guarantees

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligations to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.

The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We are one of the guarantors under the Amended Revolving Credit Facility. The amount outstanding on this facility as of December 31, 2002 was $72.0 million. We have not recognized a liability for this guarantee as it was issued prior to December 31, 2002. If in the future we modify this guarantee or issue new guarantees, we may be required to recognize a liability at an estimate of the guarantee’s fair value.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (ii) the equity investors lack one or more of the following characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation of the risk of absorbing the expected losses.

FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We have not yet assessed the impact that FIN 46 will have on our financial position or results of operations.

NOTE 3 - Business Acquisitions and Dispositions

Palmilla Management Contract

On September 12, 2002, Kerzner International acquired a 50% ownership interest in the 115-room Palmilla Resort, a deluxe, five-star property located near Cabo San Lucas in Baja, Mexico.

In connection with the purchase, we entered into long-term management and development agreements related to the property that will expire in 2022. Fees for management services to Palmilla Resort during the period from September 12, 2002 through December 31, 2002 were $128,000 and are included in management and other fees in the accompanying 2002 consolidated statement of operations.

Sale of Resorts Atlantic City

We previously owned and operated Resorts Atlantic City, a 644-room casino and hotel property. On April 25, 2001, we completed the sale of Resorts Atlantic City to an affiliate of Colony Capital LLC (“Colony”) for a purchase price of approximately $144 million, including accrued interest (the “Resorts Atlantic City Sale”). The proceeds received from Colony consisted of approximately $127 million in cash and an unsecured $17.5 million note (the “Promissory Note”), bearing interest at a rate of 12.5% per annum payable semi-annually. In March 2002, we received $18.0 million from Colony as payment in full of the Promissory Note and all outstanding accrued interest. Of the cash proceeds from the Resorts Atlantic City sale, $79 million was used to pay in full the borrowings outstanding by Resorts Atlantic City under a bank credit facility dated November 1, 1999 (as amended, the “Revolving Credit Facility”). Resorts Atlantic City, along with Kerzner International, Kerzner International Bahamas Limited (formerly Sun International Bahamas Limited) (“KIB”), a wholly-owned subsidiary of Kerzner International outside of KINA’s consolidated group, and Kerzner International Nevada, Inc. (formerly Sun International Nevada, Inc.), a wholly-owned subsidiary of KINA, were co-borrowers under the Revolving Credit Facility. The remaining $48 million of cash proceeds from the Resorts Atlantic City Sale was advanced to KIB and was used to permanently reduce borrowings outstanding by KIB under the Revolving Credit Facility.

We entered into an agreement to sell Resorts Atlantic City in the fourth quarter of 2000, and as of December 31, 2000, we accounted for Resorts Atlantic City as an investment held for sale. The carrying value of the net assets to be disposed of was reclassified to net assets held for sale on our consolidated balance sheets and, in the fourth quarter of 2000, we recorded a loss of $229.2 million resulting from the write-down of net assets held for sale to their realizable value. Therefore, the net proceeds received at closing equaled the carrying value of the net assets disposed of, and accordingly, except for interest income earned during 2001 on the proceeds, there was no further gain or loss recorded as a result of the closing. As of January 1, 2001, the operations of Resorts Atlantic City were no longer included in our consolidated financial statements.

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

Pursuant to the terms of the Resorts Atlantic City Sale, we granted Colony a two-year option (the “Atlantic City Option”) to acquire certain undeveloped real estate which we own, adjacent to Resorts Atlantic City, for a purchase price of $40 million, which option can be extended by Colony for two additional one-year periods upon 45 days notice to us prior to the expiration of the then-current option period and payment to us of a $2.5 million extension payment for each renewal period. The current option period expires on April 24, 2003 and Colony has not yet exercised its right to extend the option period. The net carrying value of the land included in the Atlantic City Option is included in property and equipment in the accompanying consolidated balance sheets. Effective April 25, 2001, the closing date of the Resorts Atlantic City Sale, Colony leases from us certain of the property included in the Atlantic City Option for $100,000 per month. At that time the lease can be terminated by either Colony or us with thirty days notice, subject to certain conditions. The rental income resulting from this lease was $1.2 million for the year ended December 31, 2002 and is included in management and other fees in the accompanying statement of operations.

Termination of Desert Inn Acquisition Agreement

On March 2, 2000, Kerzner International and Starwood Hotels and Resorts Worldwide Inc. (“Starwood”) announced that they had agreed to terminate their agreement (the “Termination Agreement”) under which we were to acquire the Desert Inn Hotel and Casino in Las Vegas (the “Desert Inn”) for $275 million. In connection with the proposed acquisition of the Desert Inn, we had previously placed a $15 million deposit with Starwood (the “Deposit”). Pursuant to the Termination Agreement, the amount, if any, that we would be required to pay from the Deposit was based on the ultimate sales price of the Desert Inn to another party.

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

NOTE 4 – Receivables

Components of receivables were as follows:

                                              ----------------------------
                                                  2002             2001
                                              -----------      -----------

   Interest receivable                         $       -        $     481
   Trade receivable                                  227              372
   Employee note receivable                          563                -
   Other                                           1,098              746
                                              -----------      -----------
                                                    1,888            1,599
   Less: allowance for doubtful accounts             (96)            (122)
                                              -----------      -----------
                                               $   1,792        $   1,477
                                              ===========      ===========

NOTE 5 - Prepaid Expenses

Components of prepaid expenses as of December 31, 2002 included $1.2 million of rent, $0.8 million for expenses relating to tour operations and various other items.

NOTE 6 - Property and Equipment

Components of property and equipment were as follows:

                                                              December 31,
                                                     ------------------------------
                                                          2002             2001
                                                     -------------    -------------

Land held for investment, development or resale      $     31,454     $     31,424
Land                                                       22,151           22,151
Buildings and leasehold improvements                        3,635            3,743
Furniture, machinery and equipment                         12,767           14,478
Construction in progress                                      920              160
                                                     -------------    -------------
                                                           70,927           71,956
Less: accumulated depreciation                             (7,777)          (8,805)
                                                     -------------    -------------
                                                     $     63,150     $     63,151
                                                     =============    =============

Construction in progress at December 31, 2002 primarily relates to software costs pertaining to the implementation of a new reservations system. There were no capitalized interest costs in any of the periods presented.

NOTE 7 – Deferred Charges and Other Assets

Components of deferred charges and other assets were as follows:

                                      December 31,
                             --------------------------------
                                  2002               2001
                             -------------      -------------

   Debt issue costs, net      $     8,474        $     9,898
   Prepaid rent, long-term          2,720                  -
   Trading Cove New York                -              1,523
   Mohegan Sun                        299              1,329
   Other                              141                  -
                             -------------      -------------
                              $    11,634        $    12,750
                             =============      =============

NOTE 8 – Accounts Payable and Accrued Liabilities

Components of accounts payable and accrued liabilities were as follows:

                                                                   December 31,
                                                    --------------------------------
                                                         2002               2001
                                                    -------------      -------------

   Accrued payroll and related taxes and benefits    $     8,046        $     4,342
   Trade payables                                          2,515              2,554
   Customer deposits and unearned revenues                 5,959              5,338
   Accrued interest                                       13,411             12,005
   Other accrued liabilities                               6,881              8,196
                                                    -------------      -------------
                                                     $    36,812        $    32,435
                                                    =============      =============

NOTE 9 – Other Long Term Liabilities

As of December 31, 2002, other long-term liabilities primarily consisted of deferred rent credits related to a building lease entered into during 2002 for our office in Plantation, Florida.

NOTE 10 – Long-Term Debt

Components of long-term debt were as follows:

                                                              December 31,
                                                       ----------------------------
                                                           2002            2001
                                                       ------------    ------------

   $400 million ($200 million at December 31, 2001)
      8-7/8% Senior Subordinated Notes due 2011
      ("8-7/8% Senior Subordinated Notes")             $   405,726     $   200,000
   $200 million 9% Senior Subordinated Notes
      due 2007 ("9% Senior Subordinated Notes")                  -         199,419
   Other                                                       435              89
                                                       ------------    ------------
                                                           406,161         399,508
   Less: amounts due within one year                          (135)            (70)
                                                       ------------    ------------
                                                       $   406,026     $   399,438
                                                       ============    ============

Consent Solicitation of Noteholders

On July 10, 2001, KINA along with Kerzner International (together, the “Companies”), commenced a consent solicitation with holders of the Companies’ $200 million principal amount of 9.0% senior subordinated notes due 2007 (the “9% Senior Subordinated Notes”). The Companies sought proposed amendments of certain provisions of the indenture pursuant to which the 9% Senior Subordinated Notes were issued.

The proposed amendments effectively eliminate (as of December 31, 2000, the date the charge was recorded) the impact of $199.2 million of the total $229.2 million loss recorded by KINA in connection with the Resorts Atlantic City Sale, for purposes of determining the ability of Kerzner International and its affiliates to make certain investments, such as certain minority investment in joint ventures. In addition, the amendments increased, from 2.0:1 to 2.5:1, the consolidated coverage ratio required in order for the Companies to incur additional indebtedness. The consolidated coverage ratio is defined as consolidated earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) to fixed payments, as defined in the indentures. The consent solicitation, as amended and extended, was finalized on July 23, 2001.

On July 24, 2001, the Companies announced that they had received the requisite consents from the holders of their 9% Senior Subordinated Notes. Accordingly, the Companies and the trustee under the indentures executed and delivered supplemental indentures containing the amendments described in the amended consent solicitation. Pursuant to the consent solicitation, we paid $1.0 million to holders of the 9% Senior Subordinated Notes.

Issuances of 8-7/8% Senior Subordinated Notes

In August 2001, the Companies issued $200.0 million principal amount of 8-7/8% senior subordinated notes due 2011 (the “8-7/8% Senior Subordinated Notes”), which, after costs, resulted in net proceeds of approximately $194.0 million. All of proceeds received from the issuance of the 8-7/8% Senior Subordinated Notes were advanced to KIB to repay amounts outstanding under the Revolving Credit Facility. Therefore, interest expense related to the 8-7/8% Senior Subordinated Notes is offset by affiliated interest income from KIB.

In May 2002, the Companies issued an additional $200.0 million of 8-7/8% Senior Subordinated Notes and used the proceeds from these senior subordinated notes were used to repay the Companies outstanding 9% Senior Subordinated Notes pursuant to the Tender Offer, Consent Solicitation and Redemption of such notes described below.

The 8-7/8% Senior Subordinated Notes, which are unsecured obligations, are unconditionally guaranteed by substantially all of the wholly-owned subsidiaries of Kerzner International and KINA. Interest on the 8-7/8% Senior Subordinated Notes is payable semi-annually and commenced on February 15, 2002. The indenture for the 8-7/8% Senior Subordinated Notes contains certain covenants, including limitations on the ability of the Companies to, among other things: (i) incur additional indebtedness, (ii) incur certain liens, and (iii) make certain other restricted payments.

Fourth Amended and Restated Credit Facility (the “Amended Revolving Credit Facility”)

On November 13, 2001, Kerzner International, KINA and KIB, as co-borrowers, entered into the Amended Revolving Credit Facility with a syndicate of banks (the “Lenders”), with Canadian Imperial Bank of Commerce (“CIBC”) acting as administrative agent. The borrowings then outstanding under the previous Revolving Credit Facility, all of which were reflected on the balance sheet of KIB, were paid in full. Under the Amended Revolving Credit Facility, the maximum amount of borrowings that may be outstanding is $300.0 million, subject to the borrowing base discussed below and certain other conditions. The Lenders have agreed that up to an additional $50.0 million of borrowings may be available under the facility if we are able to arrange additional commitments in that amount.

Effective February 7, 2003, the co-borrowers obtained approval from the required Lenders under our Amended Revolving Credit Facility to, among other things, calculate borrowings available using a borrowing base calculation, such that we can draw the lesser of the borrowing base or the commitment amount. This approval is subject to certain conditions that the co-borrowers expect to satisfy by June 30, 2003. If for any reason the co-borrowers are unable to meet those conditions or negotiate new conditions for effectiveness of the borrowing base, our borrowings as of July 1, 2003 will be limited by the total amount of per occurrence “all risks” insurance that KIB maintains on its properties on Paradise Island of $150.0 million per occurrence. Under the borrowing base calculation as of the year ended December 31, 2002, our borrowing limit would have been $300.0 million, as the anticipated borrowing base calculation would have exceeded the commitment amount.

Loans under the Amended Revolving Credit Facility bear interest at (i) the higher of (a) CIBC’s base rate or (b) the Federal Funds rate plus one-half of one percent, in either case plus an additional 0.25% to 1.75% based on a debt to earnings ratio during the period, as defined (the “Leverage Ratio”) or (ii) London Interbank Offered Rate (“LIBOR”) rate plus 1.25% to 2.75% based on the Leverage Ratio. For loans based on the LIBO Rate, interest is payable on the last day of each applicable interest period, or the date of any payment or prepayment of such loans. For loans based on the Alternate Base Rate (as defined), interest is payable quarterly. At December 31, 2002, the weighted average interest rate on amounts outstanding under the Amended Revolving Credit Facility was 3.40%. Loans under the Amended Revolving Credit Facility may be prepaid and re-borrowed at any time and are due in full in November 2006. Commitment fees are calculated at per annum rates ranging from 0.25% to 0.50% based on the Leverage Ratio, applied to the undrawn amount of the Amended Revolving Credit Facility and are payable quarterly.

The Amended Revolving Credit Facility contains restrictive covenants that Kerzner International must comply with, which among other things: (a) require periodic financial reporting, (b) require meeting certain financial amounts and ratio tests, (c) restrict the payment of dividends, (d) limit the incurrence of indebtedness and (e) limit asset expenditures and dispositions outside the ordinary course of business. As of December 31, 2002, Kerzner International believes that it is in compliance with all of such covenants.

The amount of borrowings outstanding as of December 31, 2002 on the Amended Revolving Credit Facility was $72.0 million, all of which was drawn by KIB and is reflected on KIB’s balance sheet. This amount is unconditionally guaranteed by KINA.

Tender Offer, Consent Solicitation and Redemption of 9% Senior Subordinated Notes

On May 8, 2002, the Companies commenced a cash tender offer to purchase any and all of their outstanding 9% Senior Subordinated Notes. The tender offer was made pursuant to an Offer to Purchase, Consent Solicitation Statement and a related Letter of Transmittal and Consent, dated May 8, 2002. In conjunction with the tender offer, the Companies solicited consents to proposed amendments to the indenture governing the 9% Senior Subordinated Notes. The proposed amendments eliminated substantially all of the restrictive covenants and certain events of default from the indenture governing the notes. Holders that tendered their notes were required to consent to the proposed amendments and holders that consented to the proposed amendments were required to tender their notes. At the expiration time, a total of approximately $177.5 million of the outstanding $200.0 million aggregate principal amount of the notes were tendered and accepted for purchase in the tender offer. On June 21, 2002, the Companies redeemed, in accordance with the terms of the indenture governing the notes, all of the 9% Senior Subordinated Notes that remained outstanding at the time, at the applicable redemption price of $1,045 per $1,000 of principal amount thereof, plus interest accrued to the redemption date. The Companies used the proceeds from the issuance of their $200.0 million of 8-7/8% Senior Subordinated Notes on May 20, 2002 to retire their outstanding 9% Senior Subordinated Notes pursuant to the tender offer and redemption.

Debt Maturity

Aggregate annual maturities of long-term debt as of December 31, 2002 for each of the next five years and thereafter are as follows:

         2003                     $     135
         2004                           170
         2005                           130
         2006                             -
         2007                             -
         Thereafter                 400,000
                                  ----------
                                    400,435
         Debt Premium                 5,726
                                  ----------
                                  $ 406,161
                                  ==========

Supplemental Condensed Consolidating Financial Statements

Supplemental condensed consolidating financial statements of Kerzner International as the parent company and other guarantor subsidiaries, as required under Rule 3-10 of Regulation S-X, will be filed with the SEC as part of Kerzner International’s Form 20-F.

NOTE 11 - Shareholder’s Deficit

KINA is authorized to issue 100 million shares of KINA common stock, 120,000 shares of Class B Stock and 10 million shares of preferred stock. The only shares of KINA stock outstanding as of the periods presented are 100 shares of KINA common stock, all of which are owned by Kerzner International.

NOTE 12 – Related Party Transactions

Due from Affiliates

At December 31, 2002, amounts due from the affiliates includes non-interest bearing, due on demand advances made to certain unconsolidated affiliated companies of $50.8 million, payments due from TCA related to Mohegan Sun of $14.9 million and other amounts. At December 31, 2001, amounts due from affiliates includes non-interest bearing, due on demand advances made to certain unconsolidated affiliated companies of $29.7 million and payments due from TCA related to Mohegan Sun of $12.0 million.

Due from Affiliate – Non-current

Due from affiliate – non-current relates to the proceeds received from the 8-7/8% Senior Subordinated Notes issued in August 2001. All of the proceeds were advanced to KIB and were used to pay down borrowings by KIB on its revolving credit facility. Such amount is expected to be repaid when the notes become due or such notes are refinanced.

Management Fees and Other

We recorded income from TCA under the Relinquishment Agreement of $25.9 million, $15.6 million and $5.9 million for the years ended 2002, 2001 and 2000, respectively. We also earned development fees in 2002, 2001 and 2000 related to Mohegan Sun of $5.0 million, $0 and $3.8 million, respectively.

We earn fees in accordance with an agreement to provide management services to certain unconsolidated affiliated companies. For the years ended December 31, 2002, 2001 and 2000, such fees amounted to $16.8 million, $15.1 million and $15.3 million, respectively.

Palmilla Resort

Fees for management services to Palmilla Resort during the period from September 12, 2002 through December 31, 2002 were $128,000.

Interest Income from Affiliates

Interest income from affiliates is comprised of amounts due from KIB and relates to the line item “Due from Affiliate – Non-current” that is described above.

Loan to Management

As of December 31, 2002, there is one loan outstanding for $0.6 million, including accrued interest, which bears interest at 7.0% per annum.

NOTE 13 – Employee Benefit Plans

We participate in a defined contribution plan covering substantially all of our non-union employees. We make contributions to this plan based on a percentage of eligible employee contributions. Total expense for this plan was $185,000, $237,000 and $861,000 in 2002, 2001 and 2000, respectively. The year 2000 included plan expenses of Resorts Atlantic City.

In addition to the plan described above, union and certain other employees of Resorts Atlantic City were covered by multi-employer defined benefit pension plans to which the subsidiaries make, or made, contributions. Our pension expense for these plans totaled $1.6 million in 2000. As a result of the Resorts Atlantic City Sale, we no longer have union employees.

NOTE 14 – Restructuring Expense

Restructuring costs in 2001 were comprised of severance payments made to employees who were terminated due to lower occupancy levels at Kerzner International’s properties in The Bahamas subsequent to the terrorist attacks on September 11, 2001.

NOTE 15 – Income Taxes

In 2002, 2001 and 2000 the income tax provision was as follows :

                              For the Year Ended December 31,
                         ----------------------------------------
                             2002          2001           2000
                         -----------   -----------    -----------

         Current:
             Federal     $    3,874    $   (4,306)     $    (303)
             State            2,341         1,462          1,178
                         -----------   -----------    -----------
                              6,215        (2,844)           875
         Deferred:
             Federal         (6,119)            -            205
                         -----------   -----------    -----------
                         $       96    $   (2,844)     $   1,080
                         ===========   ===========    ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the deferred tax assets and liabilities were as follows:

                                                                 For the Year Ended
                                                                    December 31,
                                                          ---------------------------------
                                                              2002               2001
                                                          -------------      -------------

    Current tax assets:
      NOL carryforward                                    $          -       $      3,874
                                                          -------------      -------------
     Net current tax assets                               $          -       $      3,874
                                                          =============      =============

    Non-current deferred tax liabilities:
        Basis differences on property and equipment               (561)              (640)
                                                          -------------      -------------
            Total deferred tax liabilities                        (561)              (640)
                                                          -------------      -------------

    Non-current deferred tax assets:
        NOL carryforwards                                      223,709            220,346
        Basis differences on land held for investment,
          development or resale                                  4,104              4,291
        Book reserves not yet deductible
          for tax return purposes                                1,898              3,104
        Tax credit carryforwards                                 2,677              2,676
        Other                                                    3,786              2,349
                                                          -------------      -------------
           Total deferred tax assets                           236,174            232,766

    Valuation allowance for deferred tax assets               (229,494)          (232,126)
                                                          -------------      -------------
        Deferred tax asset, net of valuation allowance           6,680                640
                                                          -------------      -------------
    Non-current net deferred tax assets                   $      6,119       $          -
                                                          =============      =============

Realization of future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate future taxable income. The valuation allowance is adjusted in the period we determine it is more likely than not that deferred tax assets will or will not be realized. We considered these factors in reaching our conclusion to reduce the valuation allowance during 2002, which resulted in a reduction to our income taxes.

The effective income tax rate on net income (loss) before income taxes varies from the statutory federal income tax rate as a result of the following factors:

                                                             For the Year Ended December 31,
                                                            --------------------------------
                                                               2002       2001       2000
                                                            ---------  ---------  ----------

   Statutory federal income tax rate                          (35.0%)    (35.0%)     (35.0%)
   State tax expense                                          102.9%      83.7%        0.5%
   NOLs, extraordinary item and temporary differences
      for which a valuation allowance has been provided       224.9%          -       34.1%
   Release of valuation allowance relating to
     NOL carryforwards                                       (359.6%)   (221.9%)          -
   Nondeductible expenses and taxable items                    71.1%       5.5%        0.3%
   Other                                                       (0.1%)      4.8%        0.5%
                                                            ---------  ---------  ----------
    Effective income tax rate                                   4.2%    (162.9%)       0.4%
                                                            =========  =========  ==========

For federal income tax purposes, KINA had net operating loss (“NOL”) carryforwards of approximately $640.0 million at December 31, 2002, of which $263.6 million are unrestricted as to use. However, due to the change of ownership of KINA in 1996, $376.4 million of these NOL carryforwards (the “Pre-Change NOLs”) are limited in their availability to offset our future taxable income. As a result of these limitations, approximately $11.3 million of Pre-Change NOLs will become available for use each year through the year 2008, an additional $8.5 million will be available in 2009. The remaining Pre-Change NOLs are expected to expire unutilized.

Our restricted NOL carryforwards expire as follows: $57.0 million in 2005, $18.3 million in 2006, and $1.0 million in 2009. Our unrestricted NOLs expire as follows: $12.3 million in 2005, $30.5 million in 2007, $56.5 million in 2008, $8.0 million in 2011, $57.0 million in 2012, $32.6 million in 2019, $17.7 million in 2020 and $49.0 million in 2021.

NOTE 16 – Supplemental Cash Flow Disclosures

Supplemental disclosure of cash flow and non-cash investing and financing activities:

                                                  For the Year Ended December 31,
                                                  -------------------------------
                                                     2002       2001       2000
                                                  ---------  ---------  ---------

Interest paid                                     $ 34,374    $ 20,020  $  24,577
Income taxes paid                                    1,852       1,624        975

Non-cash investing and financing activities:
Promissory note issued to Colony in connection
      with the Resorts Atlantic City Sale                -      17,500          -
Accrued Interest Note issued to Colony                   -         518          -
Property and equipment acquired under
      capital lease obligations                        438          16      1,574

NOTE 17 – Commitments and Contingencies

Litigation, Claims and Assessments

In the ordinary course of business, we are defendants in certain litigation. In our opinion, based upon advice of counsel and currently available information, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

Lease Obligations

We lease office space in numerous locations throughout the United States for administrative, sales and marketing, public relations, tour operations and travel reservations services and other administrative services. In addition to serving as our corporate headquarters, these offices also support KIB operations in The Bahamas.

Future minimum lease obligations under various non-cancelable operating leases with terms in excess of one year at December 31, 2002 are as follows:

         2003                    $  1,642
         2004                       1,544
         2005                       1,604
         2006                       2,020
         2007                       1,795
         Thereafter                19,807
                                 ---------
                                 $ 28,412
                                 =========

Executive and Employee Bonus Plans

We have a bonus plan whereby our employees, including officers, will qualify for bonuses if certain levels of earnings or earnings per share are achieved at our parent level, and such bonuses are calculated as a percentage of each individual’s salary. Such percentage is based on, among other things, each employee’s level of responsibility. Bonuses paid to our officers under this bonus plan could reach a maximum of 60% of the respective employee’s base salary. The compensation expense related to this bonus plan amounted to $1.1 million for the year ended December 31, 2002.

NOTE 18– Fair Value of Financial Instruments

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

We used the following methods and assumptions in estimating fair value disclosures for financial instruments: (a) Cash and cash equivalents, receivables, due from affiliates, accounts payable and accrued liabilities: The amounts reported in the accompanying consolidated balance sheets approximate fair value; (b) Fixed-rate debt: Fixed rate debt is valued based upon published market quotations, as applicable. The fair value of our fixed-rate debt at December 31, 2002 is approximately $421.8 million as compared to its carrying value of $406.2 million.

NOTE 19 – Segment Data

The Company manages and internally reports its operations in one business segment.

SCHEDULE II
KERZNER INTERNATIONAL NORTH AMERICA, INC.CONSOLIDATED
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands of US dollars)

                                             Balance at            Additions                                 Net assets            Balance at
                                              beginning            charged to           Deductions            held for               end of
                                              of period             expenses                (a)               sale (b)               period
                                            --------------        -------------        --------------       --------------        --------------

For the year ended December 31, 2002:
    Allowance for doubtful receivables
        Other (c)                          $          122        $         194        $         (220)      $            -        $           96
                                          ----------------      ---------------      ----------------      ---------------      ----------------
                                           $          122        $         194        $         (220)      $            -        $           96
                                          ================      ===============      ================      ===============      ================

For the year ended December 31, 2001:
    Allowance for doubtful receivables
        Other (c)                          $          123        $          84        $          (85)      $            -        $          122
                                          ----------------      ---------------      ----------------      ---------------      ----------------
                                           $          123        $          84        $          (85)      $            -        $          122
                                          ================      ===============      ================      ===============      ================
For the year ended December 31, 2000:
    Allowance for doubtful receivables
        Gaming                            $         2,606        $       1,139        $         (853)      $       (2,892)       $            -
        Other (c)                                     102                  111                   (56)                 (34)                  123
                                          ----------------      ---------------      ----------------      ---------------      ----------------
                                           $        2,708        $       1,250        $         (909)      $       (2,926)       $          123
                                          ================      ===============      ================      ===============      ================

(a) Write-off of uncollectible accounts, net of recoveries.
(b) Reclassification of net assets held for sale related to the Resorts Atlantic City Sale.
(c) Relates to our tour operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 24, 2002, Kerzner International and KINA removed Arthur Andersen LLP (“Andersen”) as the Company’s independent public accountants and on June 24, 2002 retained Deloitte & Touche LLP (“D&T”) as the Company’s new independent public accountants for the fiscal year 2002. This change was made upon the recommendation of the audit committee of the Company’s board of directors and with the approval of the Company’s board of directors. The decision to change independent public accountants was based on the continuing uncertainty regarding Andersen’s future and is not a reflection of Andersen’s commitment or the quality of the services it provided to the Company.

Andersen’s reports on the Company’s consolidated financial statements for the years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and December 31, 2000 and through the date of their dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Andersen with a copy of the foregoing disclosures and Andersen stated its agreement with such statements.

During the years ended December 31, 2001 and December 31, 2000 and up to the date of their engagement, the Company did not consult D&T with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

There were no disagreements with Andersen or D&T on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure during 2002.

PART III

The following Items of this Part III have been omitted pursuant to General Instruction I of Form 10-K: ITEM 10. Directors' and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents Filed as Part of This Report

1.	The financial statement index required herein is incorporated by reference to “Item 8. Financial Statements and Supplementary Data.”

2.

The index of financial statement schedules required herein is incorporated by reference to “Item 8.  Financial Statements and Supplementary Data.” Financial statement schedules not included have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	The following exhibits are filed herewith or incorporated by reference:

  Exhibit
  Numbers                      Description                     Incorporation by Reference to
------------- ---------------------------------------------- -----------------------------------
  3(a)(1)     Restated  Certificate  of  Incorporation,  as  Exhibit   3.3   to    Registration
              amended,   of  Kerzner   International  North  Statement  on Form  F-4,  filed on
              America, Inc.                                  March   20,    1997,    File   No.
                                                             333-23665-01

 3(a)(2)     Certificate    of   Amendment   of   Restated  Exhibit  3(a)(2)  to Form  10-K405
              Certificate  of   Incorporation   of  Kerzner  Annual  Report  of  KINA  for  the
              International North America, Inc.              fiscal  year  ended  December  31,
                                                             1996,  filed  on March  20,  1997,
                                                             File No. 001-04748

  3(a)(3)     Certificate    of   Amendment   of   Restated  Exhibit   3.7   to    Registration
              Certificate  of   Incorporation   of  Kerzner  Statement   on  Form  F-4/A  dated
              International North America, Inc.              August  12,  2002,   in  File  No.
                                                             333-96705-36

    3(b)      Amended  and  Restated   By-Laws  of  Kerzner  Exhibit    3(b)   to   Form   10-Q
              International North America, Inc.              Quarterly  Report  of KINA for the
                                                             quarter   ended  June  30,   1996,
                                                             filed on August 7, 1996,  File No.
                                                             001-04748

    4(a)      Rights of holders of KINA's common stock       See Exhibits 3(a)(1),  3(a)(2) and
                                                             3(b)

    4(b)      Form of Inter-Borrower  Agreement dated as of  Exhibit  4(e)(4)  to Form  10-K405
              March    10,    1997,     between     Kerzner  Annual  Report  of  KINA  for  the
              International and KINA                         fiscal  year  ended  December  31,
                                                             1996,  filed  on March  20,  1997,
                                                             File No. 001-04748

  4(c)(1)     Indenture   dated  as  of  August  14,  2001,  Exhibit  4(a) to Form 8-K of KINA,
              between  Kerzner  International  and KINA, as  filed on  August  24,  2001,  File issuers,  the Guarantors  party thereto,  and  No. 001-04226
              The Bank of New York, as trustee

  4(c)(2)     Supplemental  Indenture dated as of September  Exhibit   99(a)  to  Form  8-K  of
              19, 2001 to Indenture  dated as of August 14,  KINA,   filed  on  September   20,
              2001                                           2001, File No. 001-04226

  4(c)(3)     Second  Supplemental  Indenture  dated  as of  Exhibit   4.3   to    Registration
              May 20, 2002 to Indenture  dated as of August  Statement  on Form  F-4,  filed on
              14, 2001                                       July    18,    2002,    File   No.
                                                             333-96705-36

  4(c)(4)     Third  Supplemental  Indenture  dated  as  of  Exhibit   99.2  to  Form   8-K  of
              November  18, 2002 to  Indenture  dated as of  KINA,  filed on November 22, 2001,
              August 14, 2001                                File No. 001-04226

  4(c)(5)     Form of 8-7/8% Senior  Subordinated  Note due  Exhibit  4(a) to Form 8-K of KINA,
              2011                                           filed on  August  24,  2001,  File
                                                             No. 001-04226

  4(c)(6)     Form of  Guarantee  with  respect  to  8-7/8%  Exhibit  4(a) to Form 8-K of KINA,
              Senior Subordinated Note due 2011              filed on  August  24,  2001,  File
                                                             No. 001-04226

  4(c)(7)     Registration  Rights  Agreement  dated  as of  Exhibit  4(b) to Form 8-K of KINA,
              August 14, 2001, among Kerzner  International  filed on  August  24,  2001,  File and KINA, as issuers,  the  Guarantors  party  No. 001-04226 thereto,  and Deutsche Banc Alex. Brown Inc.,
              Bear Stearns & Co. Inc.,  CIBC World  Markets
              Corp., Banc of America  Securities LLC, Wells
              Fargo   Brokerage   Services,    LLC,   Fleet
              Securities,  Inc.,  and  The  Royal  Bank  of
              Scotland PLC, as initial purchasers

  4(c)(8)     Registration  Rights  Agreement  dated  as of  Exhibit   2.3(f)   to  Form   20-F
              May 20,  2002,  among  Kerzner  International  Annual     Report    of    Kerzner
              and KINA, as issuers,  the  Guarantors  party  International  for the year  ended
              thereto,   and  Bear   Stearns  &  Co.  Inc.,  December  31,  2001,  filed on May
              Deutsche  Bank  Securities  Inc.,  CIBC World  30, 2002, File No. 001-04226
              Markets  Corp.,  Banc of  America  Securities
              LLC,  Wells Fargo  Brokerage  Services,  LLC,
              J.P.  Morgan   Securities  Inc.,  as  initial
              purchasers

   10(a)      Termination  Agreement  dated as of  February  Exhibit  2 to Form 6-K of  Kerzner
              29,   2000,   among   Sheraton   Desert   Inn  International,  filed on March 27,
              Corporation,    Starwood,   Sheraton   Gaming  2000, in File No. 001-04226
              Corporation,    Kerzner   International   and
              Kerzner International Nevada, Inc.

  10(b)(1)    Amended and  Restated  Partnership  Agreement  Exhibit   10.7   to   Registration
              of  Trading  Cove  Associates   dated  as  of  Statement  on Form F-3 of  Kerzner
              August  29,   1995,   among  Sun  Cove,   RJH  International,  filed on  December
              Development     Corp.,     Leisure     Resort  15, 1995, File No. 333-80477
              Technology,  Inc.,  Slavik Suites,  Inc., and
              LMW Investments, Inc.

  10(b)(2)    Relinquishment  Agreement  dated  February 7,  Exhibit  2.2  to  Form  20-F/A  of
              1998,   between  the  Mohegan  Tribal  Gaming  Kerzner   International   for  the
              Authority and Trading Cove Associates          year  ended   December  31,  1997,
                                                             filed on September  3, 1998,  File
                                                             No. 001-04226

   10(c)      KINA Retirement  Savings Plan,  dated January  Exhibit  10(c) to Form 10-K Annual
              1, 2000                                        Report of KINA for the year  ended
                                                             December 31, 2000,  filed on April
                                                             17, 2001, File No. 001-04748

   10(d)      Purchase  Agreement  among  KINA,  as Parent,  Exhibit 10 to Form 10-Q  Quarterly
              GGRI,  as Seller and Colony as Buyer dated as  Report  of KINA  for  the  quarter
              of October 30, 2000                            ended  September  30, 2000,  filed
                                                             on  November  14,  2000,  File No.
                                                             001-04748

   10(e)      Promissory   Note  between  Colony  and  KINA  Exhibit  2 to Form 6-K of  Kerzner
              dated as of April 25, 2001                     International,  filed  on  May  8,
                                                             2001, File No. 001-04226

  10(f)(1)    Fourth Amended and Restated  Revolving Credit  Exhibit 10 to Form 10-Q  Quarterly
              Facility  dated as of November 13, 2001 among  Report  of KINA  for  the  quarter
              Kerzner   International,   KINA  and  Kerzner  ended  September  30, 2001,  filed
              International   Bahamas   Limited,    various  on  November  14,  2001,  File No.
              financial   institutions   as  Lenders,   and  001-04748
              Canadian   Imperial  Bank  of  Commerce,   as
              administrative agent

  10(f)(2)    Letter  Amendment  to the Fourth  Amended and  Filed herewith as Exhibit 10(f)(2)
              Restated  Revolving Credit Agreement dated as
              of December 14, 2001

  10(f)(3)    First  Amendment  to the Fourth  Amended  and  Exhibit   4.21   to   Registration
              Restated  Revolving Credit Agreement dated as  Statement  on Form  F-4,  filed on
              of May 8, 2002                                 July    18,    2002,    File   No.
                                                             333-96705-36

  10(f)(4)    Letter  Amendment  to the Fourth  Amended and  Exhibit   99.1  to  Form   6-K  of
              Restated  Revolving Credit Agreement dated as  Kerzner  International,  filed  on
              of August 30, 2002                             December   6,   2002,   File   No.
                                                             001-04226

  10(f)(5)    Second  Amendment  to the Fourth  Amended and  Exhibit   99.2  to  Form   6-K  of
              Restated  Revolving Credit Agreement dated as  Kerzner  International,  filed  on
              of November 20, 2002                           December   6,   2002,   File   No.
                                                             001-04226

     23       Consent of Deloitte & Touche                   Filed herewith as Exhibit 23

   99(1)      Letter   from  KINA  to  the  SEC   regarding  Filed herewith as Exhibit 99(1)
              representations made by Arthur Andersen LLP

   99(2)      Certification  Pursuant to 18 U.S.C.  Section  Filed herewith as Exhibit 99(2)
              1350,  as adopted  pursuant to Section 906 of
              the Sarbanes-Oxley Act of 2002

Registrant agrees to file with the SEC, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

(b)     Reports on Form 8-K

A Current Report on Form 8-K was filed with the SEC on November 22, 2002. This report reported on Item 5 an amendment to KINA’s indentures and on Item 7 attached the relevant supplemental indentures as exhibits to the filing.

(c)     Exhibits Required by Item 601 of Regulation S-K

        These exhibits are listed in Item 14(a)(3) of this report.

(d)     Financial Statement Schedules Required by Regulation S-X

The financial statement schedules required by Regulation S-X are incorporated by reference to "Item 8. Financial Statements and Supplementary Data".

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    KERZNER INTERNATIONAL NORTH AMERICA, INC. (Registrant)

Date: March 28, 2003                                By     /s/ John R. Allison
                                                           John R. Allison
                                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By  /s/ John R. Allison                                 March 28, 2003
         John R. Allison
         Chief Executive Officer

     By  /s/ Anne Robertson                                  March 28, 2003
         Anne Robertson
         Chief Financial Officer

CERTIFICATION

I, John R. Allison, certify that:

1.     I have reviewed this annual report on Form 10-K of Kerzner International North America, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                                              /s/ John R. Allison
                                                              John R. Allison
                                                              Chief Executive Officer

CERTIFICATION

I, Anne Robertson, certify that:

1.     I have reviewed this annual report on Form 10-K of Kerzner International North America, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                                              /s/ Anne Robertson
                                                              Anne Robertson
                                                              Chief Financial Officer

 Exhibit Numbers                      Description                                  Incorporation by Reference to

     3(a)(1)        Restated   Certificate  of  Incorporation,   as  amended,  of  Exhibit 3.3 to  Registration  Statement
                    Kerzner International North America, Inc.                      on Form F-4,  filed on March 20,  1997,
                                                                                   File No. 333-23665-01

     3(a)(2)        Certificate   of   Amendment  of  Restated   Certificate   of  Exhibit  3(a)(2) to Form 10-K405 Annual
                    Incorporation of Kerzner International North America, Inc.     Report  of  KINA  for the  fiscal  year
                                                                                   ended  December  31,  1996,   filed  on
                                                                                   March 20, 1997, File No. 001-04748

     3(a)(3)        Certificate   of   Amendment  of  Restated   Certificate   of  Exhibit 3.7 to  Registration  Statement
                    Incorporation of Kerzner International North America, Inc.     on Form F-4/A  dated  August 12,  2002,
                                                                                   in File No. 333-96705-36

       3(b)         Amended and Restated By-Laws of Kerzner  International  North  Exhibit  3(b)  to Form  10-Q  Quarterly
                    America, Inc.                                                  Report  of KINA for the  quarter  ended
                                                                                   June  30,  1996,  filed  on  August  7,
                                                                                   1996, File No. 001-04748

       4(a)         Rights of holders of KINA's common stock                       See Exhibits 3(a)(1), 3(a)(2) and 3(b)

       4(b)         Form of Inter-Borrower  Agreement dated as of March 10, 1997,  Exhibit  4(e)(4) to Form 10-K405 Annual
                    between Kerzner International and KINA                         Report  of  KINA  for the  fiscal  year
                                                                                   ended  December  31,  1996,   filed  on
                                                                                   March 20, 1997, File No. 001-04748

     4(c)(1)        Indenture  dated  as of  August  14,  2001,  between  Kerzner  Exhibit  4(a)  to  Form  8-K  of  KINA,
                    International  and KINA,  as issuers,  the  Guarantors  party  filed  on  August  24,  2001,  File No.
                    thereto, and The Bank of New York, as trustee                  001-04226

     4(c)(2)        Supplemental  Indenture  dated as of  September  19,  2001 to  Exhibit  99(a)  to  Form  8-K of  KINA,
                    Indenture dated as of August 14, 2001                          filed on September  20, 2001,  File No.
                                                                                   001-04226

     4(c)(3)        Second  Supplemental  Indenture  dated as of May 20,  2002 to  Exhibit 4.3 to  Registration  Statement
                    Indenture dated as of August 14, 2001                          on Form  F-4,  filed on July 18,  2002,
                                                                                   File No. 333-96705-36

     4(c)(4)        Third  Supplemental  Indenture  dated as of November 18, 2002  Exhibit  99.2  to  Form  8-K  of  KINA,
                    to Indenture dated as of August 14, 2001                       filed on November  22,  2001,  File No.
                                                                                   001-04226

     4(c)(5)        Form of 8-7/8% Senior Subordinated Note due 2011               Exhibit  4(a)  to  Form  8-K  of  KINA,
                                                                                   filed  on  August  24,  2001,  File No.
                                                                                   001-04226

     4(c)(6)        Form of Guarantee with respect to 8-7/8% Senior  Subordinated  Exhibit  4(a)  to  Form  8-K  of  KINA,
                    Note due 2011                                                  filed  on  August  24,  2001,  File No.
                                                                                   001-04226

     4(c)(7)        Registration  Rights  Agreement  dated as of August 14, 2001,  Exhibit  4(b)  to  Form  8-K  of  KINA,
                    among  Kerzner   International  and  KINA,  as  issuers,  the  filed  on  August  24,  2001,  File No.
                    Guarantors  party  thereto,  and  Deutsche  Banc Alex.  Brown  001-04226
                    Inc.,  Bear Stearns & Co.  Inc.,  CIBC World  Markets  Corp.,
                    Banc  of  America   Securities  LLC,  Wells  Fargo  Brokerage
                    Services, LLC, Fleet Securities,  Inc., and The Royal Bank of
                    Scotland PLC, as initial purchasers

     4(c)(8)        Registration  Rights  Agreement  dated  as of May  20,  2002,  Exhibit  2.3(f)  to  Form  20-F  Annual
                    among  Kerzner   International  and  KINA,  as  issuers,  the  Report  of  Kerzner  International  for
                    Guarantors  party  thereto,  and  Bear  Stearns  & Co.  Inc.,  the  year  ended   December  31,  2001,
                    Deutsche Bank  Securities  Inc.,  CIBC World  Markets  Corp.,  filed  on  May  30,   2002,   File  No.
                    Banc  of  America   Securities  LLC,  Wells  Fargo  Brokerage  001-04226
                    Services,  LLC,  J.P.  Morgan  Securities  Inc.,  as  initial purchasers

      10(a)         Termination  Agreement  dated as of February 29, 2000,  among  Exhibit  2  to  Form  6-K  of   Kerzner
                    Sheraton Desert Inn  Corporation,  Starwood,  Sheraton Gaming  International,   filed  on  March   27,
                    Corporation,  Kerzner International and Kerzner International  2000, in File No. 001-04226
                    Nevada, Inc.

     10(b)(1)       Amended and  Restated  Partnership  Agreement of Trading Cove  Exhibit 10.7 to Registration  Statement
                    Associates  dated as of August 29, 1995,  among Sun Cove, RJH  on Form F-3 of  Kerzner  International,
                    Development Corp.,  Leisure Resort  Technology,  Inc., Slavik  filed on December  15,  1995,  File No.
                    Suites, Inc., and LMW Investments, Inc.                        333-80477

     10(b)(2)       Relinquishment  Agreement dated February 7, 1998, between the  Exhibit  2.2 to Form  20-F/A of Kerzner
                    Mohegan Tribal Gaming Authority and Trading Cove Associates    International   for  the   year   ended
                                                                                   December 31,  1997,  filed on September
                                                                                   3, 1998, File No. 001-04226

      10(c)         KINA Retirement Savings Plan, dated January 1, 2000            Exhibit   10(c)  to  Form  10-K  Annual
                                                                                   Report  of  KINA  for  the  year  ended
                                                                                   December 31,  2000,  filed on April 17,
                                                                                   2001, File No. 001-04748

      10(d)         Purchase  Agreement  among KINA,  as Parent,  GGRI, as Seller  Exhibit  10  to  Form  10-Q   Quarterly
                    and Colony as Buyer dated as of October 30, 2000               Report  of KINA for the  quarter  ended
                                                                                   September  30, 2000,  filed on November
                                                                                   14, 2000, File No. 001-04748

      10(e)         Promissory  Note  between  Colony  and KINA dated as of April  Exhibit  2  to  Form  6-K  of   Kerzner
                    25, 2001                                                       International,  filed  on May 8,  2001,
                                                                                   File No. 001-04226

     10(f)(1)       Fourth Amended and Restated  Revolving  Credit Facility dated  Exhibit  10  to  Form  10-Q   Quarterly
                    as of November  13, 2001 among  Kerzner  International,  KINA  Report  of KINA for the  quarter  ended and Kerzner International Bahamas Limited,  various financial  September  30, 2001,  filed on November institutions  as  Lenders,  and  Canadian  Imperial  Bank  of  14, 2001, File No. 001-04748
                    Commerce, as administrative agent

     10(f)(2)       Letter   Amendment   to  the  Fourth   Amended  and  Restated  Filed herewith as Exhibit 10(f)(2)
                    Revolving Credit Agreement dated as of December 14, 2001

     10(f)(3)       First Amendment to the Fourth Amended and Restated  Revolving  Exhibit 4.21 to Registration  Statement
                    Credit Agreement dated as of May 8, 2002                       on Form  F-4,  filed on July 18,  2002,
                                                                                   File No. 333-96705-36

     10(f)(4)       Letter   Amendment   to  the  Fourth   Amended  and  Restated  Exhibit  99.1  to Form  6-K of  Kerzner
                    Revolving Credit Agreement dated as of August 30, 2002         International,  filed  on  December  6,
                                                                                   2002, File No. 001-04226

     10(f)(5)       Second   Amendment   to  the  Fourth   Amended  and  Restated  Exhibit  99.2  to Form  6-K of  Kerzner
                    Revolving Credit Agreement dated as of November 20, 2002       International,  filed  on  December  6,
                                                                                   2002, File No. 001-04226

        23          Consent of Deloitte & Touche LLP                               Filed herewith as Exhibit 23

      99(1)         Letter from KINA to the SEC  regarding  representations  made  Filed herewith as Exhibit 99(1)
                    by Arthur Andersen LLP

      99(2)         Certification  Pursuant to 18 U.S.C. Section 1350, as adopted  Filed herewith as Exhibit 99(2)
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002