Form 10-Q
period 2003-03-31
KERZNER INTERNATIONAL NORTH AMERICA INC
filed 2003-05-15
CIK 83394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-4748

KERZNER INTERNATIONAL NORTH AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-0763055
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1000 South Pine Island Road, Planation, FL	33324
(Address of principal executive offices)	(Zip Code)
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
Yes [X] No [ ]
Number of shares outstanding of registrant’s common stock as of March 31, 2003: 100, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

Total number of pages 17
Exhibit index is on page 17

KERZNER INTERNATIONAL NORTH AMERICA, INC.
FORM 10-Q
INDEX

			Page Number
Part I.	Financial Information
	Item 1.	Financial Statements (Unaudited)
		Consolidated Balance Sheets	3
		Consolidated Statements of Operations	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	12
	Item 4.	Controls and Procedures	13
Part II.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K	13

PART I. – FINANCIAL INFORMATION
Item 1.      Financial Statements

KERZNER INTERNATIONAL NORTH AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands of U.S. Dollars, except share data)

	March 31, 2003	December 31, 2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,695	$5,018
Restricted cash	938	95
Receivables, net	1,815	1,792
Inventories	57	45
Prepaid expenses	3,100	2,651
Due from affiliates	58,955	65,857

Total current assets	70,560	75,458
Property and equipment, net	63,277	63,150
Due from affiliate, non-current	200,000	200,000
Deferred tax asset, net	6,070	6,119
Deferred charges and other assets, net	10,961	11,634
Investment in associated company	1,669	1,692

Total assets	$352,537	$358,053

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Current maturities of long-term debt	$142	$135
Accounts payable and accrued liabilities	25,630	36,812

Total current liabilities	25,772	36,947
Other long-term liabilities	3,644	2,696
Long-term debt, net of current maturities	405,853	406,026

Total liabilities	435,269	445,669

Commitments and contingencies (Note H)
Shareholder's deficit:
Common stock - 100 shares
outstanding, $.01 par value	-	-
Capital in excess of par	192,635	192,635
Accumulated deficit	(275,367)	(280,251)

Total shareholder's deficit	(82,732)	(87,616)

Total liabilities and shareholder's deficit	$352,537	$358,053

See Notes to Consolidated Financial Statements

KERZNER INTERNATIONAL NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In Thousands of U.S. Dollars)
(Unaudited)

	Quarter Ended March 31,
	2003	2002

Revenues:
Management and other fees	$13,445	$11,998
Tour operations	8,216	6,984

	21,661	18,982

Expenses:
Tour operations	6,658	5,518
Selling, general and administrative	4,073	3,638
Depreciation and amortization	1,009	918

	11,740	10,074

Operating income	9,921	8,908
Other income (expense):
Interest income	49	546
Interest income from affiliates	4,569	4,540
Interest expense	(9,013)	(9,302)
Equity in losses of associated company	(225)	-
Other	-	(136)

Income before income taxes	5,301	4,556
Provision for income taxes	(417)	(292)

Net income	$4,884	$4,264

See Notes to Consolidated Financial Statements

KERZNER INTERNATIONAL NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands of U.S. Dollars)
(Unaudited)

	Quarter Ended March 31,
	2003	2002

Cash flows from operating activities:
Reconciliation of net income to net cash
provided by operating activities:
Net income	$4,884	$4,264
Depreciation and amortization	1,009	918
Amortization of debt issuance costs	131	363
Equity in losses of associated company	225	-
Provision for doubtful receivables	21	21
Deferred tax benefit (expense)	1,867	(252)
Restricted cash related to deferred compensation plan	(843)	-
Net change in working capital accounts:
Receivables	(44)	(799)
Inventories and prepaid expenses	(461)	(987)
Due from affiliates	6,987	6,952
Accounts payable and accrued liabilities	(13,085)	(7,326)
Net change in deferred charges and other assets	1,275	550

Net cash provided by operating activities	1,966	3,704

Cash flows from investing activities:
Payments for property and equipment	(1,036)	(245)
Collection of subordinated note receivable	-	18,018
Purchase of short-term investments	-	(4,884)

Net cash provided by (used in) investing activities	(1,036)	12,889

Cash flows from financing activities:
Advances to affiliates	(202)	(1,622)
Repayment of long-term debt	(51)	(17)
Debt issuance and modification costs	-	(101)

Net cash used in financing activities	(253)	(1,740)

Net increase in cash and cash equivalents	677	14,853
Cash and cash equivalents at beginning of period	5,018	3,084

Cash and cash equivalents at end of period	$5,695	$17,937

See Notes to Consolidated Financial Statements

KERZNER INTERNATIONAL NORTH AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. General

The accompanying consolidated interim financial statements, which are unaudited, include the operations of Kerzner International North America, Inc. (“KINA”) and its subsidiaries. The term “Company”, “we”, “our” and “us” as used herein includes KINA and its subsidiaries. KINA is a wholly owned subsidiary of Kerzner International Limited (“KZL”).

While the accompanying interim financial information is unaudited, management believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in The Company’s 2002 Form 10-K. The results of operations for the three-month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 2002 and should be read in conjunction with the financial statements and notes to consolidated financial statements contained in the Company’s 2002 Form 10-K. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 to the financial statements included in the Company’s 2002 Form 10-K.

B. Palmilla Resort

KZL closed Palmilla Resort, its 50% owned luxury resort in Los Cabos, Mexico, at the end of the quarter in order to commence the previously announced $75.0 million expansion project that will increase the room count from 115 rooms to 174 rooms and will significantly upgrade the amenities and public areas offered by the resort. The expansion is expected to be completed by early 2004 and will be financed through local project financing.

In connection with the Palmilla Resort operating agreement, we agreed that in the event that Palmilla Resort obtains third-party debt financing for its planned redevelopment, we, along with KZL, would guarantee up to a total of $38.0 million of such financing. In March 2003 we entered into a guaranty agreement with respect to certain interim financing for the redevelopment, whereby we have guaranteed $20.0 million of such financing. We have agreed to provide these guarantees for a period ending no later than the later of (i) the date of repayment at maturity of the underlying obligations or (ii) three years from the date of the guarantee. The purpose of these guarantees is to assist Palmilla Resort in obtaining financing for its planned redevelopment on commercially reasonable terms. As of March 31, 2003, we have recorded the fair value of the $20.0 million guarantee of $0.1 million in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The corresponding entry is reflected as a receivable due from KZL and is included within due from affiliates on the accompanying balance sheet.

C. Sale of Resorts Atlantic City

We previously owned and operated Resorts Atlantic City, a 644-room casino and hotel property. On April 25, 2001, we completed the sale of Resorts Atlantic City (the “Resorts Atlantic City Sale”) to an affiliate of Colony Capital LLC (“Colony”). Pursuant to the terms of the Resorts Atlantic City Sale, we granted Colony a two-year option (the “Atlantic City Option”) to acquire certain undeveloped real estate which we own, adjacent to Resorts Atlantic City, for a purchase price of $40 million, which option can be extended by Colony for two additional one-year periods upon notice to us prior to the expiration of the then-current option period and payment to us of a $2.5 million extension payment for each renewal period. We and Colony have agreed to extend the current option period through May 30, 2003 by which time Colony must either exercise the option or provide us with a renewal notice and extension payment. Effective April 25, 2001, Colony leases from us certain of the property included in the Atlantic City Option for $100,000 per month. If Colony does not exercise the Atlantic City Option, upon its expiration, the land lease will continue on a month-to-month basis. At that time the lease can be terminated by either Colony or us with thirty days notice, subject to certain conditions.

D. Cash and Cash Equivalents

Cash equivalents at March 31, 2003 consisted primarily of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which we had not taken delivery of the underlying securities. These agreements matured during the first week of April 2003.

E. Restricted Cash

Restricted cash at March 31, 2003 consisted primarily of cash held by the Company from participants’ deferrals in connection with the Company’s deferred compensation plan. This amount will be used to purchase investments related to this plan.

F. Statements of Cash Flows

Supplemental disclosure of cash flow :

	Quarter Ended March 31,
(In thousands of U.S. Dollars)	2003	2002

Interest paid	$17,757	$17,927
Income taxes paid	1,404	747

G. Comprehensive Income

Comprehensive income is equal to net income for all periods presented.

H. Commitments and Contingencies

Litigation

In the ordinary course of business, we are defendants in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

I. Provision for Income Taxes

Realization of future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate future taxable income. The valuation allowance is adjusted in the period we determine it is more likely than not that deferred tax assets will or will not be realized. We considered these factors in reaching our conclusion to reduce the valuation allowance by $1.8 million during the first quarter of 2003, which resulted in a reduction to our income taxes.

J. Reclassifications

Certain balances in the accompanying consolidated financial statements for 2002 have been reclassified to conform to the current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and
            Results of Operations

RESULTS OF OPERATIONS — Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Management and Other Fees

Management and other fees for the three months ended March 31, 2003 increased by $1.4 million as compared to the previous year. We have a fifty percent interest in Trading Cove Associates (“TCA”), a Connecticut general partnership, which receives income pursuant to a relinquishment agreement related to the Mohegan Sun Casino in Uncasville, Connecticut. We recorded income from TCA of $8.1 million during the first three months of 2003, as compared to income of $6.3 million in the first three months of 2002. This increase resulted primarily from additional relinquishment income being earned by us during 2003, as the Mohegan Sun Casino expansion project was fully completed and operational in the first quarter of 2003 as compared to the same period last year.

Tour Operations

Revenues and expenses from our tour operator increased by $1.2 million and $1.1 million, respectively, for the three months ended March 31, 2003 as compared to the same period of 2002. These increases primarily resulted from increased occupancy related to wholesale operators in the first three months of 2003 as compared to the same period last year at resort properties in The Bahamas operated by certain of our unconsolidated affiliates and a tour operator in California acquired as part of the Palmilla acquisition whose results of operations were included in KINA’s consolidated results of operations effective January 1, 2003.

Interest Income

In the first three months of 2003, interest income decreased by $0.5 million from the same period in the previous year. This resulted primarily from $0.5 million of interest earned during the first three months ended March 31, 2002 related to the $17.5 million Colony promissory note received in connection with the Resorts Atlantic City Sale during 2001. The Colony promissory note was paid in full in March 2002.

Equity in losses of associated company

During the three months ended March 31, 2003, we recorded equity in losses in an associated company of $0.2 million, representing our proportionate share of loss in our 50% investment in Trading Cove New York, LLC.

Accounts payable and accrued liabilities

During the three months ended March 31, 2003, accounts payable and accrued liabilities decreased by $11.3 million from the same period in the previous year. This resulted primarily from a decrease of $8.9 million in accrued interest due to the timing of the interest payments on the $400.0 million 8-7/8% Senior Subordinated Notes and a bonus accrual decrease of $2.7 million due to the timing of the payment of year end bonuses.

Liquidity, Capital Resources and Capital Spending

Our working capital at March 31, 2003 amounted to $44.8 million, including cash, cash equivalents and restricted cash of $6.6 million.

During the next twelve months, we expect the primary source of funds from operations to be income received from TCA pursuant to the relinquishment agreement. In addition, we will continue to earn management fees for services provided to certain of our unconsolidated affiliates. We do not have any immediate plans for significant capital expenditures during the next twelve months.

We believe that available cash on hand at March 31, 2003, combined with funds generated from operations and, if required, funds available under a revolving credit facility under which we are co-borrowers with KZL (the “Amended Revolving Credit Facility”). Our Amended Revolving Credit Facility will be sufficient to finance our cash needs for at least the next twelve months.

New Accounting Pronouncements

Classification of Extraordinary Items

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“Statement 4”), and an amendment of Statement 4, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements” (“Statement 64”). SFAS 145 also rescinds FASB Statement No. 44, and amends FASB Statement No. 13. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified.

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

We believe the adoption of SFAS 145 will require the $14.6 million extraordinary loss on early extinguishment of our 9% Senior Subordinated Notes recognized during the year ended December 31, 2002 to be reclassified to other expense upon adoption of SFAS 145 in future applicable quarters.

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

The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We are one of the guarantors under the Amended Revolving Credit Facility. The amount outstanding on this facility as of March 31, 2003 was $47.0 million. In addition, during March 2003, we issued a $20.0 million guarantee in connection with the Palmilla Resort. As of March 31, 2003, we have recorded the fair value of the $20.0 million guarantee of $0.1 million in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The corresponding entry is reflected as a receivable due from KZL and is included within due from affiliates on the accompanying balance sheet.

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

Forward Looking Statements

The statements contained herein include forward looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, projections and management’s beliefs and assumptions. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements include information relating to plans for future expansion and other business development activities as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), availability of financing, global economic conditions, pending litigation, the impact of actual or threatened terrorist activity or war on the economy in general and the travel and hotel industries in particular, acts of God, including hurricanes and other natural disasters (which may result in uninsured losses), changes in tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). You should not place undue reliance on any forward-looking statements. Other than as required by applicable law or the applicable rules of any exchange on which our securities may be listed, we have no intention or obligation to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our major market risk exposure is interest rate risk associated with our long-term debt. As previously noted, we are part of a consolidated group for which KZL is the parent corporation. KZL attempts to limit the exposure of the consolidated group to interest rate risk by managing the mix of fixed and floating rate debt and by entering into variable rate swap agreements to hedge certain of its fixed rate debt. KINA does not have any derivative instruments.

As of March 31, 2003, the carrying value of long-term debt reflected on our balance sheet includes $405.6 million of 8-7/8% Senior Subordinated Notes.

We are a co-borrower under the Amended Revolving Credit Facility, and therefore, have future borrowing capacity comprised of variable rate debt based on LIBOR. As of March 31, 2003, KINA had not drawn any amounts on this facility.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

The following Part I exhibits are filed herewith:

Exhibit Number	Exhibit
99(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

There were no Current Reports on Form 8-K filed by KINA during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERZNER INTERNATIONAL NORTH AMERICA, INC.
(Registrant)
Date: May 15, 2003	/s/ Anne Robertson
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

Date: May 15, 2003	/s/ Anne Robertson
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

Date: May 15, 2003	/s/ John R. Allison
John R. Allison
Chief Executive Officer

KERZNER INTERNATIONAL NORTH AMERICA, INC.

Form 10-Q for the three months
ended March 31, 2003

EXHIBIT INDEX

Exhibit Number	Exhibit	Page Number in Form 10-Q

99(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	See Exhibit 99(1).