Form 10-K/A
period 2002-12-31
KERZNER INTERNATIONAL NORTH AMERICA INC
filed 2003-11-14
CIK 83394

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☐       No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.       ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):       Yes  ☐       No  ☒

As of November 13, 2003, there were 100 shares of the registrant’s common stock outstanding, all of which were owned by one shareholder. Accordingly there is no current market for any such shares.

The registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by that General Instruction.

KERZNER INTERNATIONAL NORTH AMERICA, INC

FORM 10-K/A
ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

PREFATORY NOTE

This Form 10-K/A is being filed for the purpose of amending and restating Items 1, 7 and 8 to reflect the restatement of our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000. This restatement resulted primarily from the restatement of historically reported financial results by Trading Cove Associates, a partnership in which we own a 50% interest. The consolidated financial statements as of and for the years ended December 31, 2002 and 2001 are audited. The consolidated financial statements for the year ended December 31, 2000 are unaudited, as an audit could not be completed without undue cost or effort to the Company. This is due to the sale of Resorts Atlantic City, a significant subsidiary which has been sold and whose results are included in our consolidated financial statements for the year ended December 31, 2000. Items 3 and 7A have also been updated. All other information in this Form 10-K/A is as of December 31, 2002 and does not reflect, unless otherwise noted, any subsequent information or events other than those changes related to the restatement. See the Notes to Consolidated Financial Statements, Note 2 — Restatement, for further discussion of the restatement.

PRESENTATION OF FINANCIAL AND OTHER INFORMATION

In this Annual Report, “KINA” or “the Company” refers to Kerzner International North America, Inc. (formerly known as Sun International North America, Inc.), and the terms “we,” “us,” “our” and similar terms refer to KINA and any or all of its subsidiaries and investments as the context requires.

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

Information contained in this Annual Report reflects our management’s best estimates based upon information obtained from our customers and from trade and business organizations and other contacts within the businesses in which we compete.

PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

KINA was incorporated in Delaware in 1958. Our executive offices are located at 1000 South Pine Island Road, Plantation, Florida 33324 and the telephone number is 954-809-2000. As a result of a merger transaction, KINA has been a wholly owned subsidiary of Kerzner International Limited (formerly Sun International Hotels Limited), a corporation organized and existing under the laws of the Commonwealth of The Bahamas, since August 1993. Kerzner International, through its subsidiaries, develops and operates premier resort and casino properties throughout the world. In the United States, Kerzner International owns and operates its properties and investments through KINA and its subsidiaries.

In July 2002, we changed our name from Sun International North America, Inc. to Kerzner International North America, Inc. The name change was implemented in accordance with agreements related to the restructuring of Kerzner International’s former major shareholder in July 2001. There was no change in our management or operations as a result of the name change.

We earn income based on the gross revenues of a casino operated by an unaffiliated entity in Connecticut, which is further described below under “Item 1. Business (C) Narrative Description of Business—Connecticut.” We also earn income by providing management services to certain of our affiliated companies and we own a tour operator that wholesales tour packages and provides reservation services. We previously owned a resort and casino property in Atlantic City, New Jersey (“Resorts Atlantic City”), which we entered into an agreement to sell to an unaffiliated entity in the fourth quarter of 2000 and closed on April 25, 2001.

Sale of Resorts Atlantic City

On April 25, 2001, we sold Resorts Atlantic City, a 644-room casino and hotel property, and certain related assets to an affiliate of Colony Capital LLC (“Colony”) for a purchase price of approximately $144 million, including accrued interest (the “Resorts Atlantic City Sale”).

The proceeds received from Colony consisted of approximately $127 million in cash and an unsecured $17.5 million note (the “Promissory Note”), bearing interest at a rate of 12.5% per annum payable semi-annually. In March 2002, we received $18.0 million from Colony as payment in full of the Promissory Note and all outstanding accrued interest. Of the cash proceeds from the Resorts Atlantic City sale, $79 million was used to pay in full the borrowings outstanding by Resorts Atlantic City under a bank credit facility dated November 1, 1999 (as amended, the “Revolving Credit Facility”). Resorts Atlantic City, along with Kerzner International, Kerzner International Bahamas Limited (formerly Sun International Bahamas Limited) (“KIB”), a wholly owned subsidiary of Kerzner International outside of KINA’s consolidated group, and Kerzner International Nevada, Inc. (formerly Sun International Nevada, Inc.), a wholly-owned subsidiary of KINA, were co-borrowers under the Revolving Credit Facility. The remaining $48 million of cash proceeds from the Resorts Atlantic City Sale was advanced to KIB and was used to permanently reduce borrowings outstanding by KIB under the Revolving Credit Facility.

We entered into an agreement to sell Resorts Atlantic City in the fourth quarter of 2000, and as of December 31, 2000, we accounted for Resorts Atlantic City as an investment held for sale. The carrying value of the net assets to be disposed of was reclassified to net assets held for sale on our consolidated balance sheets and, in the fourth quarter of 2000, we recorded a loss of $229.2 million resulting from the write-down of net assets held for sale to their realizable value. The net proceeds received at closing equaled the carrying value of the net assets disposed of. The consolidated financial statements as of December 31, 2001 include the results of operations of Resorts Atlantic City from January 1, 2001 to April 24, 2001. These results included a net loss attributable to Resorts Atlantic City of $4.9 million, which is included as a component of an offsetting gain on net assets held for sale, which resulted in no change in net income from this adjustment.

Pursuant to the terms of the Resorts Atlantic City Sale, we granted Colony a two-year option (the “Atlantic City Option”) to acquire certain undeveloped real estate which we own, adjacent to Resorts Atlantic City, for a purchase price of $40 million, which option can be extended by Colony for two additional one-year periods upon notice to us prior to the expiration of the then-current option period and payment to us of a $2.5 million extension payment for each renewal period. In July 2003 and through various extensions thereafter, we and Colony agreed to extend the initial option period through September 12, 2003 in exchange for an option extension payment of $1,250,000, which was paid on July 9, 2003. Our agreement with Colony also provides for an additional payment of $1,250,000 in the event we are not able to reach an agreement to sell the undeveloped real estate. The additional $1,250,000 has not yet been received as we and Colony are currently in negotiations to reach an agreement to sell the undeveloped real estate. Effective April 25, 2001, the closing date of the Resorts Atlantic City Sale, Colony leases from us certain of the property included in the Atlantic City Option for $100,000 per month. If Colony does not exercise the Atlantic City Option, upon its expiration, the land lease will continue on a month-to-month basis. At that time the lease can be terminated by either Colony or us with thirty days notice, subject to certain conditions.

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

The company’s investment in TCA is reflected within investments in associated companies in the accompanying consolidated balance sheets.

See “Item 1. Business (C) Narrative Description of Business—Connecticut” for a further description of TCA and our business activities related to Mohegan Sun.

Trading Cove New York

Through Kerzner Investments New York, Inc.(“KINY”) a wholly owned subsidiary, we own 50% of Trading Cove New York, LLC (“TCNY”), a Delaware limited liability company. TCNY is managed by KINY and Waterford Development New York, LLC. In March 2001, TCNY entered into a development services agreement (the ” TCNY Development Agreement”) with the Stockbridge-Munsee Band of Mohican Indians (the “Stockbridge-Munsee Tribe”) for the development of a casino project (the “Project”) in the Catskill region of the State of New York (the “State”). The Development Agreement was amended and restated in February 2002. The Stockbridge-Munsee Tribe does not currently have reservation land in the State, but is federally recognized and operates a casino on its reservation in Wisconsin. The Stockbridge-Munsee Tribe has land claim litigation pending in the US District Court for the Northern District of New York (the “Court”) against the State, the counties of Madison and Oneida and several municipalities to recover lands within the state that it alleges were wrongfully taken from the tribe. The Court has stayed the litigation but in February 2003 the Stockbridge-Munsee Tribe filed a motion with the Court to partially lift the stay in an effort to advance the litigation. This motion is pending.

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

In October 2001, the State enacted legislation authorizing up to three Class III Native American casinos in the counties of Sullivan and Ulster and three Native American casinos in western New York pursuant to Tribal State Gaming Compacts to be entered into by the State and applicable Native American tribes (Chapter 383 of the Laws of 2001). In January 2002, a lawsuit was filed in the Supreme Court of the State of New York (the “Supreme Court”) (Index No. 719-02) by various plaintiffs against New York Governor George Pataki, the State of New York and various other defendants alleging that Chapter 383 of the Laws of 2001 violates the New York State Constitution. Motions to dismiss the litigation were filed in April 2002. In July 2003, the Supreme Court issued a ruling upholding the validity of Chapter 383 of the Laws of 2001. Plaintiff has appealed that decision to the Appellate Division of the New York Supreme Court.

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

The Company’s investment in TCNY is reflected within investments in associated companies in the accompanying consolidated balance sheets.

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

The proposed amendments effectively eliminate (as of December 31, 2000, the date the charge was recorded) the impact of $199.2 million of the total $229.2 million loss recorded by KINA in connection with the Resorts Atlantic City Sale, for purposes of determining the ability of Kerzner International and its affiliates to make certain investments, such as certain minority investments in joint ventures. In addition, the amendments increased, from 2.0:1 to 2.5:1, the consolidated coverage ratio required in order for the Companies to incur additional indebtedness. The consolidated coverage ratio is defined as consolidated earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) to fixed payments, as defined in the indentures. The consent solicitation, as amended and extended, was finalized on July 23, 2001.

On July 24, 2001, the Companies announced that they had received the requisite consents from the holders of their 9% Senior Subordinated Notes. Accordingly, the Companies and the trustee under the indenture executed and delivered a supplemental indenture containing the amendments described in the amended consent solicitation. Pursuant to the consent solicitation, we paid $1.0 million to holders of the 9% Senior Subordinated Notes. These debt issuance costs are included within deferred charges and other assets in the accompanying consolidated balance sheets.

Issuances of 8-7/8% Senior Subordinated Notes

In August 2001, the Companies issued $200.0 million principal amount of 8-7/8% senior subordinated notes due 2011 (the “8-7/8% Senior Subordinated Notes”), which, after costs, resulted in net proceeds of approximately $194.0 million. All of the proceeds received from the issuance of the 8-7/8% Senior Subordinated Notes were advanced to KIB to repay amounts outstanding under the Revolving Credit Facility. Therefore, interest expense related to the 8-7/8% Senior Subordinated Notes is offset by affiliated interest income from KIB.

In May 2002, the Companies issued an additional $200.0 million of 8-7/8% Senior Subordinated Notes and used the proceeds to repay the Companies outstanding 9% Senior Subordinated Notes pursuant to the Tender Offer, Consent Solicitation and Redemption of such notes described below.

The 8-7/8% Senior Subordinated Notes, which are unsecured obligations, are unconditionally guaranteed by substantially all of the wholly owned subsidiaries of Kerzner International and KINA. Interest on the 8-7/8% Senior Subordinated Notes is payable semi-annually and commenced on February 15, 2002. The indenture for the 8-7/8% Senior Subordinated Notes contains certain covenants, including limitations on the ability of the Companies to, among other things: (i) incur additional indebtedness, (ii) incur certain liens, and (iii) make certain other restricted payments.

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

Loans under the Amended Revolving Credit Facility bear interest at (i) the higher of (a) CIBC’s base rate or (b) the Federal Funds rate plus one-half of one percent, in either case plus an additional 0.25% to 1.75% based on a debt to earnings ratio during the period, as defined (the “Leverage Ratio”) or (ii) London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.75% based on the Leverage Ratio. For loans based on the LIBOR, interest is payable on the last day of each applicable interest period, or the date of any payment or prepayment of such loans. For loans based on the Alternate Base Rate (as defined), interest is payable quarterly. At December 31, 2002, the weighted average interest rate on amounts outstanding under the Amended Revolving Credit Facility was 3.40%. Loans under the Amended Revolving Credit Facility may be prepaid and re-borrowed at any time and are due in full in November 2006. Commitment fees are calculated at per annum rates ranging from 0.25% to 0.50% based on the Leverage Ratio, applied to the undrawn amount of the Amended Revolving Credit Facility and are payable quarterly.

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

Shelf Registration

In May 2002, Kerzner International and KINA filed a universal shelf registration statement on Form F-3 (the “Universal Shelf”) with the SEC relating to the sale of up to $500.0 million in securities. As KINA is a non-compliant filer due to the fact that its 2000 consolidated financial statements are unaudited, it and Kerzner International may not register securities under the Universal Shelf until such time that it becomes a compliant filer. In addition, we do not expect to raise any capital through the issuance of KINA securities that are required to be registered with the SEC on Form S-3 or F-3 (including the Universal Shelf) until we and Kerzner International are able to comply with the requirements of Regulation S-X regarding audited financial statements and the timely filing of our periodic reports.

Issuance and Redemption of 8-5/8% Senior Subordinated Notes

On December 15, 1997, Kerzner International and the Company, as co-issuers, issued $100.0 million principal amount of 8-5/8% Senior Subordinated Notes due 2007. All of the proceeds received from the issuance of these notes were advanced to entities outside of the KINA consolidated group and were used for general corporate and working capital purposes, as well as to help fund capital expenditure projects for these entities. As a result, any interest expense incurred on the 8-5/8% Senior Subordinated Notes, including amortization of debt issuance costs, was offset by affiliated interest income from Kerzner International, resulting in no impact to net income or loss in any of the periods presented.

On November 27, 2002, the Companies called for the redemption of the entire outstanding principal amount of our 8-5/8% Senior Subordinated Notes due 2007 pursuant to the terms of the indenture governing these Notes. The Companies purchased $25.8 million of the 8-5/8% Senior Subordinated Notes through transactions on the open market. On December 27, 2002, the Companies redeemed the remaining $74.2 million aggregate principal amount outstanding at the redemption price of 104.313%, or $1,043.13 for each $1,000.00 of principal amount outstanding, plus accrued interest.

Palmilla Management Contract

On September 12, 2002, Kerzner International acquired a 50% ownership interest in the 115-room Palmilla Resort, a deluxe, five-star property located near Cabo San Lucas in Baja, Mexico.

In connection with the purchase, we entered into long-term management and development agreements related to the property that will expire in 2022. Fees for management services to Palmilla Resort during the period from September 12, 2002 through December 31, 2002 were $128,000 and are included in “Management and other fees” in the accompanying consolidated statement of operations.

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

In 1998, the Mohegan Tribe appointed TCA to develop a $1.0 billion expansion of Mohegan Sun for a development fee of $14.0 million. In addition, TCA and the Mohegan Tribe entered into the Relinquishment Agreement whereby it was agreed that effective January 1, 2000, TCA would turn over management of Mohegan Sun to the Mohegan Tribe. Pursuant to the Relinquishment Agreement, the Management Agreement was terminated early and, commencing January 1, 2000, TCA receives annual payments of five percent of the gross revenues of Mohegan Sun for a 15-year period. For seven years beginning January 1, 2000, TCA pays us the first $5.0 million of the profits it receives each year pursuant to the Relinquishment Agreement as a priority payment prior to making pro rata distributions to its partners.

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

We are one of two managing partners of TCA. All decisions of the managing partners require the concurrence of us and the other managing partner, Waterford Gaming, L.L.C. In the event of deadlock there are mutual buy-out provisions. We account for our investment in TCA under the equity method of accounting and the company’s investment in TCA is reflected within investments in associated companies in the accompanying consolidated balance sheets.

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

We oversaw the recently completed $1.0 billion expansion of Mohegan Sun through TCA. This expansion included the Casino of the Sky, a 10,000-seat arena, a 300-seat cabaret, and specialty retail areas and restaurants that opened in September 2001. The expansion also included a 100,000 square foot convention center and a 34-story, 1,176-room luxury hotel that opened with 734 rooms in April 2002. Mohegan Sun opened the remaining rooms in phases through June 2002 and also added an additional 2,700 parking spaces in June 2002.

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

In Connecticut, under the tribal state compacts between the State and each of the Mohegan Tribe and the other Native American casino in the State, Mohegan Sun is subject to a 25% gaming fee on slot revenues payable to the State of Connecticut so long as the State does not issue any further licenses for gaming operations with slot machines or other commercial casino games (other than to a Native American tribe on Native American land). In June 2002, the BIA issued a determination concerning the applications of two Connecticut bands of Eastern Pequot Indians, approving the federal recognition of the two bands as one federally recognized tribe known as the “Historic Eastern Pequot Tribe.” The State of Connecticut and a number of Connecticut municipalities have filed an appeal of the BIA determination to the Department of the Interior, Board of Indian Appeals, which appeal is pending. The ultimate decision of the Department of the Interior may be appealed to the Federal courts. In addition, three other Indian groups in the Connecticut gaming market have filed applications with the BIA for federal recognition as Indian tribes: the Golden Hill Paugussetts of Trumbull, the Schaghticoke tribe of Kent and a Massachusetts tribe known as the Nipmucs. Each of these groups as well as the Historic Eastern Pequot Tribe has expressed interest in obtaining trust lands for the purpose of conducting gaming in Connecticut.

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

Each of the partners of TCA must be licensed by relevant tribal and state authorities. Each of the partners of TCA has received a gaming registration from the Commissioner of Revenue Services of the State of Connecticut that is renewed annually. In addition, gaming licenses or management agreements held or subsequently acquired by us pursuant to applicable law and regulations, including the Indian Gaming Regulation Act (“IGRA”) and the National Indian Gaming Commission (the “NIGC”) regulations, may require review, approval or licensing of any person or entity directly, or indirectly possessing or acquiring 10% or more of our equity securities (a “Substantial Interest”). The NIGC may be required to review and approve any such person or entity and make a finding of suitability pursuant to the IGRA and NIGC regulations. If the NIGC were to determine that a person or entity holding a Substantial Interest in a gaming management agreement was unsuitable, prior approval of the management agreement could be revoked, subsequent approvals or renewals could be blocked and certain required gaming licenses could be suspended, rescinded or denied.

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

Administrative Services

In Florida, we provide general and administrative support services, marketing services, travel reservations and wholesale tour services for Kerzner International’s properties in The Bahamas. To a much lesser extent, we also provide travel reservation services for unconsolidated affiliated properties in The Bahamas. In addition, we lease office space in New York City for our corporate marketing and public relations office, which provides services to KINA as well as its affiliated companies. We provide these services pursuant to an agreement with certain unconsolidated affiliates for which we receive management fees.

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

ITEM 3. LEGAL PROCEEDINGS

US District Court Action — KINA v. Lowenschuss

In September 1989 KINA filed an action in the US District Court for the Eastern District of Pennsylvania to recover certain sums paid to the defendant, as trustee for two Individual Retirement Accounts and the Fred Lowenschuss Associates Pension Plan (the “Pension Plan”), for KINA stock in a 1988 merger, in which KINA was acquired by Merv Griffin. This action was transferred to the NJ Bankruptcy Court in connection with the Company’s former bankruptcy case commenced there in 1989.

In February 1992, the NJ Bankruptcy Court issued an opinion granting partial summary judgment in favor of KINA on one of its six causes of action. The NJ Bankruptcy Court reserved the issue of remedies for trial.

In August 1992, Fred Lowenschuss filed for Chapter 11 reorganization in the US Bankruptcy Court for the District of Nevada (the “Nevada Bankruptcy Court”). As a result, the NJ Bankruptcy Court stayed KINA’s action against Lowenschuss.

The Nevada Bankruptcy Court confirmed Fred Lowenschuss’ plan of reorganization in October 1993. KINA appealed certain portions of the confirmation order and other orders of the Nevada Bankruptcy Court. In June 1994, the US District Court for the District of Nevada (the “Nevada District Court”) granted KINA’s appeal in all respects. In October 1995, the US Court of Appeals for the Ninth Circuit affirmed the Nevada District Court’s ruling in all respects, and in November 1995, the Court of Appeals denied Fred Lowenschuss’ petition for rehearing. On June 10, 1996, the United States Supreme Court denied Fred Lowenschuss’ petition for a writ of certiorari.

All interested parties, including KINA, filed motions with the Nevada Bankruptcy Court about their respective claims and priority rights under the US Bankruptcy Code. The Nevada Bankruptcy Court ruled on these motions, and KINA and other parties appealed, first to the Nevada District Court and then to the Court of Appeals for the Ninth Circuit. At the time that the United States Supreme Court denied KINA’s petition for a writ of certiorari, on November 29, 1999 (see discussion below), KINA had three appeals pending, one in the Court of Appeals and two in the Nevada District Court. KINA voluntarily dismissed all three appeals and simultaneously withdrew its proofs of claim in Lowenschuss’ bankruptcy case.

On November 2 and 3, 1995, the NJ Bankruptcy Court held a trial on the merits of KINA’s claims against the trustee of the Pension Plan. On April 22, 1997, the NJ Bankruptcy Court issued a final opinion in KINA’s favor, and on May 20, 1997 entered a judgment in KINA’s favor finding that the trustee for the two Individual Retirement Accounts and the Pension Plan committed fraud against KINA and that KINA was entitled to restitution. The NJ Bankruptcy Court awarded KINA $3.8 million plus prejudgment interest and $250,000 punitive damages, for a total award of approximately $5.7 million. On July 7, 1997 the NJ Bankruptcy Court amended the judgment to apportion the damages between the Pension Plan and the Individual Retirement Accounts. The NJ Bankruptcy Court also denied Defendant’s request for a stay of enforcement of the judgment. Subsequently, the Defendants filed an appeal of the NJ Bankruptcy Court’s decision in the US District Court for the District of New Jersey (the “New Jersey District Court”). On March 26, 1998, The New Jersey District Court reversed the judgment of the NJ Bankruptcy Court. KINA filed an appeal of the New Jersey District Court’s decision with the US Court of Appeals for the Third Circuit (the “Circuit Court”). On June 30, 1999, the Circuit Court issued an opinion affirming the New Jersey District Court’s decision. KINA’s subsequent petition for a writ of certiorari to the United States Supreme Court was denied on November 29, 1999, thereby concluding this litigation.

In connection with that litigation, Laurance Lowenschuss, as trustee for the Pension Plan, and Fred Lowenschuss, as trustee of the Trusts and as custodian, filed an action in May 1996 against KINA for preliminary and permanent injunctive relief. The Lowenschusses sought an order from the US Bankruptcy Court for the District of Delaware (the “Delaware Bankruptcy Court”) to extend the post-confirmation bar date of the Plan and to secure the return of certain escrowed distributions to holders of Old Series Notes (as defined in the Plan).

On May 9, 1996, the Delaware Bankruptcy Court entered an order, to which the parties had stipulated, extending the Lowenschuss’ date of surrender for Old Series Notes through November 10, 1996. By further stipulations, the date of surrender was further extended through May 12, 2000.

On March 8, 1996, Fred Lowenschuss, as trustee of various Lowenschuss children’s trusts (the “Trusts”), and Laurance Lowenschuss, as trustee for the Pension Plan, filed a counterclaim and a third party claim against KINA and First Interstate Trust Company in the NJ Bankruptcy Court alleging that the Pension Plan and the Trusts timely surrendered certain securities for exchange under the Company’s 1990 plan of reorganization and that those securities were wrongfully dishonored and returned. The Company replied to the counterclaims in April 1996 and denied the allegations. Since 1996, the parties have voluntarily stayed this litigation, pending the resolution of Lowenschuss’ bankruptcy case in Nevada.

The foregoing litigation and bankruptcy proceedings have spawned additional and related litigation, including the following: (a) an injunction action brought by Fred Lowenschuss, wherein the Nevada Bankruptcy Court enjoined KINA from proceeding against Fred Lowenschuss individually; the Nevada District Court dismissed appeals by both KINA and Fred Lowenschuss, and the Ninth Circuit, on March 6, 1997, affirmed the District Court’s dismissal of Fred Lowenschuss’ appeal; (b) a malicious prosecution action brought by Fred Lowenschuss against KINA and its counsel that was dismissed by the Nevada Bankruptcy Court and the Nevada District Court; on March 6, 1997, the Ninth Circuit affirmed the District Court’s dismissal of Lowenschuss’ appeal and awarded KINA monetary sanctions, finding that the Lowenschuss’ appeal was frivolous; and (c) an action filed by Laurance Lowenschuss, as trustee of the Pension Plan, in the Nevada District Court against KINA, which was transferred to the NJ District Court; in January, 1996, the NJ District Court referred the matter to the NJ Bankruptcy Court. In February 2001, the NJ Bankruptcy Court granted KINA’s motion to dismiss Lowenschuss’ action for malicious prosecution in Adversary Proceeding No. 96-2350 and denied KINA’s motion to dismiss certain counterclaims in Adversary Proceeding No. 90-1005 related to the exchange of bonds in the Delaware Bankruptcy Court proceeding discussed above.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below in Item 7 has been revised to reflect the completion of the restatement of our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000.

Restatement

Subsequent to the issuance of the December 31, 2002 consolidated financial statements, the Company has determined it necessary to restate its consolidated financial statements as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002.

On May 21, 2003, Kerzner International announced that Trading Cove Associates (“TCA”), a Connecticut general partnership in which the Company is a 50% partner, restated its historically reported financial results. The primary effect of the restatement of TCA’s financial statements is to recognize as an expense certain contractual liabilities owed to its partners and their affiliates for prior services performed under contract when their payment became probable pursuant to Statement of Financial Accounting Standard No. 5, as opposed to when such expenses were paid or payable. Additionally, TCA changed the manner in which it recognized losses in connection with the development of Phase II of the Mohegan Sun. Although the accounting for the development fee remained in accordance with Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), the timing of recognition changed such that losses were recognized at the time they were known, as compared to the time in which costs which created the losses became payable.

The Company accounts for its investment in TCA under the equity method of accounting. Based on the restatement by TCA, the Company determined that it was necessary to restate its historical consolidated financial statements.

The adjustments to the Company’s consolidated financial statements arising from the restatement by TCA primarily relate to the change in equity income or loss resulting from the change in TCA’s revenue and expense recognition policies, as the Company’s net income is affected by its proportionate share of TCA’s restated income or loss under the equity method of accounting. We record equity income from TCA in “Relinquishment and development fees” in the accompanying consolidated financial statements.

As previously described, the primary effect of the restatement on the Company is to change the timing of recognition of certain partnership revenue and expense items. This timing resulted in the Company’s income being increased in the years presented, while income reported in prior years not presented was reduced. Although not as significant, the Company also reversed certain amortization deductions related to its initial investment in TCA.

In connection with the TCA restatement, TCA recognized an additional loss under its agreement with the Mohegan Tribal Gaming Authority, which caused the Company to re-evaluate its own revenue recognition related to this fee under a related development agreement between an affiliate of the Company and TCA (the “TCA Development Agreement”), an agreement which was assigned to the Company by its affiliate. As part of the restatement, the Company has determined that its accounting under the percentage of completion method for development fee revenue received under the TCA Development Agreement would be more properly reflected if it utilized the costs incurred by TCA as the basis to determine the percent complete and the amount earned at the end of each period. The Company believes that this basis of measurement provides the most accurate reflection of the level of service performed. As of December 31, 2002, the Company earned substantially all of its development fee under the TCA Development Agreement.

The effect of the TCA related adjustments, which include the adjustments resulting from TCA’s restated results and the Company’s proportionate share thereof, the reversal of certain amortization deductions related to the Company’s initial investment in TCA, and the Company’s correction in the manner of recognizing development fee revenue, for the years ended December 31, 2002, 2001 and 2000, was to decrease our net loss or increase net income, as applicable, by $0.9 million, $12.0 million and $17.5 million, respectively. As of January 1, 2000 the accumulated deficit increased by $24.3 million, approximately $5.3 million of which pertains to revenue earned by the Company but recognized by an entity outside of the KINA consolidated group and the remainder of which pertains to the adjustments discussed above.

The Company has also made certain other adjustments and reclassifications to its historically reported consolidated financial statements. These adjustments include reclassifying the Company’s investment in Trading Cove New York, LLC from deferred charges to investment in associated companies in the accompanying consolidated balance sheets and reclassifying the related equity loss from selling, general and administrative expenses to equity in losses of associated company in the accompanying consolidated statements of operations; adjusting accounts payable and accrued expenses to correct for certain over and under accrued expenses and reclassifying certain current receivables to other long-term assets and reclassifying deferred tax asset and certain due from affiliates from current to non-current. The effect of these other adjustments for the years ended December 31, 2002 and 2001 was to increase the net loss or decrease net income, as applicable, by approximately $0.8 million and $0.4 million, respectively, and to decrease the accumulated deficit by $0.7 million as of January 1, 2000. These adjustments had an insignificant impact on the consolidated statement of operations for the year ended December 31, 2000.

The components of the adjustments related to the restatement, as they relate to net income (loss), for the years ended December 31, are as follows:

                                            2002         2001          2000
                                        -----------   ----------   -----------

    Net income (loss), as reported      $   (2,372)   $   1,098     $(249,656)
      Relinquishment fee adjustment          4,132        9,535        14,508
      Development fee adjustment            (3,673)       2,016         2,549
      Amortization                             480          480           480
      Other adjustments                       (836)        (377)           22
                                        -----------   ----------   -----------
    Net income (loss), as restated      $   (2,269)   $  12,752     $(232,097)
                                        ===========   ==========   ===========

On December 15, 1997, Kerzner International and the Company, as co-issuers, issued $100.0 million principal amount of 8-5/8% Senior Subordinated Notes due 2007. All of the proceeds received from the issuance of these notes were advanced to entities outside of the KINA consolidated group and were used for general corporate and working capital purposes, as well as to help fund capital expenditure projects for these entities. As a result, any interest expense we incur on the 8-5/8% Senior Subordinated Notes, including amortization of debt issuance costs, would be offset by affiliated interest income from Kerzner International, resulting in no impact to net income or loss in any of the periods presented. These notes were previously not reflected within the Company’s consolidated financial statements, but instead were recorded in the consolidated financial statements of an affiliate of the Company, within Kerzner International consolidated group.

During 2002, the 8-5/8% Senior Subordinated Notes were repurchased and redeemed by Kerzner International, resulting in a loss on early extinguishment of debt which consisted of the premium paid on the repurchase and redemption of the notes, the write-off of related debt issuance costs and other direct costs. However, given that the proceeds of the original debt issuance were not used for KINA purposes and that the redemption was made by entities outside of the KINA consolidated group, the loss on the related debt extinguishment of $5.9 million was reimbursed to KINA by these entities, resulting in no impact to the Company’s operating results in 2002.

As previously described in “Item 1. Business (A) General Development of Business – Sale of Resorts Atlantic City”, the Company sold Resorts Atlantic City on April 25, 2001. The financial results of Resorts Atlantic City from the period January 1, 2001 to April 24, 2001 were previously excluded from the consolidated statement of operations for the year ended December 31, 2001. As part of the restatement, the accompanying consolidated statement of operations as of December 31, 2001 now includes Resorts Atlantic City’s financial results from January 1, 2001 to April 24, 2001. The net loss incurred by Resorts Atlantic City from the period January 1, 2001 to April 24, 2001 of $4.9 million is included within the accompanying consolidated statement of operations together with an offsetting gain on net assets held for sale, resulting in no impact on net income for the year ended December 31, 2001 from this adjustment. The following table summarizes the components of the gain on net assets held for sale:

         Net loss of Resorts Atlantic City (a)       $   (4,893)
         Depreciation and amortization (b)                5,325
         Interest income (c)                             (2,664)
                                                    ------------
         Gain on net assets held for sale           $    (2,232)
                                                    ==============
(a)	Net loss of Resorts Atlantic City from the period January 1, 2001 to April 24, 2001.

(b)

As Resorts Atlantic City was classified as an asset held for sale, the Company ceased depreciation and amortization and accordingly, the expense is offset against the net loss incurred from the period January 1, 2001 to April 24, 2001.

(c)

During the period January 1, 2001 to April 24, 2001, the Company recognized $2.7 million of interest income paid to the Company by Colony on the proceeds of the sale. This amount is offset against the net loss incurred from the period January 1, 2001 to April 24, 2001 and has reduced interest income as previously reported by Kerzner.

The consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 have been restated to incorporate these adjustments. See Note 2 – Restatement in the accompanying notes to consolidated financial statements for comparisons of the Company’s accumulated deficit as of January 1, 2000, consolidated balance sheets as of December 31, 2002 and 2001, and consolidated statements of operations for each of the three years in the period ended December 31, 2002, as previously reported and as restated.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

Casino and Resort Revenues and Expenses

Casino and resort revenues and expenses for the year ended December 31, 2001 reflect the operations of Resorts Atlantic City from January 1, 2001 to April 24, 2001. As previously described, we sold Resorts Atlantic City on April 25, 2001. Accordingly, as of April 25, 2001, the operations of Resorts Atlantic City are no longer included in our consolidated financial statements.

Tour Operations

Revenues and expenses from our tour operations increased in 2002 compared to 2001, resulting in an increase in net earnings of $0.7 million. This was a result of increased occupancy in 2002 compared to the same period in 2001 at resort properties in The Bahamas operated by certain of our unconsolidated affiliates.

Relinquishment and Development Fees

Relinquishment and development fees in 2002 increased by $4.2 million (15.6%) over the previous year. We have a 50% interest in TCA and earnings from our investment in TCA are included in Relinquishment and development fees in the accompanying consolidated statements of operations. We recorded equity earnings from TCA in 2002 of $30.1 million compared to $25.1 million in 2001, an increase of $5.0 million. This increase resulted from TCA’s recognition of revenue pursuant to the Relinquishment Agreement. Additionally, during 2002, we recorded development fees from TCA of $1.3 million as compared to $2.0 million in 2001 based on a percentage of completion basis, as previously described.

Management and Other Fees

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

Selling, General and Administrative

Selling, general and administrative expenses decreased by $7.1 million as compared to the previous year. This decrease resulted primarily from $10.5 million of selling, general and administrative expenses related to Resorts Atlantic City incurred from January 1, 2001 to April 24, 2001. Effective April 25, 2001, the results of Resorts Atlantic City are no longer included in our consolidated financial statements. The remaining $3.4 million increase resulted primarily from $1.2 million of lease termination costs related to the relocation of KINA’s main offices to Plantation, Florida and a $2.2 million increase in performance bonuses due to improved operating results and costs related to the retention of senior development personnel in anticipation of future projects. These increases were offset by decreases in new project costs incurred in connection with the research of new investment and/or development opportunities and various other items.

Restructuring Expense

Restructuring costs in 2001 were comprised of severance payments made to employees who were terminated due to lower occupancy levels at Kerzner International’s properties in The Bahamas subsequent to the terrorist attacks on September 11, 2001.

Other Income (Expense)

Interest income in 2002 decreased by $1.4 million as compared to 2001. In 2001, interest income included $1.5 million (as compared to $0.5 million in 2002) of interest earned on the $17.5 million Promissory Note from Colony.

Interest income from affiliates is comprised of amounts due from KIB (which is a wholly owned subsidiary of Kerzner International outside of KINA’s consolidated group) and Kerzner International. As described above in “Item 1. Business (A) General Development of Business—Issuances of 8-7/8% Senior Subordinated Notes,” on August 14, 2001, Kerzner International and KINA, as co-issuers, issued $200.0 million principal amount of 8-7/8% Senior Subordinated Notes. The proceeds were advanced to KIB and were used to pay down borrowings by KIB under the Revolving Credit Facility, under which Kerzner International, KINA and KIB were co-borrowers.

Also, as discussed in “Item 7-Restatement”, on December 15, 1997, Kerzner International and the Company, as co-issuers, issued $100.0 million principal amount of 8-5/8% Senior Subordinated Notes due 2007. All of the proceeds received from the issuance of these notes were advanced to entities outside of the KINA consolidated group and were used for general corporate and working capital purposes, as well as to help fund capital expenditures projects for these entities.

The advance of proceeds to these affiliated entities is reflected as due from affiliate non-current in the accompanying consolidated balance sheets. We earn interest income from these affiliated entities on these advances equal to the interest expense we incur on the 8-7/8% and the 8-5/8% Senior Subordinated Notes including amortization of debt issuance costs.

During 2002, the 8-5/8% Senior Subordinated Notes were repurchased and redeemed by Kerzner International, resulting in a loss on early extinguishment of debt which consisted of the premium paid on the repurchase and redemption of the notes, the write-off of related debt issuance costs, the remaining unamortized discount on the notes and other direct costs. However, given that the proceeds of the original debt issuance were not used for KINA purposes and that the redemption was made by entities outside of the KINA consolidated group, the loss on the related debt extinguishment was reimbursed to KINA by these entities, resulting in no impact to the Company’s operating results in 2002.

Equity in Losses of Associated Company

During 2002, we recorded equity in losses of associated company of $1.0 million representing our proportionate share of loss in our 50% investment in TCNY, as compared to a loss of $0.9 million in 2001.

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

See Note 17 to the accompanying consolidated financial statements for a further discussion of our income taxes.

Loss on Early Extinguishment of Debt

During 2002, Kerzner International and KINA repurchased or redeemed the entire outstanding balance of $200.0 million principal amount of our 9% Senior Subordinated Notes, resulting in the recognition of a loss on early extinguishment of debt of $14.6 million. The applicable net income tax effect was $0. The loss consists of the premium paid on the repurchase and redemption of the 9% Senior Subordinated Notes, the non-cash charge to write-off the balance of the related debt issuance costs and the remaining unamortized discount on the notes.

During 2002, Kerzner International and KINA also repurchased or redeemed the entire outstanding balance of $100.0 million principal amount of our 8-5/8% Senior Subordinated Notes, resulting in a loss on early extinguishment of debt of $5.9 million which consisted of the premium paid on the repurchase and redemption of the notes, the write-off of related debt issuance costs, and other direct costs. However, given that the proceeds of the original debt issuance were not used for KINA purposes and that the redemption was made by entities outside of the KINA consolidated group, the loss on the related debt extinguishment was reimbursed to KINA by these entities, resulting in no impact to the Company’s operating results in 2002.

Other

Casino and resort revenues and expenses for the year 2000 reflect the operations of Resorts Atlantic City. As described previously, we sold Resorts Atlantic City on April 25, 2001. Expenses in 2000 included a write-down of assets related to the Resorts Atlantic City Sale and Atlantic City Option to their realizable value. As a result of entering into the agreement to sell Resorts Atlantic City at a purchase price less than its carrying value, the Company recorded a loss of $229.2 million in the fourth quarter of 2000. An additional loss of $0.2 million was recorded in 2001, resulting from direct costs related to the sale in excess of those estimated at December 31, 2000. As of April 25, 2001, the operations of Resorts Atlantic City are no longer included in our consolidated financial statements.

Purchase termination costs of $11.2 million in 2000 related to the cancellation of the Company’s agreement to acquire the Desert Inn Hotel and Casino in Las Vegas. These costs included $7.2 million paid to Starwood Hotels and Resorts Worldwide Inc. pursuant to a termination agreement.

LIQUIDITY, CAPITAL RESOURCES AND CAPITAL SPENDING

Liquidity

At December 31, 2002, our working capital deficit was $21.5 million due to the fact that certain receivables that are due from affiliated companies to satisfy current liabilities are classified as due from affiliates-non-current in the accompanying consolidated balance sheets as the affiliated companies are not contractually obligated to pay the amounts owed to the Company within one year. However, the affiliated companies generally pay the amounts owed to the company on a timely basis in order to satisfy the Company’s current liability obligations.

Capital Resources and Other Sources and Uses of Funds

Sale of Resorts Atlantic City and Settlement of Related Note

On April 25, 2001, we sold Resorts Atlantic City and certain related assets to Colony for a purchase price of approximately $144 million, including accrued interest. The proceeds received from Colony consisted of approximately $127 million in cash and an unsecured $17.5 million Promissory Note. Of the cash proceeds, $79.0 million was used to pay in full the borrowings outstanding by Resorts Atlantic City under the Revolving Credit Facility. The remaining $48.0 million of cash proceeds was advanced to KIB and was used to permanently reduce borrowings outstanding by KIB under the Revolving Credit Facility. The cash proceeds received from Colony were offset by costs paid by us after closing, which included employee termination costs and legal fees.

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

Issuance and Redemption of Debt

Cash received during the year included $206.0 million from the issuance of our 8-7/8% Senior Subordinated Notes before costs associated with the issuance of this debt. We used these proceeds together with cash on hand to redeem our 9% Senior Subordinated Notes for $209.0 million. This refinancing resulted in the extension of the maturity of our public debt and decreased our average borrowing rate. (See Note 12 to the Consolidated Financial Statements.)

On November 27, 2002, we called for the redemption of the entire outstanding principal amount of our 8-5/8% Senior Subordinated Notes due 2007 pursuant to the terms of the indenture governing these Notes. We purchased $25.8 million of the 8-5/8% Senior Subordinated Notes through transactions on the open market. On December 27, 2002, we redeemed the remaining $74.2 million aggregate principal amount outstanding at the redemption price of 104.313%, or $1,043.13 for each $1,000.00 of principal amount outstanding, plus accrued interest.

Other Sources and Uses of Funds for 2003

During the next twelve months, we expect the primary source of funds from operations to be payments received from TCA pursuant to the Relinquishment Agreement. In addition, we will continue to earn management fees for services provided to certain of our unconsolidated affiliates. With respect to our long-term debt at December 31, 2002, we are required to make cash interest payments each year amounting to approximately $35.5 million. Included in this amount is $17.8 million of interest related to the 8-7/8% Senior Subordinated Notes which was paid by KIB and $7.8 million of interest related to the 8-5/8% Senior Subordinated Notes which was paid by affiliates of the Company. We currently do not have any immediate plans for significant capital expenditures during the next twelve months. In addition, we do not expect to raise any capital through the issuance of KINA securities that are required to be registered with the SEC until we are able to comply with the requirements of Regulation S-X regarding audited financial statements. As described in the Prefatory Note to this report, our consolidated financial statements for the year ended December 31, 2000 are unaudited, and as such we will be unable to comply with Regulation S-X until the audit for the year ending December 31, 2003 is complete.

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

Future Commitments and Funding Sources

At December 31, 2002, our contractual obligations including contingencies, with initial or remaining terms in excess of one year, were as follows (in thousands)(a):

                                   2003        2004        2005        2006       2007      Thereafter      Total
Long-term debt on KINA's
   consolidated balance sheet   $        -  $        -  $       -   $       -  $        -  $   400,000   $ 400,000
Amended Revolving Credit
   Facility on KIB's
   consolidated balance sheet
   (b)                                   -           -          -      72,000           -            -      72,000
Operating leases                     1,642       1,544      1,604       2,020       1,795       19,807      28,412
Capital leases                         135         170        130           -           -            -         435
                               ------------ ----------- ---------- ----------- ----------- ------------ -----------
Total                           $    1,777  $    1,714  $   1,734   $  74,020  $    1,795  $   419,807   $ 500,847
                               ============ =========== ========== =========== =========== ============ ===========

(a)      See Note 12 of Notes to Consolidated  Financial  Statements  herein for a further  description of our debt commitments.
(b)      KINA is a co-borrower and guarantor of borrowings  outstanding on the Amended  Revolving  Credit Facility.
         At December 31, 2002, all of the  outstanding  borrowings on this  facility,  which totaled $72.0 million, were drawn by KIB and are reflected on Kerzner International's balance sheet.

Off-Balance Sheet Arrangements and Other Commitments

At December 31, 2002, we had no off-balance sheet arrangements or other commitments, except as disclosed in Note 19 in the accompanying consolidated financial statements.

In connection with the Palmilla Resort operating agreement, we agreed that in the event that Palmilla Resort obtains third-party debt financing for its planned redevelopment, we, along with Kerzner International, would guarantee up to $38.0 million of such financing. In March 2003, we entered into a guaranty agreement with respect to certain interim financing for the redevelopment, whereby we have guaranteed $20.0 million of such financing. During the quarter ended June 30, 2003, we guaranteed an additional $10.0 million of such financing. We have agreed to provide these guarantees for a period ending no later than the later of (i) the date of repayment at maturity of the underlying obligations or (ii) three years from the date of the guarantee. The purpose of these guarantees is to assist Palmilla Resort in obtaining financing for its planned redevelopment on commercially reasonable terms. As of June 30, 2003, we have recorded the fair value of these guarantees of $0.1 million. The planned redevelopment will require the resort to be closed from April 2003 to early 2004. The redevelopment is expected to cost $80.0 million at the property level and will increase the room count to 172 rooms and significantly upgrade the amenities and public areas offered by the resort.

OTHER MATTERS

Critical Accounting Policies

Our critical accounting policies include those, which require our most subjective or complex judgments as a result of the need to make estimates when there is uncertainty as to their financial effects. We prepare our consolidated financial statements in conformity with US GAAP. We provide allowances for doubtful accounts arising from casino, hotel, and other services, which are based upon a specific review of outstanding receivables. In determining the amounts of the allowances, we are required to make certain estimates and assumptions. Accruals for potential liabilities related to any lawsuits or claims brought against us, calculations of income tax liabilities, valuation allowances on deferred tax assets and other liabilities require that we apply significant judgment in determining the appropriate assumptions for use in the calculations of financial estimates. Actual results may differ from these estimates and assumptions. We periodically assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any can be made. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate and in the Notes to our Consolidated Financial Statements.

Income Taxes

We file consolidated United States federal income tax returns. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Realization of future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate future taxable income. The valuation allowance is adjusted in the period we determine it is more likely than not that deferred tax assets will or will not be realized

Recent Accounting Pronouncements

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

The adoption of SFAS 145 required us to reclassify the $14.6 million extraordinary loss on early extinguishment of our 9% Senior Subordinated Notes recognized during the year ended December 31, 2002 to other expense in the consolidated statement of operations.

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

The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We are one of the guarantors under the Amended Revolving Credit Facility. The amount outstanding on this facility as of December 31, 2002 was $72.0 million. See “Off-Balance Sheet Arrangements and Other Commitments.”

Kerzner International closed Palmilla Resort, its 50% owned luxury resort in Los Cabos, Mexico, in April 2003 in order to commence the previously announced $80.0 million expansion project that will increase the room count from 115 rooms to 172 rooms and will significantly upgrade the amenities and public areas offered by the resort. The expansion is expected to be completed by early 2004 and will be financed through local project financing. In connection with the Palmilla Resort operating agreement, we agreed that in the event that Palmilla Resort obtains third-party debt financing for its planned redevelopment, we, along with Kerzner International, would guarantee up to a total of $38.0 million of such financing. In March 2003, we entered into a guaranty agreement with respect to certain interim financing for the redevelopment, whereby we guaranteed $20.0 million of such financing. In June 2003, we guaranteed an additional $10.0 million of such financing. We have agreed to provide these guarantees for a period ending no later than the later of (i) the date of repayment at maturity of the underlying obligations or (ii) three years from the date of the guarantee. The purpose of these guarantees is to assist Palmilla Resort in obtaining financing for its planned redevelopment on commercially reasonable terms. In 2003, we will record the fair value of these and any other future guarantees, or modify any guarantees that were issued by the Company prior to December 31, 2002, in accordance with the provisions of FIN 45.

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

The provisions of FIN 46 are required to be applied to an interest held in a variable interest entity or potential variable interest entity for the first interim or annual period ending after December 15, 2003 if both of the following two conditions apply: (1) the variable interest entity was created before February 1, 2003; and (2) the public entity has not issued financial statements reporting that variable interest in accordance with FIN 46. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We have not yet assessed the impact that FIN 46 will have on our financial position or results of operations.

Derivative Instruments

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”) that amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. With certain exceptions, SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003. We do not believe adoption of this standard will have a material impact on our financial position or results of operations.

Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) that improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in the statement of financial position. This statement will be effective for the Company’s fiscal quarter ended September 30, 2003. We do not believe adoption of this standard will have a material impact on our financial position or results of operations.

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

As of December 31, 2002, the carrying value of long-term debt reflected on our balance sheet includes $405.7 million of 8-7/8% Senior Subordinated Notes.

We are a co-borrower on the Amended Revolving Credit Facility, and therefore, have future borrowing capacity comprised of variable rate debt based on LIBOR. As of December 31, 2002, KINA had not drawn any amounts on this facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements are presented on the following pages:

Index to Financial Statements	Page Reference
Independent Auditors' Report	33
Consolidated Balance Sheets at December 31, 2002 and 2001 (as restated)	36
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 as restated for all periods presented and unaudited for 2000	37
Consolidated Statements of Changes in Shareholder's Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000 as restated for all periods presented and unaudited for 2000	38
Consolidated Statements of Cash Flows for the years ended December 2002, 2001 and 2000 as restated for all periods presented and unaudited for 2000	39
Notes to Consolidated Financial Statements as restated for all periods presented and unaudited for 2000	40
Financial Statement Schedule:
Schedule II: Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000	78

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and shareholder of
  Kerzner International North America, Inc.:

We have audited the accompanying consolidated balance sheets of Kerzner International North America, Inc. (formerly Sun International North America, Inc. - see Note 1) and subsidiaries (the “Company”), as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholder’s equity (deficit) and cash flows for the years then ended. Our audits also included the financial statement schedule, as it relates to 2002 and 2001, listed in the index to the financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We did not audit the financial statements of Trading Cove Associates (“TCA”), the Company’s investment in which is accounted for by use of the equity method. The Company’s equity of $8.9 million and $7.2 million in TCA’s net assets at December 31, 2002 and 2001, respectively, and of $30.0 million and $25.1 million in that company’s net income for the respective years then ended are included in the accompanying financial statements. The financial statements of TCA were audited by other auditors whose report (which expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement of those financial statements) has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors. We also did not audit the financial statements of Resorts International Hotel, Inc. (a consolidated subsidiary during the period from January 1, 2001 to April 24, 2001), which statements reflect total revenues constituting 49% of consolidated total revenues for the year ended December 31, 2001. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Resorts International Hotel, Inc. for 2001, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the 2002 and 2001 consolidated financial statements present fairly, in all material respects, the financial position of Kerzner International North America, Inc. and subsidiaries, as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, as it relates to 2002 and 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective January 1, 2002 to conform with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in Note 2, the accompanying 2002 and 2001 consolidated financial statements have been restated.

The accompanying consolidated financial statements and financial statement schedule of the Company, as they relate to 2000, including the restatement adjustments described in Note 2 are the responsibility of the Company’s management. We were not engaged to, and we did not, audit or review the accompanying 2000 consolidated financial statements, the financial statement schedule as it relates to 2000, or perform any procedures on the application of the restatement adjustments to these consolidated financial statements or the financial statement schedule and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole, on the related restatement adjustments, or the financial statement schedule as it relates to 2000.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
November 13, 2003

Report of Independent Auditors

The Board of Directors
Resorts International Hotel, Inc.

We have audited the statements of operations and accumulated deficit and cash flows of Resorts International Hotel, Inc., a wholly owned subsidiary of Kerzner International North America, Inc. (formerly Sun International North America, Inc.) for the period from January 1, 2001 to April 24, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Resorts International Hotel, Inc., a wholly owned subsidiary of Kerzner International North America, Inc. (formerly Sun International North America, Inc.) for the period from January 1, 2001 to April 24, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 1, 2002, except for
Note 9, as to which the date
is January 31, 2003

KERZNER INTERNATIONAL NORTH AMERICA, INC. CONSOLIDATED BALANCE SHEETS (In Thousands of US Dollars, except share data)
                                                                    December 31,
                                                          ----------------------------------
                                                               2002                2001
                                                          --------------      --------------
                                                              (As restated, see Note 2)

ASSETS
Current assets:
    Cash and cash equivalents                              $      5,018        $      3,603
    Restricted cash                                                  95                  95
    Receivables, net                                              1,229                 861
    Inventories                                                      45                  91
    Prepaid expenses                                              2,651                 712
    Due from affiliates                                           6,449               5,336
                                                          --------------      --------------
        Total current assets                                     15,487              10,698
Property and equipment, net                                      63,150              63,151
Due from affiliate - non-current                                256,508             335,201
Subordinated notes receivable                                         -              18,018
Deferred tax asset, net                                           6,119               3,874
Deferred charges and other assets, net                           11,898              12,595
Investments in associated companies                              10,639               8,808
                                                          --------------      --------------
        Total assets                                       $    363,801        $    452,345
                                                          ==============      ==============

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
    Current maturities of long-term debt                   $        135        $         70
    Accounts payable and accrued liabilities                     36,812              32,436
                                                           -------------      --------------
        Total current liabilities                                36,947              32,506
Other long-term liabilities                                       2,696                   -
Long-term debt, net of current maturities                       406,026             499,438
                                                           -------------      --------------
        Total liabilities                                       445,669             531,944
                                                           -------------      --------------
Commitments and contingencies (see Notes 12 and 19)
Shareholder's deficit:
    Common stock - 100 shares
      outstanding, $.01 par value                                     -                   -
    Capital in excess of par                                    192,635             192,635
    Accumulated deficit                                        (274,503)           (272,234)
                                                           -------------      --------------
        Total shareholder's deficit                             (81,868)            (79,599)
                                                           -------------      --------------
            Total liabilities and shareholder's deficit    $    363,801        $    452,345
                                                           =============      ==============

The accompanying notes are an integral part of these consolidated financial statements

KERZNER INTERNATIONAL NORTH AMERICA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands of US Dollars)
                                                      For the Year Ended December 31,
                                               ------------------------------------------------
                                                    2002              2001             2000
                                               --------------  ---------------  ---------------
                                                                                      (unaudited)
                                                              (As restated, see Note 2)

Revenues:
    Casino and resort revenues                  $          -    $      84,913    $     283,251
        Less: promotional allowances                       -          (17,995)         (25,288)
                                               --------------  ---------------  ---------------
    Net casino and resort revenues                         -           66,918          257,963
    Tour operations                                   29,026           26,091           25,048
    Relinquishment and development fees               31,369           27,135           26,753
    Management and other fees                         18,209           15,980           15,311
                                               --------------  ---------------  ---------------
                                                      78,604          136,124          325,075
                                               --------------  ---------------  ---------------
Expenses:
    Casino and resort expenses                             -           48,831          203,695
    Tour operations                                   24,526           22,241           21,815
    Selling, general and administrative               18,393           25,526           47,899
    Depreciation and amortization                      4,376            3,567           18,633
    Restructuring expense                                  -              217                -
    Purchase termination costs                             -                -           11,202
    Write-down of net assets held for sale                 -              214          229,208
    Gain on net assets held for sale                       -           (2,232)               -
                                               --------------  ---------------  ---------------
                                                      47,295           98,364          532,452
                                               --------------  ---------------  ---------------

Operating income (loss)                               31,309           37,760         (207,377)
Other income (expenses):
    Interest income                                      831            2,201            1,945
    Interest income from affiliates                   26,068           15,818            8,810
    Interest expense                                 (44,477)         (44,288)         (33,514)
    Equity in losses of associated company            (1,041)            (899)            (194)
    Loss on early extinguishment of debt             (14,624)               -                -
    Other, net                                          (239)            (684)            (687)
                                               --------------  ---------------  ---------------
Income (loss) before benefit (provision) for
    income taxes                                      (2,173)           9,908         (231,017)
Benefit (provision) for income taxes                     (96)           2,844           (1,080)
                                               --------------  ---------------  ---------------
Net income (loss)                               $     (2,269)   $      12,752    $    (232,097)
                                               ==============  ===============  ===============

                 The accompanying notes are an integral part of these consolidated financial statements

KERZNER INTERNATIONAL NORTH AMERICA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT) For the Years Ended December 31, 2002, 2001 and 2000 (In Thousands of US Dollars)
	Common stock	Capital in excess of par	Accumulated equity (deficit)	Total
Balance at January 1, 2000, as reported	$-	$192,635	$(29,321)	$163,314
Prior period adjustments	-	-	(23,568)	(23,568)

Balance at January 1, 2000, as restated *	-	192,635	(52,889)	139,746
Net loss for year 2000	-	-	(232,097)	(232,097)

Balance at December 31, 2000 *	-	192,635	(284,986)	(92,351)
Net income for year 2001	-	-	12,752	12,752

Balance at December 31, 2001 *	-	192,635	(272,234)	(79,599)
Net loss for year 2002	-	-	(2,269)	(2,269)

Balance at December 31, 2002 *	$-	$192,635	$(274,503)	$(81,868)

* Activity for the years ended December 31, 2000, 2001 and 2002 and balances as of January 1 2000 and December 31, 2000, 2001, and 2002 have been restated. See Note 2 - Restatement for further discussion of this restatement. Balances and activity as of January 1, 2000 and as of and for the year ended December 31, 2000 are unaudited.
The accompanying notes are an integral part of these consolidated financial statements

KERZNER INTERNATIONAL NORTH AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands of US Dollars)
                                                                                  For the Year Ended December 31,
                                                                          -------------------------------------------------
                                                                               2002              2001             2000
                                                                            -----------       -----------     -------------
                                                                                                              (unaudited)
                                                                                     (As restated, see Note 2)
Cash flows from operating activities:
    Net income (loss)                                                     $     (2,269)     $     12,752      $   (232,097)
        Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
        Loss on early extinguishment of debt                                    14,624                 -                 -
        Depreciation and amortization                                            4,376             3,567            18,633
        Amortization of debt discount, debt premium and issuance costs           1,216             1,265               791
        (Gain) write-down of net assets held for sale                                -           (2,018)           229,208
        Write-off of Desert Inn purchase termination costs                           -                 -            11,202
        Deferred income tax benefit                                             (6,119)           (3,874)                -
        Equity in losses of associated company                                   1,041               899               194
        Investment in Trading Cove Associates                                   (1,772)          (18,443)          (15,235)
        Loss on sale of investments                                                158                 -                 -
        Loss on disposition of assets                                               81               684               687
        Provision for doubtful receivables                                         194                84             1,250
        Provision for discount on CRDA obligations, net                              -                 -               799
        Net change in deferred tax liability                                         -                 -               205
        Net change in working capital accounts:
            Receivables                                                             54              (645)           (5,386)
            Due from affiliates                                                 (1,113)            3,130               503
            Inventories and prepaid expenses                                    (1,892)              140               359
            Accounts payable and accrued liabilities                             8,060             5,392              (429)
        Net change in deferred charges and other assets                         (3,409)              146            (1,096)
        Net change in other liabilities                                          2,865                 -                 -
                                                                          -------------     -------------     -------------
            Net cash provided by operating activities                           16,095             3,079             9,588
                                                                          -------------     -------------     -------------

Cash flows from investing activities:
    Payments for property and equipment                                         (4,223)           (1,393)          (19,407)
    Proceeds received from the sale of Resorts Atlantic City, net                    -           123,514                 -
    Proceeds received for repayment of note receivable                          18,018                 -                 -
    Proceeds received from sale of investments                                   4,726                 -                 -
    Purchase of investments                                                     (4,884)                -                 -
    Advances to associated company                                              (1,100)           (2,275)             (450)
    Deposit refunded for proposed Desert Inn acquisition                             -                 -             7,750
    Proceeds from sale of assets                                                     2             2,196               395
    Reclassification of cash to assets held for sale                                 -                 -           (21,453)
    Other                                                                            -             (432)            (2,695)
                                                                          -------------     -------------     -------------
        Net cash provided by (used in) investing activities                     12,539           121,610           (35,860)
                                                                          -------------     -------------     -------------

Cash flows from financing activities:
    Proceeds from issuance of debt                                             206,000           200,000             6,000
    Early redemption of debt                                                  (313,135)                -                 -
    Repayment of borrowings                                                        (92)          (79,063)           (1,908)
    Advances from (repayments to) affiliates                                    84,309          (236,454)              787
    Debt issue and modification costs                                           (4,301)           (6,750)                -
                                                                          -------------     -------------     -------------
        Net cash provided by (used in) financing activities                    (27,219)         (122,267)            4,879
                                                                          -------------     -------------     -------------

Net increase (decrease) in cash and cash equivalents                             1,415             2,422           (21,393)
Cash and cash equivalents at beginning of period                                 3,603             1,181            22,574
                                                                          -------------     -------------     -------------
Cash and cash equivalents at end of period                                $      5,018      $      3,603      $      1,181
                                                                          =============     =============     =============
See Note 18 for supplemental cash flow disclosures
                   The accompanying notes are an integral part of these consolidated financial statements

KERZNER INTERNATIONAL NORTH AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables are in Thousands of US Dollars)
(Data relating to the year ended December 31, 2000 is unaudited)

NOTE 1 – Organization and Basis of Presentation

Organization and Name Change

Kerzner International North America, Inc. (“KINA”) was incorporated in the state of Delaware in 1958. As a result of a merger transaction, KINA has been a wholly owned subsidiary of Kerzner International Limited (“Kerzner International” or “Kerzner International”) (formerly Sun International Hotels Limited) since December 1996. Kerzner International, an international resort and gaming company, is a corporation organized and existing under the laws of the Commonwealth of The Bahamas. KINA is a holding company through which Kerzner International owns and operates its properties and investments in the United States. In these Notes to Consolidated Financial Statements, the words “Company,” “we,” “our” and “us” refer to KINA, together with its subsidiaries as the context may require.

On July 1, 2002, we changed our corporate name from Sun International North America, Inc. to Kerzner International North America, Inc.. The name change was implemented in accordance with agreements related to the restructuring of Kerzner International’s former majority shareholder, Sun International Investments Limited (“SIIL”). There was no change in our management or operations as a result of the name change. Any references to “Sun” or “KINA” herein relate to the entities currently known as “Kerzner International” and “KINA,” respectively.

We earn relinquishment fee income based on the gross revenues of a casino operated by an unaffiliated entity in Connecticut. In addition, we provide management services to certain of our affiliated companies and we own a tour operator, which wholesales tour packages and provides reservation services. Prior to April 25, 2001, we owned a resort and casino property in Atlantic City, New Jersey (“Resorts Atlantic City”), which we sold to an unaffiliated entity on April 25, 2001.

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

In 1998, the Mohegan Tribe appointed TCA to develop its proposed expansion of the Mohegan Sun Casino pursuant to a development services agreement (the “TCA Development Agreement”). In turn, TCA subcontracted with an affiliate of the Company pursuant to a subcontract development services agreement (the “Subcontract Agreement”), which was later assigned to the Company. In consideration for the services to be provided under the Subcontract Agreement, TCA pays a fee to the Company. See further discussion at Note 3 – Summary of Significant Accounting Policies – Development Fee Recognition.

We are one of two managing partners of TCA. All decisions of the managing partners require the concurrence of us and the other managing partner, Waterford Gaming, L.L.C. In the event of deadlock there are mutual buy-out provisions.

The Company’s investment in TCA is reflected within investments in associated companies in the accompanying consolidated balance sheets.

Tour Operations

Through our wholly owned subsidiary Kerzner International Resorts, Inc., we provide general and administrative support services, marketing services, travel reservations and wholesale tour services for Kerzner International’s properties in The Bahamas. To a much lesser extent, we also provide travel reservation services for unconsolidated affiliated properties in The Bahamas.

New York

Through Kerzner Investments New York, Inc. (“KINY”) a wholly owned subsidiary, we own 50% of Trading Cove New York, LLC (“TCNY”), a Delaware limited liability company. TCNY is managed by KINY and Waterford Development New York, LLC. In March 2001, TCNY entered into a development services agreement (the “TCNY Development Agreement”) with the Stockbridge-Munsee Band of Mohican Indians (the “Stockbridge-Munsee Tribe”) for the development of a casino project (the “Project”) in the Catskill region of the State of New York (the “State”). The TCNY Development Agreement was amended and restated in February 2002. The Stockbridge-Munsee Tribe does not currently have reservation land in the State, but is federally recognized and operates a casino on its reservation in Wisconsin. The Stockbridge-Munsee Tribe has land claim litigation pending in the US District Court for the Northern District of New York (the “Court”) against the State, the counties of Madison and Oneida and several municipalities to recover lands within the state that it alleges were wrongfully taken from the tribe. The Court has stayed the litigation, but the Stockbridge-Munsee Tribe has requested that the Court partially lift the stay in an effort to advance the litigation.

Pursuant to the TCNY Development Agreement, as amended, TCNY would provide preliminary funding, certain financing and exclusive development services to the Stockbridge-Munsee Tribe in conjunction with the Project. If the Project is approved and completed, TCNY will earn a development fee in an amount equal to five percent of gross revenues as compensation for these services (subject to certain priorities), as defined in the Development Agreement, beginning with the opening of the Project and continuing for a period of 20 years. TCNY has secured land and/or options on approximately 400 acres of property in the Town of Thompson, County of Sullivan (the “County”), of which approximately 333 acres are currently designated for the Project. In February 2002, the Tribe filed a Land to Trust Application with the U.S. Department of the Interior, Bureau of Indian Affairs (the “BIA”), for the Project site properties. Should the BIA approve the Land to Trust Application and the Stockbridge-Munsee Tribe obtain other required approvals, the land could be taken into trust by the Federal Government on behalf of the Stockbridge-Munsee Tribe for the purpose of conducting Class III Gaming.

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

The Company’s investment in TCNY is reflected within investments in associated companies in the accompanying consolidated balance sheets.

NOTE 2 – Restatement

Subsequent to the issuance of the December 31, 2002 consolidated financial statements, the Company has determined it necessary to restate its consolidated financial statements as of December 31, 2002 and2001 and for each of the three years in the period ended December 31, 2002.

On May 21, 2003, Kerzner International announced that Trading Cove Associates (“TCA”), a Connecticut general partnership in which the Company is a 50% partner, restated its historically reported financial results. The primary effect of the restatement to TCA’s financial statements is to recognize as an expense certain contractual liabilities owed to its partners and their affiliates for prior services performed under contract when their payment became probable pursuant to Statement of Financial Accounting Standard No. 5, as opposed to when such expenses were paid or payable. Additionally, TCA changed the manner in which it recognized losses in connection with the development of Phase II of the Mohegan Sun. Although the accounting for the development fee remained in accordance with SOP 81-1, the timing of recognition changed such that losses were recognized at the time they were known, as compared to the time in which the costs which created the losses became payable.

The Company accounts for its investment in TCA under the equity method of accounting. Based on the restatement by TCA, the Company determined that it was necessary to restate its historical consolidated financial statements.

The adjustments to the Company’s consolidated financial statements arising from the restatement by TCA primarily relate to the change in equity income or loss resulting from the change in TCA’s revenue and expense recognition policies, as the Company’s net income is affected by its proportionate share of TCA’s restated income or loss under the equity method of accounting. We record equity income from TCA in “Relinquishment and development fees” in the accompanying consolidated financial statements.

As previously described, the primary effect of the restatement on the Company is to change the timing of recognition of certain partnership revenue and expense items. This timing resulted in the Company’s income being increased in the years presented, while income as reported in prior years not presented was reduced. Although not as significant, the Company also reversed certain amortization deductions related to its initial investment in TCA.

In connection with the TCA restatement, TCA recognized an additional loss under its agreement with the Mohegan Tribal Gaming Authority, which caused the Company to re-evaluate its own revenue recognition related to this fee under a related development agreement between an affiliate of the Company and TCA (the “TCA Development Agreement”), an agreement which was assigned to the Company by its affiliate. As part of the restatement, the Company has determined that its accounting under the percentage of completion method for development fee revenue received under the TCA Development Agreement would be more properly reflected if it utilized the costs incurred by TCA as the basis to determine the percent complete and the amount earned at the end of each period. The Company believes that this basis of measurement provides the most accurate reflection of the level of service performed. The development fee earned by TCA is fixed while the Company earns it’s development fee based on a percentage of the development costs of the project. As of December 31, 2002, the Company earned substantially all of its development fee under the TCA Development Agreement.

The effect of the TCA related adjustments, which include the adjustments resulting from TCA’s restated results and the Company’s proportionate share thereof, the reversal of certain amortization deductions related to the Company’s initial investment in TCA, and the Company’s correction in the manner of recognizing development fee revenue, for the years ended December 31, 2002, 2001 and 2000, was to decrease our net loss or increase net income, as applicable, by $0.9 million, $12.0 million and $17.5 million, respectively. As of January 1, 2000 the accumulated deficit increased by $24.3 million, approximately $5.3 million of which pertains to revenue earned by the Company but recognized by an entity outside of the KINA consolidated group and the remainder of which pertains to the adjustments discussed above.

The Company has also made certain other adjustments and reclassifications to its historically reported consolidated financial statements. These adjustments include reclassifying the Company’s investment in Trading Cove New York, LLC from deferred charges to investment in associated companies in the accompanying consolidated balance sheets and reclassifying the related equity loss from selling, general and administrative expenses to equity in losses of associated company in the accompanying consolidated statements of operations; adjusting accounts payable and accrued expenses to correct for certain over and under accrued expenses, reclassifying certain current receivables to other long-term assets and reclassifying deferred tax asset and certain due from affiliates from current to non-current. The effect of these other adjustments for the years ended December 31, 2002 and 2001 was to increase the net loss or decrease net income, as applicable, by approximately $0.8 million and $0.4 million, respectively, and to decrease the accumulated deficit by $0.7 million as of January 1, 2000. These adjustments had an insignificant impact on the consolidated statement of operations for the year ended December 31, 2000.

The components of the adjustments related to the restatement, as they relate to net income (loss), for the years ended December 31, are as follows:

	2002	2001	2000
Net income (loss), as reported	$(2,372)	$1,098	$(249,656)
Equity in earnings adjustment	4,132	9,535	14,508
Development fee adjustment	(3,673)	2,016	2,549
Amortization	480	480	480
Other adjustments	(836)	(377)	22

Net income (loss), as restated	$(2,269)	$12,752	$(232,097)

On December 15, 1997, Kerzner International and the Company, as co-issuers, issued $100.0 million principal amount of 8-5/8% Senior Subordinated Notes due 2007. All of the proceeds received from the issuance of these notes were advanced to entities outside of the KINA consolidated group and were used for general corporate and working capital purposes, as well as to help fund capital expenditure projects for these entities. As a result, any interest expense we incur on the 8-5/8% Senior Subordinated Notes including amortization of debt issuance costs, would be offset by affiliated interest income from Kerzner International, resulting in no impact to net income or loss in any of the periods presented. These notes were previously not reflected within the Company’s consolidated financial statements, but instead were recorded in the consolidated financial statements of an affiliate of the Company, within Kerzner International’s consolidated group.

During 2002, the 8-5/8% Senior Subordinated Notes were repurchased and redeemed by Kerzner International, resulting in a loss on early extinguishment of debt of $5.9 million which consisted of the premium paid on the repurchase and redemption of the notes, the write-off of related debt issuance costs and other direct costs. However, given that the proceeds of the original debt issuance were not used for KINA purposes and that the redemption was made by entities outside of the KINA consolidated group, the loss on the related debt extinguishment was reimbursed to KINA by these entities, resulting in no impact to the Company’s operating results in 2002.

The Company sold Resorts Atlantic City on April 25, 2001. See Note 4 — Business Acquisitions and Dispositions, Sale of Resorts Atlantic City. The financial results of Resorts Atlantic City from the period January 1, 2001 to April 24, 2001 were previously excluded from the consolidated statement of operations for the year ended December 31, 2001. As part of the restatement, the accompanying consolidated statement of operations as of December 31, 2001 now includes Resorts Atlantic City’s financial results from January 1, 2001 to April 24, 2001. The net loss incurred by Resorts Atlantic City from the period January 1, 2001 to April 24, 2001 of $4.9 million is included within the accompanying consolidated statement of operations together with an offsetting gain on net assets held for sale, resulting in no impact on net income for the year ended December 31, 2001 from this adjustment. The following table summarizes the components of the gain on net assets held for sale:

         Net loss of Resorts Atlantic City (a)       $   (4,893)
         Depreciation and amortization (b)                5,325
         Interest income (c)                             (2,664)
                                                    ------------
         Gain on net assets held for sale           $    (2,232)
                                                    ============
(a)	Net loss of Resorts Atlantic City from the period January 1, 2001 to April 24, 2001.

(b)

As Resorts Atlantic City was classified as an asset held for sale, the Company ceased depreciation and amortization and accordingly, the expense is offset against the net loss incurred from the period January 1, 2001 to April 24, 2001.

(c)

During the period January 1, 2001 to April 24, 2001, the Company recognized $2.7 million of interest income paid to the Company by Colony on the proceeds of the sale. This amount is offset against the net loss incurred from the period January 1, 2001 to April 24, 2001 and has reduced interest income as previously reported by Kerzner.

The consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 have been restated to incorporate these adjustments. The following tables are comparisons of the Company’s accumulated deficit as of January 1, 2000, consolidated balance sheets as of December 31, 2002 and 2001 and consolidated statements of operations for each of the three years in the period ended December 31, 2002, as previously reported and as restated.

Reconciliation of Accumulated Deficit (in thousands of US dollars)

(unaudited)
Accumulated deficit at January 1, 2000
as previously reported	$(29,321)
Prior period adjustment	(23,568)

Accumulated deficit at January 1, 2000, as restated	$(52,889)

Consolidated Balance Sheet as of December 31, 2002

                                                   As Previously
                                                     Reported         As Restated
                                                 ------------------ ----------------
                                                    (in thousands of US dollars)
ASSETS
Current assets:
    Cash and cash equivalents                      $         5,113   $        5,018
    Restricted cash                                              -               95
    Receivables, net                                         1,792            1,229
    Inventories                                                 45               45
    Prepaid expenses                                         2,651            2,651
    Due from affiliates                                     65,857            6,449
                                                 ------------------ ----------------
        Total current assets                                75,458           15,487
Property and equipment, net                                 63,150           63,150
Due from affiliate - non-current                           200,000          256,508
Deferred tax asset, net                                      6,119            6,119
Deferred charges and other assets, net                      11,634           11,898
Investments in associated companies                          1,692           10,639
                                                 ------------------ ----------------
        Total assets                               $       358,053   $      363,801
                                                 ================== ================

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
    Current maturities of long-term debt           $           135   $          135
    Accounts payable and accrued liabilities                36,812           36,812
                                                 ------------------ ----------------
        Total current liabilities                           36,947           36,947
Other long-term liabilities                                  2,696            2,696
Long-term debt, net of current maturities                  406,026          406,026
                                                 ------------------ ----------------
        Total liabilities                                  445,669          445,669
                                                 ------------------ ----------------
Commitments and contingencies
Shareholder's deficit:
    Common stock - 100 shares
      outstanding, $.01 par value                                -                -
    Capital in excess of par                               192,635          192,635
    Accumulated deficit                                   (280,251)        (274,503)
                                                 ------------------ ----------------
        Total shareholder's deficit                        (87,616)         (81,868)
                                                 ------------------ ----------------
    Total liabilities and shareholder's deficit    $       358,053   $      363,801
                                                 ================== ================

Consolidated Balance Sheet as of December 31, 2001

                                                   As Previously        As Restated
                                                      Reported
                                                  -----------------   -----------------
                                                      (in thousands of US dollars)
ASSETS
Current assets:
    Cash and cash equivalents                      $         3,084     $         3,603
    Restricted cash                                              -                  95
    Receivables, net                                         1,477                 861
    Inventories                                                 91                  91
    Prepaid expenses                                           712                 712
    Due from affiliates                                     43,542               5,336
    Deferred tax asset, net                                  3,874                   -
                                                  -----------------   -----------------
        Total current assets                                52,780              10,698
Property and equipment, net                                 63,151              63,151
Due from affiliate - non-current                           200,000             335,201
Subordinated notes receivable                               18,018              18,018
Deferred tax asset, net                                          -               3,874
Deferred charges and other assets, net                      12,750              12,595
Investments in associated companies                              -               8,808
                                                  -----------------   -----------------
        Total assets                               $       346,699     $       452,345
                                                  =================   =================

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
    Current maturities of long-term debt           $            70     $            70
    Accounts payable and accrued liabilities                32,435              32,436
                                                  -----------------   -----------------
        Total current liabilities                           32,505              32,506
Long-term debt, net of current maturities                  399,438             499,438
                                                  -----------------   -----------------
        Total liabilities                                  431,943             531,944
                                                  -----------------   -----------------
Commitments and contingencies
Shareholder's deficit:
    Common stock - 100 shares
      outstanding, $.01 par value                                -                   -
    Capital in excess of par                               192,635             192,635
    Accumulated deficit                                   (277,879)           (272,234)
                                                  -----------------   -----------------
        Total shareholder's deficit                        (85,244)            (79,599)
                                                  -----------------   -----------------
    Total liabilities and shareholder's deficit    $       346,699     $       452,345
                                                  =================   =================

Consolidated Statement of Operations for the Year Ended December 31, 2002

                                                       As Previously        As Restated
                                                         Reported
                                                     ------------------  ------------------
                                                         (in thousands of US dollars)
Revenues:
    Tour operations                                  $          29,026    $         29,026
    Relinquishment and development fees                              -              31,369
    Management and other fees                                   49,118              18,209
                                                     ------------------  ------------------
                                                                78,144              78,604
                                                     ------------------  ------------------
Expenses:
    Tour operations                                             24,526              24,526
    Selling, general and administrative                         17,681              18,393
    Depreciation and amortization                                4,856               4,376
                                                     ------------------  ------------------
                                                                47,063              47,295
                                                     ------------------  ------------------

Operating income                                                31,081              31,309
Other income (expenses):
    Interest income                                                831                 831
    Interest income from affiliates                             18,249              26,068
    Interest expense                                           (36,643)            (44,477)
    Equity in losses of associated company                        (931)             (1,041)
    Loss on early extinguishment of debt                             -             (14,624)
    Other, net                                                    (239)               (239)
                                                     ------------------  ------------------
Income before provision for
     income taxes and extraordinary item                        12,348              (2,173)
Provision for income taxes                                         (96)                (96)
                                                     ------------------  ------------------
Income before extraordinary item                                12,252              (2,269)
Extraordinary loss on early extinguishment of debt,
     net of income tax effect                                  (14,624)                  -
                                                     ------------------  ------------------
Net loss                                             $          (2,372)   $         (2,269)
                                                     ==================  ==================

Consolidated Statement of Operations for the Year Ended December 31, 2001

                                                  As Previously        As Restated
                                                    Reported
                                                ------------------  ------------------
                                                    (in thousands of US dollars)
Revenues:
    Casino and resort revenues                  $               -    $         84,913
        Less: promotional allowances                            -             (17,995)
                                                ------------------  ------------------
    Net casino and resort revenues                              -              66,918
    Tour operations                                        26,091              26,091
    Relinquishment and development fees                         -              27,135
    Management and other fees                              31,565              15,980
                                                ------------------  ------------------
                                                           57,656             136,124
                                                ------------------  ------------------
Expenses:
    Casino and resort expenses                                  -              48,831
    Tour operations                                        22,241              22,241
    Selling, general and administrative                    15,275              25,526
    Depreciation and amortization                           4,445               3,567
    Restructuring expense                                     300                 217
    Write-down of assets to be sold                             -                 214
    Gain on net assets held for sale                            -              (2,232)
                                                ------------------  ------------------
                                                           42,261              98,364
                                                ------------------  ------------------

Operating income                                           15,395              37,760
Other income (expenses):
    Interest income                                         4,355               2,201
    Interest income from affiliates                         6,930              15,818
    Interest expense                                      (27,742)            (44,288)
    Equity in losses of associated company                      -                (899)
    Other, net                                               (684)               (684)
                                                ------------------  ------------------
Income (loss) before benefit for
    income taxes                                           (1,746)              9,908
Benefit for income taxes                                    2,844               2,844
                                                ------------------  ------------------
Net income                                      $           1,098    $         12,752
                                                ==================  ==================

Consolidated Statement of Operations for the Year Ended December 31, 2000

                                                  As Previously        As Restated
                                                    Reported
                                                ------------------  ------------------
                                                              (unaudited)
                                                     (in thousands of US dollars)
Revenues:
    Casino and resort revenues                   $        283,251    $        283,251
        Less: promotional allowances                      (25,288)            (25,288)
                                                ------------------  ------------------
    Net casino and resort revenues                        257,963             257,963
    Tour operations                                        25,048              25,048
    Relinquishment and development fees                         -              26,753
    Management and other fees                              25,007              15,311
                                                ------------------  ------------------
                                                          308,018             325,075
                                                ------------------  ------------------
Expenses:
    Casino and resort expenses                            203,695             203,695
    Tour operations                                        21,815              21,815
    Selling, general and administrative                    48,514              47,899
    Depreciation and amortization                          18,714              18,633
    Purchase termination costs                             11,202              11,202
    Write-down of assets to be sold                       229,208             229,208
                                                ------------------  ------------------
                                                          533,148             532,452
                                                ------------------  ------------------

Operating loss                                           (225,130)           (207,377)
Other income (expenses):
    Interest income                                         1,945               1,945
    Interest income from affiliates                             -               8,810
    Interest expense                                      (24,704)            (33,514)
    Equity in losses of associated company                      -                (194)
    Other, net                                               (687)               (687)
                                                ------------------  ------------------
Loss before provision for income taxes                   (248,576)           (231,017)
Provision for income taxes                                 (1,080)             (1,080)
                                                ------------------  ------------------
Net loss                                         $       (249,656)   $       (232,097)
                                                ==================  ==================

NOTE 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of KINA and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

During the period in which we owned Resorts Atlantic City, we provided allowances for doubtful accounts arising from casino, hotel and other services, which are based upon a specific review of outstanding receivables. In determining the amounts of the allowances, we are required to make certain estimates and assumptions and actual results may differ from those estimates and assumptions. Accruals for potential liabilities related to any lawsuits or claims brought against us, calculation of income tax liabilities, valuation allowance on deferred tax assets and other liabilities require that we apply significant judgment in determining the appropriate assumptions for use in the calculation of financial estimates. We also must estimate the useful lives assigned to our assets. Actual results may differ from these estimates and assumptions.

Revenue Recognition

During the period in which we owned Resorts Atlantic City, we recognized the net win from casino gaming activities (the difference between gaming wins and losses) as gaming revenues, and revenues from hotel and related services are recognized at the time the related service is performed.

Revenues and expenses from tour operations include the sale of travel and leisure packages and are recognized at the time of departure. Amounts collected in advance from guests are deferred and included in customer deposits and unearned revenues within accounts payable and accrued liabilities until such amounts are earned.

Management fees and other operating revenues include fees charged to unconsolidated affiliates for casino and hotel management, executive management and project consulting and include fees charged to unconsolidated affiliates primarily for executive management services. These fees equal three percent of gross revenues, as defined, of the Company’s affiliates in The Bahamas.

Relinquishment and development fees include amounts earned from our investment in TCA and from the TCA Development Agreement. Relinquishment fees represent our net earnings from TCA pursuant to the Relinquishment Agreement. In accordance with such agreement, TCA earns a fee, equal to 5% of revenues, as defined in the Relinquishment Agreement, generated by the Mohegan Sun during the 15-year period commencing on January 1, 2000, including revenue generated by the Project Sunburst expansion. Revenues are defined in the Relinquishment Agreement as gross gaming revenues (other than Class II gaming revenue, i.e. bingo) and all other facility revenues. Such revenue includes hotel revenues, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the convention/events center in the Project Sunburst expansion and all rental or other receipts from lessees, licensees and concessionaires operating in the facility, but not the gross receipts of such lessees, licensees and concessionaires. Such revenues exclude revenues generated by any other expansion of the Mohegan Sun.

Based upon the nature and function of TCA as an entity existing for the purpose of collecting fees and remitting such fees to its partners, the Company includes relinquishment fees within relinquishment and development fees in the accompanying consolidated statements of operations.

Revenue generated from services performed pursuant to the terms of the TCA Development Agreement is recognized on the percentage-of-completion basis in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The percent complete and the amount earned at the end of each accounting period is determined by the percentage of costs incurred by TCA at the end of each period pursuant to estimated total costs to complete the contract.

Promotional Allowances

In 2001, the Company changed its method of accounting for customer incentives to conform to Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-9”). As permitted by the transition guidance in EITF 01-9, the 2000 financial statements were not reclassified to comply with the income statement display requirements of EITF 01-9. The Company believes that it is impractical to obtain the related records to perform this reclass as Resorts Atlantic City has been sold. The impact of this adoption in 2001 was $6.2 million of customer incentives being reclassified from casino and resort expenses to promotional allowances and $4.2 million of customer incentives being reclassified from net casino and resort revenues to promotional allowances.

Prior to the sale of Resorts Atlantic City the retail value of accommodations, food, beverage and other services provided to customers without charge was included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances for the years ended December 31, 2001 and 2000 are included in casino and resort expenses as follows:

                                       For the year ended
                                          December 31,
                                  ------------------------------
                                     2001              2000
                                  ------------     -------------
         Rooms                    $     2,760       $     8,407
         Food and beverage              4,823            15,502
         Other                            949             3,201
                                  ------------     -------------
                                  $     8,532       $    27,110
                                  ============     =============

Cash Equivalents

We consider all of our short-term money market securities purchased with original maturities of three months or less to be cash equivalents. Restricted cash relates to letters of credit for all periods presented.

Inventories

Inventories of provisions and supplies are carried at the lower of cost (first-in, first-out) or market value.

Property and Equipment

Property and equipment are stated at cost and lease lives are depreciated over the estimated useful lives reported below using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the improvements.

         Buildings and leasehold improvements                3-15 years
         Furniture, machinery and equipment                   2-5 years

Construction in progress relates to assets not yet placed in service and as such are not currently being depreciated.

Deferred Charges and Other Assets

Deferred charges and other assets primarily consist of debt issuance costs, which are being amortized to interest expense over the terms of the related indebtedness and are being amortized on a straight-line basis, which approximates the interest method. This balance also includes long-term prepaid rent amounts relating to a lease entered into during 2002 in connection with the relocation of our corporate headquarters.

Goodwill

Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets” which resulted in the cessation of the amortization of goodwill. Prior to this date, our goodwill was amortized on a straight-line basis over 40 years. Amortization expense related to goodwill for Resorts Atlantic City included in the accompanying consolidated statements of operations related to goodwill was $2.6 million for the year ended December 31, 2000. The table below illustrates what the impact to the consolidated statements of operations would have been, if the provisions of SFAS 142 were applied to all periods presented.

                                                               For the Year Ended December 31,
                                                  -----------------------------------------------------------
                                                       2002                 2001                   2000
                                                  --------------       --------------        ----------------
                                                                                               (unaudited)
         Net income (loss), as restated           $      (2,269)       $      12,752          $     (232,097)
         Amortization of goodwill relating
             to Resorts Atlantic City                         -                    -                   2,600
                                                  --------------       --------------        ----------------
         Adjusted net income (loss)               $      (2,269)       $      12,752          $     (229,497)
                                                  ==============       ==============        ================

Investments in Associated Companies

Investments in associated companies represent the Company’s 50% investment in TCA and TCNY, respectively, entities in which the Company has significant influence over the investees. These investments are accounted for in accordance with the equity method of accounting under which each such investment is reported at cost plus the Company’s proportionate share of the income or loss, less dividends received, of such investee since its acquisition.

Earnings from our 50% investment in TCA are included in relinquishment and development fees in the accompanying consolidated statements of operations. See Note 9 – Investments in and Equity Losses of Associated Companies.

Casino Reinvestment Development Authority (“CRDA”) Obligations

In 2000 under the New Jersey Casino Control Act, we were obligated to purchase CRDA bonds based on gross revenues earned at Resorts Atlantic City that bore a below-market interest rate, or make an alternative qualifying investment. We charged to expense an estimated discount related to CRDA investment obligations as of the date the obligation arose based on fair market interest rates of similar quality bonds in existence as of that date.

The discount on CRDA bonds purchased was amortized to interest income over the life of the bonds using the effective interest rate method. All of our CRDA bonds were disposed of as part of the Resorts Atlantic City Sale.

Long Lived Assets

We review our long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If changes in circumstances indicate that the carrying amount of an asset that we expect to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition are estimated. If the undiscounted value of the future cash flows is less than the carrying value of the asset, the carrying value of the long-lived asset will be reduced by the amount which the carrying value exceeds fair value. We do not believe that any such changes have occurred except as previously described as a result of the Resorts Atlantic City Sale and the Atlantic City Option, as discussed in Note 4.

Long-Term Debt

Under the Company’s co-borrowing arrangements, the related debt is reflected on the financial statements of the entity which borrowed the funds. With respect to co-issued debt arrangements, such debt is reflected on the financial statements of each of the co-issuers. See further discussion at Note 12.

Income Taxes

We file a consolidated United States federal income tax return. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Realization of future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate future taxable income. The valuation allowance is adjusted in the period we determine it is more likely than not that deferred tax assets will or will not be realized

Comprehensive Income (Loss)

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

The adoption of SFAS 145 required us to reclassify the $14.6 million extraordinary losses on early extinguishment of our 9% Senior Subordinated Notes recognized during the year ended December 31, 2002 to other expense in the consolidated statements of operations.

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

The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We are one of the guarantors under the Fourth Amended and Restated Revolving Credit Facility (the “Amended Revolving Credit Facility”). The Company is a co-borrower under this debt arrangement, along with Kerzner International and certain subsidiaries of Kerzner International which are outside of the KINA consolidated group. The amount outstanding on this facility as of December 31, 2002 was $72.0 million. However, as such amounts were not drawn from the facility by KINA, such debt is not reflected in the consolidated financial statements of the Company. We have not recognized a liability for this guarantee as it was issued prior to December 31, 2002. If in the future we modify this guarantee or issue new guarantees, we may be required to recognize a liability at an estimate of the guarantee’s fair value.

Kerzner International closed Palmilla Resort, its 50% owned luxury resort in Los Cabos, Mexico, in April 2003 in order to commence its previously announced $80.0 million expansion project that will increase the room count from 115 rooms to 172 rooms and will significantly upgrade the amenities and public areas offered by the resort. The expansion is expected to be completed by early 2004 and will be financed through local project financing. In connection with the Palmilla Resort operating agreement, we agreed that in the event that Palmilla Resort obtains third-party debt financing for its planned redevelopment, we, along with Kerzner International, would guarantee up to a total of $38.0 million of such financing. In March 2003, we entered into a guaranty agreement with respect to certain interim financing for the redevelopment, whereby we guaranteed $20.0 million of such financing. In June 2003, we guaranteed an additional $10.0 million of such financing. We have agreed to provide these guarantees for a period ending no later than the later of (i) the date of repayment at maturity of the underlying obligations or (ii) three years from the date of the guarantee. The purpose of these guarantees is to assist Palmilla Resort in obtaining financing for its planned redevelopment on commercially reasonable terms. In 2003, we will record the fair value of these and any other future guarantees in accordance with the provisions of FIN 45.

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

FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The provisions of FIN 46 are required to be applied to an interest held in a variable interest entity or potential variable interest entity for the first interim or annual period ending after December 15, 2003 if both of the following two conditions apply: (1) the variable interest entity was created before February 1, 2003; and (2) the public entity has not issued financial statements reporting that variable interest in accordance with FIN 46.

Derivative Instruments

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”) that amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. With certain exceptions, SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003. We do not believe adoption of this standard will have a material impact on our financial position or results of operations.

Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) that improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in the statement of financial position. This statement will be effective for the Company’s fiscal quarter ended September 30, 2003. We do not believe adoption of this standard will have a material impact on our financial position or results of operations.

NOTE 4 — Business Acquisitions and Dispositions

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

Sale of Resorts Atlantic City

We previously owned and operated Resorts Atlantic City, a 644-room casino and hotel property. On April 25, 2001, we completed the sale of Resorts Atlantic City to an affiliate of Colony Capital LLC (“Colony”) for a purchase price of approximately $144 million, including accrued interest (the “Resorts Atlantic City Sale”). The proceeds received from Colony consisted of approximately $127 million in cash and an unsecured $17.5 million note (the “Promissory Note”), bearing interest at a rate of 12.5% per annum payable semi-annually. In March 2002, we received $18.0 million from Colony as payment in full of the Promissory Note and all outstanding accrued interest. Of the cash proceeds from the Resorts Atlantic City sale, $79 million was used to pay in full the borrowings outstanding by Resorts Atlantic City under a bank credit facility dated November 1, 1999 (as amended, the “Revolving Credit Facility”). Resorts Atlantic City, along with Kerzner International, Kerzner International Bahamas Limited (formerly Sun International Bahamas Limited) (“KIB”), a wholly owned subsidiary of Kerzner International outside of KINA’s consolidated group, and Kerzner International Nevada, Inc. (formerly Sun International Nevada, Inc.), a wholly-owned subsidiary of KINA, were co-borrowers under the Revolving Credit Facility. The remaining $48 million of cash proceeds from the Resorts Atlantic City Sale was advanced to KIB and was used to permanently reduce borrowings outstanding by KIB under the Revolving Credit Facility.

We entered into an agreement to sell Resorts Atlantic City in the fourth quarter of 2000, and as of December 31, 2000, we accounted for Resorts Atlantic City as an investment held for sale. The carrying value of the net assets to be disposed of was reclassified to net assets held for sale on our consolidated balance sheets and, in the fourth quarter of 2000, we recorded a loss of $229.2 million resulting from the write-down of net assets held for sale to their realizable value. The net proceeds received at closing equaled the carrying value of the net assets disposed of. The consolidated financial statements as of December 31, 2001 include the results of operations of Resorts Atlantic City from January 1, 2001 to April 24, 2001. These results included a net loss attributable to Resorts Atlantic City of $4.9 million, which is included as a component of and an offsetting gain on net assets held for sale, which resulted in no change in net income from this adjustment.

If this transaction had been consummated on January 1, 2000, on a pro forma basis, our results of operations for the year ended December 31, 2000 would be as follows (unaudited): Revenues — $46.2 million, net loss — $22.0 million. The pro forma information is not necessarily indicative of future results or what our results of operation would actually have been had the Resorts Atlantic City Sale occurred at the beginning of the year.

Pursuant to the terms of the Resorts Atlantic City Sale, we granted Colony a two-year option (the “Atlantic City Option”) to acquire certain undeveloped real estate which we own, adjacent to Resorts Atlantic City, for a purchase price of $40 million, which option can be extended by Colony for two additional one-year periods upon 45 days notice to us prior to the expiration of the then-current option period and payment to us of a $2.5 million extension payment for each renewal period. In July 2003 and through various extensions thereafter, we and Colony agreed to extend the initial option period through September 12, 2003 in exchange for an option extension payment of $1,250,000, which was paid on July 9, 2003. Our agreement with Colony also provides for an additional payment of $1,250,000 in the event we are not able to reach an agreement to sell the undeveloped real estate. The additional $1,250,000 has not yet been received as we and Colony are currently in negotiations to reach an agreement to sell the undeveloped real estate. The net carrying value of the undeveloped real estate included in the Atlantic City Option is $40.0 million and is included in property and equipment in the accompanying consolidated balance sheets. Effective April 25, 2001, the closing date of the Resorts Atlantic City Sale, Colony leases from us certain of the property included in the Atlantic City Option for $100,000 per month. At that time the lease can be terminated by either Colony or us with thirty days notice, subject to certain conditions. The rental income resulting from this lease was $1.2 million for the year ended December 31, 2002 and is included in management and other fees in the accompanying consolidated statement of operations.

Termination of Desert Inn Acquisition Agreement

On March 2, 2000, Kerzner International and Starwood Hotels and Resorts Worldwide Inc. (“Starwood”) announced that they had agreed to terminate their agreement (the “Termination Agreement”) under which Kerzner International was to acquire the Desert Inn Hotel and Casino in Las Vegas (the “Desert Inn”) for $275 million. In connection with the proposed acquisition of the Desert Inn, we had previously placed a $15 million deposit with Starwood (the “Deposit”). Pursuant to the Termination Agreement, the amount, if any, that we would be required to pay from the Deposit was based on the ultimate sales price of the Desert Inn to another party.

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

NOTE 5 – Receivables

Components of receivables were as follows:

                                                             December 31,
                                                     ------------------------------
                                                         2002              2001
                                                     -----------      -------------

         Interest receivable                          $       -        $       481
         Trade receivable                                   227                372
         Escrow receivable                                  616                  -
         Other                                              482                130
                                                     -----------      -------------
                                                          1,325                983
         Less: allowance for doubtful accounts              (96)              (122)
                                                     -----------      -------------
                                                      $   1,229        $       861
                                                     ===========      =============

NOTE 6 – Prepaid Expenses

Components of prepaid expenses as of December 31, 2002 included $1.2 million of rent, $0.8 million for expenses relating to tour operations and various other items. At December 31, 2001, prepaid expenses included $0.3 million relating to tour operations and various other items.

NOTE 7 – Property and Equipment

Components of property and equipment were as follows:

                                                   December 31,
                                          --------------------------------
                                               2002               2001
                                          -------------      -------------

Land                                      $     53,605             53,575
Buildings and leasehold improvements             3,635              3,743
Furniture, machinery and equipment              12,767             14,478
Construction in progress                           920                160
                                          -------------      -------------
                                                70,927             71,956
Less: accumulated depreciation                  (7,777)            (8,805)
                                          -------------      -------------
                                          $     63,150       $     63,151
                                          =============      =============

Construction in progress at December 31, 2002 primarily relates to software costs pertaining to the implementation of a new reservations system. Such costs are capitalized in accordance with Statement of Position 98-1,“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. There were no capitalized interest costs in any of the periods presented. The cost basis of the land related to the Atlantic City Option was $40 million as of December 31, 2002 and 2001.

NOTE 8 – Deferred Charges and Other Assets

Components of deferred charges and other assets were as follows:

                                                             December 31,
                                                     --------------------------------
                                                          2002               2001
                                                     -------------      -------------

         Debt issue costs, net                        $     8,474        $    11,979
         Prepaid rent                                       2,720                  -
         Employee note receivable                             563                  -
         Other                                                141                616
                                                     -------------      -------------
                                                      $    11,898        $    12,595
                                                     =============      =============

Prepaid rent relates to the long-term portion of prepaid rent related to our leased offices in Plantation, Florida for 2004 and 2005. Employee note receivables of $0.6 million relates to a compensation advance made to an employee. Such advance is being amortized through December 2004.

Note 9 – Investments in and Equity in Earnings and Losses of Associated Companies

Components of investments in associated companies were as follows:

                                                              December 31,
                                                     --------------------------------
                                                          2002               2001
                                                     -------------      -------------

         Trading Cove Associates                      $     8,947        $     7,175
         Trading Cove New York                              1,692              1,633
                                                     -------------      -------------
                                                      $    10,639        $     8,808
                                                     =============      =============

The accompanying consolidated statements of operations include equity in earnings and losses of associated companies as a result of our equity method investments, comprised of our 50% interest in TCA and our 50% interest in TCNY. Our proportionate share of losses from TCNY is reflected in equity in losses of associated company in the accompanying consolidated statements of operations. Equity earnings related to our investment in TCA are included in relinquishment and development fees in the accompanying consolidated statements of operations.

Trading Cove Associates

Through a wholly owned subsidiary, we own a 50% interest in TCA and are a managing partner along with Waterford Gaming L.L.C. TCA and the Mohegan Tribe have entered into the Development Agreement and the Relinquishment Agreement in connection with the Mohegan Sun. In accordance with the Relinquishment Agreement, the Company receives the first $5 million of profits TCA receives each year and receives certain guaranteed payments. The following summarized information of TCA has been prepared in accordance with accounting principles generally accepted in the United States of America as of and for the years ended December 31, 2002, 2001 and 2000.

                                                    For the Year Ended December 31,
                                       -----------------------------------------------------------
                                            2002                 2001                   2000
                                       --------------       --------------        ----------------

         Revenues                      $      59,066        $      46,970          $       44,516
         Total expenses                        3,996                3,476                  10,534
         Interest and dividend income             13                   33                      34
                                       --------------       --------------        ----------------
         Net income                    $      55,083        $      43,527          $       34,016
                                       ==============       ==============        ================

                                              As of December 31,
                                       --------------------------------
                                            2002               2001
                                       -------------      -------------

Current assets                          $    24,502        $    20,629
Non-current assets                            2,665              2,894
                                       -------------      -------------
Total assets                            $    27,167        $    23,523
Current liabilities                          10,521             10,423
Non-current liabilities                           -                  -
                                       -------------      -------------
Partners' capital                       $    16,646        $    13,100
                                       =============      =============

Our equity in earnings from TCA totaled $30.1 million, $25.1 million and $20.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Such amounts do not equal 50% of the reported net income of TCA, primarily as a result of the priority distributions and guaranteed payments discussed above.

Trading Cove New York

Through a wholly owned subsidiary, we own a 50% interest in, and are a managing member along with the Stockbridge-Munsee Tribe, of TCNY. The following summarized information of TCNY has been prepared in accordance with accounting principles generally accepted in the United States of America as of and for the years ended December 31, 2002, 2001 and 2000.

The company increased its equity in losses of TCNY by expensing certain costs that TCNY capitalized due to the Company’s evaluation of the uncertainty of the recoverability of such costs.

                                                        For the Year Ended December 31,
                                           -----------------------------------------------------------
                                                2002                 2001                   2000
                                           --------------       --------------        ----------------
         Total revenues, and other income  $          11        $          13          $            3
         Total expenses                                6                   15                       5
                                           --------------       --------------        ----------------
         Net income (loss)                 $           5        $         (2)          $          (2)
                                           ==============       ==============        ================

                                                   As of December 31,
                                             --------------------------------
                                                  2002               2001
                                             -------------      -------------
        Current assets                        $       436        $     1,820
        Non-current assets                          7,353              3,931
                                             -------------      -------------
        Total assets                                7,789              5,751
        Current liabilities                           137                305
        Non-current liabilities                         -                  -
                                             -------------      -------------
        Members' equity                       $     7,652        $     5,446
                                             =============      =============

NOTE 10 – Accounts Payable and Accrued Liabilities

Components of accounts payable and accrued liabilities were as follows:

                                                                    December 31,
                                                           --------------------------------
                                                                2002               2001
                                                           -------------      -------------

         Accrued payroll and related taxes and benefits     $     8,046        $     4,590
         Trade payables                                           2,515              2,623
         Customer deposits and unearned revenues                  5,959              5,338
         Accrued interest                                        13,411             12,388
         Other accrued liabilities                                6,881              7,497
                                                           -------------      -------------
                                                            $    36,812        $    32,436
                                                           =============      =============

NOTE 11 – Other Long Term Liabilities

As of December 31, 2002, other long-term liabilities primarily consisted of deferred rent credits related to a building lease entered into during 2002 for our office in Plantation, Florida.

NOTE 12 – Long-Term Debt

Components of long-term debt were as follows:

                                                                         December 31,
                                                              -----------------------------------
                                                                      2002               2001
                                                              ----------------       ------------
         $400 million ($200 million at December 31, 2001)
            8-7/8% Senior Subordinated Notes due 2011
            ("8-7/8% Senior Subordinated Notes")                  $   405,726        $   200,000
         $200 million 9% Senior Subordinated Notes
            due 2007 ("9% Senior Subordinated Notes")                       -            199,419
         $100 million 8-5/8% Senior Subordinated Notes
            due 2007 ("8-5/8% Senior Subordinated Notes")                   -            100,000
         Capital leases                                                   435                 89
                                                              ----------------       ------------
                                                                      406,161            499,508
         Less: amounts due within one year                               (135)               (70)
                                                              ----------------       ------------
                                                                  $   406,026        $   499,438
                                                              ================       ============

Consent Solicitation of Noteholders

On July 10, 2001, KINA along with Kerzner International (together, the “Companies”), commenced a consent solicitation with holders of the Companies’ $200 million principal amount of 9.0% senior subordinated notes due 2007. The Companies sought proposed amendments of certain provisions of the indentures pursuant to which the 9% Senior Subordinated Notes were issued.

The proposed amendments effectively eliminate (as of December 31, 2000, the date the charge was recorded) the impact of $199.2 million of the total $229.4 million loss recorded by KINA in connection with the Resorts Atlantic City Sale, for purposes of determining the ability of Kerzner International and its affiliates to make certain investments, such as certain minority investment in joint ventures. In addition, the amendments increased, from 2.0:1 to 2.5:1, the consolidated coverage ratio required in order for the Companies to incur additional indebtedness. The consolidated coverage ratio is defined as consolidated earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) to fixed payments, as defined in the indentures. The consent solicitation, as amended and extended, was finalized on July 23, 2001.

On July 24, 2001, the Companies announced that they had received the requisite consents from the holders of their 9% Senior Subordinated Notes. Accordingly, the Companies and the trustee under the indentures executed and delivered supplemental indentures containing the amendments described in the amended consent solicitation. Pursuant to the consent solicitation, we paid $1.0 million to holders of the 9% Senior Subordinated Notes. These debt issuance costs are included within deferred charges and other assets in the accompanying consolidated balance sheets.

Issuance and Redemption of 8- 5/8% Senior Subordinated Notes

On December 15, 1997, Kerzner International and the Company, as co-issuers, issued $100.0 million principal amount of 8-5/8% Senior Subordinated Notes due 2007. All of the proceeds received from the issuance of these notes were advanced to entities outside of the KINA consolidated group and were used for general corporate and working capital purposes, as well as to help fund capital expenditure projects for these entities. As a result, any interest expense we incur on the 8-5/8% Senior Subordinated Notes, including amortization of debt issuance costs, is offset by affiliated interest income from Kerzner International, resulting in no impact to net income or loss in any of the periods presented.

On November 27, 2002, the Companies called for the redemption of the entire outstanding principal amount of the 8-5/8% Senior Subordinated Notes due 2007 pursuant to the terms of the indenture governing these Notes. The Companies had purchased $25.8 million of the 8-5/8% Senior Subordinated Notes through transactions on the open market. On December 27, 2002, the Companies redeemed the remaining $74.2 million aggregate principal amount outstanding at the redemption price of 104.313%, or $1,043.13 for each $1,000.00 of principal amount outstanding, plus accrued interest.

Issuances of 8-7/8% Senior Subordinated Notes

In August 2001, the Companies issued $200.0 million principal amount of 8-7/8% senior subordinated notes due 2011, which, after costs, resulted in net proceeds of approximately $194.0 million. All of proceeds received from the issuance of the 8-7/8% Senior Subordinated Notes were advanced to KIB to repay amounts outstanding under the Revolving Credit Facility. Therefore, interest expense related to the 8-7/8% Senior Subordinated Notes is offset by affiliated interest income from KIB.

In May 2002, the Companies issued an additional $200.0 million of 8-7/8% Senior Subordinated Notes and used the proceeds to repay the Companies outstanding 9% Senior Subordinated Notes pursuant to the Tender Offer, Consent Solicitation and Redemption of such notes described below.

In connection with the issuance of the $200.0 million Senior Subordinated Notes in May 2002 and August 2001, the Company paid $4.3 million and $6.8 million, respectively, of debt issuance and modification costs during the years ended December 31, 2002 and 2001 related to the aforementioned debt issuances and modification of the Amended Revolving Credit Facility.

The 8-7/8% Senior Subordinated Notes, which are unsecured obligations, are unconditionally guaranteed by substantially all of the wholly owned subsidiaries of Kerzner International and KINA. Interest on the 8-7/8% Senior Subordinated Notes is payable semi-annually and commenced on February 15, 2002. The indenture for the 8-7/8% Senior Subordinated Notes contains certain covenants, including limitations on the ability of the Companies to, among other things: (i) incur additional indebtedness, (ii) incur certain liens, and (iii) make certain other restricted payments.

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

Loans under the Amended Revolving Credit Facility bear interest at (i) the higher of (a) CIBC’s base rate or (b) the Federal Funds rate plus one-half of one percent, in either case plus an additional 0.25% to 1.75% based on a debt to earnings ratio during the period, as defined (the “Leverage Ratio”) or (ii) London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.75% based on the Leverage Ratio. For loans based on the LIBOR, interest is payable on the last day of each applicable interest period, or the date of any payment or prepayment of such loans. For loans based on the Alternate Base Rate (as defined), interest is payable quarterly. At December 31, 2002, the weighted average interest rate on amounts outstanding under the Amended Revolving Credit Facility was 3.40%. Loans under the Amended Revolving Credit Facility may be prepaid and re-borrowed at any time and are due in full in November 2006. Commitment fees are calculated at per annum rates ranging from 0.25% to 0.50% based on the Leverage Ratio, applied to the undrawn amount of the Amended Revolving Credit Facility and are payable quarterly.

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
                            ----------
                            $ 406,161
                            ==========

Supplemental Condensed Consolidating Financial Statements

As described in Note 12 — Long-Term Debt, the Company and Kerzner International have co-issued certain debt. This co-issued debt is guaranteed by other entities outside of the KINA consolidated group who are subsidiaries of Kerzner International. Such guarantees are full and unconditional and joint and several among the guarantors. Supplemental condensed consolidating financial statements of Kerzner International as the parent company and other guarantor subsidiaries, as required under Rule 3-10 of Regulation S-X, have been be filed with the SEC as part of Kerzner International’s Form 20-F.

NOTE 13 — Accumulated Deficit

KINA is authorized to issue 100 million shares of KINA common stock, 120,000 shares of Class B Stock and 10 million shares of preferred stock. The only shares of KINA stock outstanding as of the periods presented are 100 shares of KINA common stock, all of which are owned by Kerzner International.

NOTE 14 – Related Party Transactions

Due from Affiliates

At December 31, 2002 and 2001, due from affiliates primarily includes amounts due from TCA pursuant to the TCA Development Agreement of $6.5 million and $5.3 million, respectively.

Due from Affiliate – Non-current

Due from affiliate – non-current relates to the proceeds received from the 8-7/8% Senior Subordinated Notes issued in August 2001 and proceeds received from the 8-5/8% Senior Subordinated Notes issued in December 1997. The proceeds from the issuance of the 8-7/8% Senior Subordinated Notes were advanced to KIB and were used to pay down borrowings by KIB on its revolving credit facility. The proceeds from the issuance of the 8-5/8% Senior Subordinated Notes were used for general corporate and working capital purposes of certain affiliates of the Company within the Kerzner International consolidated group, as well as to help fund capital expenditure projects for these entities. The 8-7/8% Senior Subordinated Notes are expected to be repaid when the notes become due or such notes are refinanced. The 8-5/8% Senior Subordinated Notes were repurchased and/or redeemed during 2002. In connection therewith, a loss on early extinguishment of debt of $5.9 million resulted. However, given that the proceeds of the original debt issuance were not used for KINA purposes and that the redemption was made by entities outside of the KINA consolidated group, the loss was reimbursed to KINA by these entities.

At December 31, 2002 and 2001, due from affiliates-non-current includes non-interest bearing, due on demand advances made to certain unconsolidated affiliated companies of $56.5 million and $35.2 million, respectively. KINA makes payments and receives amounts on behalf of affiliates included within the Kerzner International consolidated group but outside of the KINA consolidated group. These amounts of due from affiliates-non-current represents the net amounts due to and from these entities.

Relinquishment and Development Fees

We recorded equity earnings from TCA of $30.1 million, $25.1 million and $20.4 million for the years ended 2002, 2001 and 2000, respectively. We also earned development fees in 2002, 2001 and 2000 related to Mohegan Sun of $1.3 million, $2.0 and $6.3 million, respectively.

Management Fees and Other

We earn fees in accordance with an agreement to provide management services to certain unconsolidated affiliated companies, primarily those entities representing Kerzner International’s properties in The Bahamas. These services include, but are not limited to, support related to tax, marketing, legal, accounting, and information technology. The fees are based on three percent of the gross revenues, as defined, of these entities and are thus largely dependent on the occupancy levels at Kerzner International’s properties in The Bahamas. For the years ended December 31, 2002, 2001 and 2000, such fees amounted to $16.8 million, $15.1 million and $15.3 million, respectively.

Palmilla Resort

Fees for management services to Palmilla Resort during the period from September 12, 2002 through December 31, 2002 were $128,000.

Interest Income from Affiliates

Interest income from affiliates is comprised of amounts due from KIB and other affiliates of the Company and relates to interest amounts to be reimbursed by these entities for the 8-5/8% and 8-7/8% Senior Subordinated Notes, as described in “Due from Affiliate – Non-current” above.

NOTE 15 – Employee Benefit Plans

We participate in a defined contribution plan covering substantially all of our non-union employees. We make contributions to this plan based on a percentage of eligible employee contributions. Total expense for this plan was $185,000, $237,000 and $861,000 in 2002, 2001 and 2000, respectively. The period January 1, 2001 to April 24, 2001 and the full year 2000 included plan expenses of Resorts Atlantic City.

In addition to the plan described above, union and certain other employees of Resorts Atlantic City were covered by multi-employer defined benefit pension plans to which the subsidiaries make, or made, contributions. Our pension expense for these plans totaled $1.6 million in 2000. As a result of the Resorts Atlantic City Sale, we no longer have union employees.

In October 2002, the Company established a deferred compensation plan (the “Deferred Compensation Plan”) for the purpose of allowing certain management of the Company to defer a portion of their compensation and accumulate earnings on a tax-deferred basis. The amount that is elected to be deferred is withheld from the employee’s compensation and remitted to the trustee of the Deferred Compensation Plan. The trustee is responsible for utilizing such funds to purchase certain investments, which are held in a rabbi trust. The investments are classified as available-for-sale securities, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, due to the nature of the securities and the intended holding period.

The compensation withheld from management, together with investment income on the Deferred Compensation Plan, is reflected as a deferred compensation obligation to participants and is classified within other long-term liabilities in the accompanying consolidated balance sheet. The related assets which are held in the rabbi trust are classified within deferred charges and other assets in the accompanying consolidated balance sheet and are reported at fair market value with the resulting net unrealized holding gains or losses, net of income taxes, included as a component of equity, within other comprehensive income (loss). At December 31, 2002, the balance of the liability and the corresponding asset each totaled $0.1 million. During 2002, the Deferred Compensation Plan had a minimal impact on our operating results.

NOTE 16 – Restructuring Expense

Restructuring costs in 2001 were comprised of severance payments made to 49 employees who were terminated due to lower occupancy levels at Kerzner International’s properties in The Bahamas subsequent to the terrorist attacks on September 11, 2001. By the end of 2002, all amounts related to the restructuring had been paid.

NOTE 17 – Income Taxes

In 2002, 2001 and 2000 the income tax provision (benefit) was as follows:

                                    For the Year Ended December 31,
                            ------------------------------------------------
                                2002              2001               2000
                            -----------       -----------        -----------
                                                                 (unaudited)
         Current:
             Federal        $    3,874        $     (432)         $    (303)
             State               2,341             1,462              1,178
                            -----------       -----------        -----------
                                 6,215             1,030                875
         Deferred:
             Federal            (6,119)           (3,874)               205
                            -----------       -----------        -----------
                            $       96        $   (2,844)         $   1,080
                            ===========       ===========        ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the deferred tax assets and liabilities were as follows:

                                                                    December 31,
                                                           ---------------------------------
                                                                2002               2001
                                                           --------------      -------------
      Non-current deferred tax liabilities:
          Basis differences on property and equipment               (561)              (640)
                                                           --------------      -------------
              Total deferred tax liabilities                        (561)              (640)
                                                           --------------      -------------

      Non-current deferred tax assets:
          NOL carryforwards                                      223,709            220,346
          Basis differences on land held for investment,
            development or resale                                  1,811              2,041
          Book reserves not yet deductible
            for tax return purposes                                1,898              3,104
          Tax credit carryforwards                                 2,677              2,676
          Other                                                    3,786              2,349
                                                           --------------      -------------
             Total deferred tax assets                           233,881            230,516

      Valuation allowance for deferred tax assets               (227,201)          (226,002)
                                                           --------------      -------------
          Deferred tax asset, net of valuation allowance           6,680              4,514
                                                           --------------      -------------
      Non-current net deferred tax assets                   $      6,119       $      3,874
                                                           ==============      =============

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

The effective income tax rate on net income (loss) before income taxes varies from the statutory federal income tax rate as a result of the following factors:

                                                                For the Year Ended December 31,
                                                            -----------------------------------------
                                                               2002          2001           2000
                                                            -----------   -----------    ------------
                                                                                         (unaudited)

      Statutory federal income tax rate                         (35.0%)        35.0%          (35.0%)
      State tax expense                                         103.4%         11.3%            0.5%
      NOLs, debt extinguishment and temporary differences
         for which a valuation allowance has been provided      226.0%             -           34.1%
      Release of valuation allowance relating to
        NOL carryforwards                                      (361.3%)       (73.0%)              -
      Nondeductible expenses and taxable items                   69.5%         (9.9%)           0.3%
      Other                                                       1.6%         14.6%            0.5%
                                                            -----------   -----------    ------------
       Effective income tax rate                                  4.2%        (22.0%)           0.4%
                                                            ===========   ===========    ============

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

NOTE 18 – Supplemental Cash Flow Disclosures

Supplemental disclosure of cash flow and non-cash investing and financing activities:

                                                         For the Year Ended December 31,
                                                 ------------------------------------------------
                                                     2002              2001              2000
                                                 ------------      ------------      ------------
                                                                                     (unaudited)

Interest paid                                     $   34,374        $   20,020        $   24,577
Income taxes paid                                      1,852             1,624               975

Non-cash investing and financing activities:
Promissory note issued to Colony in connection
      with the Resorts Atlantic City Sale                  -            17,500                 -
Accrued interest on promissory note issued
      to Colony                                            -               518                 -
Property and equipment acquired under
      capital lease obligations                          438                16             1,574

NOTE 19 – Commitments and Contingencies

Litigation, Claims and Assessments

In the ordinary course of business, we are defendants in certain litigation. In our opinion, based upon advice of counsel and currently available information, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

In September 1989 KINA filed an action in the US District Court for the Eastern District of Pennsylvania to recover certain sums paid to the defendant, as trustee for two Individual Retirement Accounts and the Fred Lowenschuss Associates Pension Plan (the “Pension Plan”), for KINA stock in a 1988 merger, in which KINA was acquired by Merv Griffin. This action was transferred to the NJ Bankruptcy Court in connection with the Company’s former bankruptcy case commenced there in 1989.

In February 1992, the NJ Bankruptcy Court issued an opinion granting partial summary judgment in favor of KINA on one of its six causes of action. The NJ Bankruptcy Court reserved the issue of remedies for trial.

In August 1992, Fred Lowenschuss filed for Chapter 11 reorganization in the US Bankruptcy Court for the District of Nevada (the “Nevada Bankruptcy Court”). As a result, the NJ Bankruptcy Court stayed KINA’s action against Lowenschuss.

The Nevada Bankruptcy Court confirmed Fred Lowenschuss’ plan of reorganization in October 1993. KINA appealed certain portions of the confirmation order and other orders of the Nevada Bankruptcy Court. In June 1994, the US District Court for the District of Nevada (the “Nevada District Court”) granted KINA’s appeal in all respects. In October 1995, the US Court of Appeals for the Ninth Circuit affirmed the Nevada District Court’s ruling in all respects, and in November 1995, the Court of Appeals denied Fred Lowenschuss’ petition for rehearing. On June 10, 1996, the United States Supreme Court denied Fred Lowenschuss’ petition for a writ of certiorari.

All interested parties, including KINA, filed motions with the Nevada Bankruptcy Court about their respective claims and priority rights under the US Bankruptcy Code. The Nevada Bankruptcy Court ruled on these motions, and KINA and other parties appealed, first to the Nevada District Court and then to the Court of Appeals for the Ninth Circuit. At the time that the United States Supreme Court denied KINA’s petition for a writ of certiorari, on November 29, 1999 (see discussion below), KINA had three appeals pending, one in the Court of Appeals and two in the Nevada District Court. KINA voluntarily dismissed all three appeals and simultaneously withdrew its proofs of claim in Lowenschuss’ bankruptcy case.

On November 2 and 3, 1995, the NJ Bankruptcy Court held a trial on the merits of KINA’s claims against the trustee of the Pension Plan. On April 22, 1997, the NJ Bankruptcy Court issued a final opinion in KINA’s favor, and on May 20, 1997 entered a judgment in KINA’s favor finding that the trustee for the two Individual Retirement Accounts and the Pension Plan committed fraud against KINA and that KINA was entitled to restitution. The NJ Bankruptcy Court awarded KINA $3.8 million plus prejudgment interest and $250,000 punitive damages, for a total award of approximately $5.7 million. On July 7, 1997 the NJ Bankruptcy Court amended the judgment to apportion the damages between the Pension Plan and the Individual Retirement Accounts. The NJ Bankruptcy Court also denied Defendant’s request for a stay of enforcement of the judgment. Subsequently, the Defendants filed an appeal of the NJ Bankruptcy Court’s decision in the US District Court for the District of New Jersey (the “New Jersey District Court”). On March 26, 1998, The New Jersey District Court reversed the judgment of the NJ Bankruptcy Court. KINA filed an appeal of the New Jersey District Court’s decision with the US Court of Appeals for the Third Circuit (the “Circuit Court”). On June 30, 1999, the Circuit Court issued an opinion affirming the New Jersey District Court’s decision. KINA’s subsequent petition for a writ of certiorari to the United States Supreme Court was denied on November 29, 1999, thereby concluding this litigation.

In connection with that litigation, Laurance Lowenschuss, as trustee for the Pension Plan, and Fred Lowenschuss, as trustee of the Trusts and as custodian, filed an action in May 1996 against KINA for preliminary and permanent injunctive relief. The Lowenschusses sought an order from the US Bankruptcy Court for the District of Delaware (the “Delaware Bankruptcy Court”) to extend the post-confirmation bar date of the Plan and to secure the return of certain escrowed distributions to holders of Old Series Notes (as defined in the Plan).

On May 9, 1996, the Delaware Bankruptcy Court entered an order, to which the parties had stipulated, extending the Lowenschuss’ date of surrender for Old Series Notes through November 10, 1996. By further stipulations, the date of surrender was further extended through May 12, 2000.

On March 8, 1996, Fred Lowenschuss, as trustee of various Lowenschuss children’s trusts (the “Trusts”), and Laurance Lowenschuss, as trustee for the Pension Plan, filed a counterclaim and a third party claim against KINA and First Interstate Trust Company in the NJ Bankruptcy Court alleging that the Pension Plan and the Trusts timely surrendered certain securities for exchange under the Company’s 1990 plan of reorganization and that those securities were wrongfully dishonored and returned. The Company replied to the counterclaims in April 1996 and denied the allegations. Since 1996, the parties have voluntarily stayed this litigation, pending the resolution of Lowenschuss’ bankruptcy case in Nevada.

The foregoing litigation and bankruptcy proceedings have spawned additional and related litigation, including the following: (a) an injunction action brought by Fred Lowenschuss, wherein the Nevada Bankruptcy Court enjoined KINA from proceeding against Fred Lowenschuss individually; the Nevada District Court dismissed appeals by both KINA and Fred Lowenschuss, and the Ninth Circuit, on March 6, 1997, affirmed the District Court’s dismissal of Fred Lowenschuss’ appeal; (b) a malicious prosecution action brought by Fred Lowenschuss against KINA and its counsel that was dismissed by the Nevada Bankruptcy Court and the Nevada District Court; on March 6, 1997, the Ninth Circuit affirmed the District Court’s dismissal of Lowenschuss’ appeal and awarded KINA monetary sanctions, finding that the Lowenschuss’ appeal was frivolous; and (c) an action filed by Laurance Lowenschuss, as trustee of the Pension Plan, in the Nevada District Court against KINA, which was transferred to the NJ District Court; in January, 1996, the NJ District Court referred the matter to the NJ Bankruptcy Court. In February 2001, the NJ Bankruptcy Court granted KINA’s motion to dismiss Lowenschuss’ action for malicious prosecution in Adversary Proceeding No. 96-2350 and denied KINA’s motion to dismiss certain counterclaims in Adversary Proceeding No. 90-1005 related to the exchange of bonds in the Delaware Bankruptcy Court proceeding discussed above.

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

Guarantee Obligation

As discussed in Note 3, in March 2003, we, along with Kerzner International, entered into a guaranty agreement with respect to certain interim financing for the redevelopment of Palmilla Resort, whereby we guaranteed $20.0 million of such financing. In June 2003, we guaranteed an additional $10.0 million of such financing. As discussed in Note 12, we have a co-borrowing arrangement with Kerzner International and KIB, whereby we unconditionally guarantee amounts outstanding under the Amended Revolving Credit Facility. The amount of borrowings outstanding on this facility as of December 31, 2002 was $72.0 million, all of which was drawn by KIB and is reflected on KIB’s balance sheet.

Future minimum lease obligations under various non-cancelable operating leases with terms in excess of one year at December 31, 2002 are as follows:

         2003                    $   1,642
         2004                        1,544
         2005                        1,604
         2006                        2,020
         2007                        1,795
         Thereafter                 19,807
                                 ----------
                                 $  28,412
                                 ==========

Executive and Employee Bonus Plans

We have a bonus plan whereby our employees, including officers, will qualify for bonuses if certain levels of earnings or earnings per share are achieved at our parent level, and such bonuses are calculated as a percentage of each individual’s salary. Such percentage is based on, among other things, each employee’s level of responsibility. Bonuses paid to our officers under this bonus plan could reach a maximum of 60% of the respective employee’s base salary. The compensation expense related to this bonus plan amounted to $4.6 million and $1.4 for the years ended December 31, 2002 and 2001, respectively.

NOTE 20– Fair Value of Financial Instruments

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

We used the following methods and assumptions in estimating fair value disclosures for financial instruments: (a) Cash and cash equivalents, receivables, due from affiliates, accounts payable and accrued liabilities: The amounts reported in the accompanying consolidated balance sheets approximate fair value due to the short-term nature of these items; (b) Fixed-rate debt: Fixed rate debt is valued based upon published market quotations, as applicable. The fair value of our fixed-rate debt at December 31, 2002 and 2001 was approximately $425.3 million and $482.0 million as compared to its carrying value of $405.7 million and $499.4 million, respectively.

NOTE 21 – Segment Data

The Company manages and internally reports its operations in one business segment.

SCHEDULE II KERZNER INTERNATIONAL NORTH AMERICA, INC. CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS (In Thousands of US dollars)
	Balance at beginning of period	Additions charged to expenses	Deductions (a)	Net assets held for sale (b)	Balance at end of period
For the year ended December 31, 2002:
Allowance for doubtful receivables
Other (c)	$122	$194	$(220)	$-	$96

	$122	$194	$(220)	$-	$96

For the year ended December 31, 2001:
Allowance for doubtful receivables
Other (c)	$123	$84	$(85)	$-	$122

	$123	$84	$(85)	$-	$122

For the year ended December 31, 2000:
Allowance for doubtful receivables
Gaming	2,606	$1,139	$(853)	$(2,892)	$-
Other (c)	102	111	(56)	(34)	123

	$2,708	$1,250	$(909)	$(2,926)	$123

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

During the year ended December 31, 2000 and up to the date of their engagement, the Company did not consult D&T with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

There were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure during 2002.

PART III

The following Items of this Part III have been omitted pursuant to General Instruction I of Form 10-K: ITEM 10. Directors’ and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions.

ITEM 14. CONTROLS AND PROCEDURES

As of December 31, 2002, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. As part of this evaluation, we considered the nature of the adjustments made to the consolidated financial statements as a result of the restatement. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information regarding the Company, including its subsidiaries, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is made known to them in a timely manner. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

  Exhibit
  Numbers                           Description                              Incorporation by Reference to
---------------- -------------------------------------------------------- -------------------------------------------
    3(a)(1)      Restated  Certificate of Incorporation,  as amended, of  Exhibit 3.3 to  Registration  Statement on
                 Kerzner International North America, Inc.                Form F-4,  filed on March 20,  1997,  File
                                                                          No. 333-23665-01

    3(a)(2)      Certificate  of  Amendment of Restated  Certificate  of  Exhibit  3(a)(2)  to Form  10-K405  Annual
                 Incorporation of Kerzner  International  North America,  Report of KINA for the  fiscal  year ended
                 Inc.                                                     December  31,  1996,  filed on  March  20,
                                                                          1997, File No. 001-04748

    3(a)(3)      Certificate  of  Amendment of Restated  Certificate  of  Exhibit 3.7 to  Registration  Statement on
                 Incorporation of Kerzner  International  North America,  Form F-4/A dated August 12, 2002,  in File
                 Inc.                                                     No. 333-96705-36

     3(b)        Amended and Restated  By-Laws of Kerzner  International  Exhibit   3(b)  to  Form  10-Q   Quarterly
                 North America, Inc.                                      Report of KINA for the quarter  ended June
                                                                          30,  1996,  filed on August 7, 1996,  File
                                                                          No. 001-04748

     4(a)        Rights of holders of KINA's common stock                 See Exhibits 3(a)(1), 3(a)(2) and 3(b)

     4(b)        Form of Inter-Borrower  Agreement dated as of March 10,  Exhibit  4(e)(4)  to Form  10-K405  Annual
                 1997, between Kerzner International and KINA             Report of KINA for the  fiscal  year ended
                                                                          December  31,  1996,  filed on  March  20,
                                                                          1997, File No. 001-04748

    4(c)(1)      Indenture dated as of August 14, 2001,  between Kerzner  Exhibit  4(a) to Form 8-K of  KINA,  filed
                 International  and KINA,  as  issuers,  the  Guarantors  on August 24, 2001, File No. 001-04226
                 party thereto, and The Bank of New York, as trustee

    4(c)(2)      Supplemental  Indenture  dated as of September 19, 2001  Exhibit  99(a) to Form 8-K of KINA,  filed
                 to Indenture dated as of August 14, 2001                 on September 20, 2001, File No. 001-04226

    4(c)(3)      Second Supplemental  Indenture dated as of May 20, 2002  Exhibit 4.3 to  Registration  Statement on
                 to Indenture dated as of August 14, 2001                 Form  F-4,  filed on July 18,  2002,  File
                                                                          No. 333-96705-36

    4(c)(4)      Third  Supplemental  Indenture dated as of November 18,  Exhibit  99.2 to Form 8-K of  KINA,  filed
                 2002 to Indenture dated as of August 14, 2001            on November 22, 2001, File No. 001-04226

    4(c)(5)      Form of 8-7/8% Senior Subordinated Note due 2011         Exhibit  4(a) to Form 8-K of  KINA,  filed
                                                                          on August 24, 2001, File No. 001-04226

   4(c)(6)      Form  of  Guarantee   with  respect  to  8-7/8%  Senior  Exhibit  4(a) to Form 8-K of  KINA,  filed
                 Subordinated Note due 2011                               on August 24, 2001, File No. 001-04226

    4(c)(7)      Registration  Rights  Agreement  dated as of August 14,  Exhibit  4(b) to Form 8-K of  KINA,  filed
                 2001,   among  Kerzner   International   and  KINA,  as  on August 24, 2001, File No. 001-04226
                 issuers,  the Guarantors  party  thereto,  and Deutsche
                 Banc Alex.  Brown Inc.,  Bear Stearns & Co. Inc.,  CIBC
                 World Markets Corp.,  Banc of America  Securities  LLC,
                 Wells Fargo Brokerage Services,  LLC, Fleet Securities,
                 Inc.,  and The Royal Bank of  Scotland  PLC, as initial
                 purchasers

    4(c)(8)      Registration  Rights  Agreement  dated  as of  May  20,  Exhibit  2.3(f) to Form 20-F Annual Report
                 2002,   among  Kerzner   International   and  KINA,  as  of  Kerzner  International  for  the  year
                 issuers,   the  Guarantors  party  thereto,   and  Bear  ended December 31, 2001,  filed on May 30,
                 Stearns & Co.  Inc.,  Deutsche  Bank  Securities  Inc.,  2002, File No. 001-04226
                 CIBC World Markets  Corp.,  Banc of America  Securities
                 LLC, Wells Fargo Brokerage  Services,  LLC, J.P. Morgan
                 Securities Inc., as initial purchasers

     10(a)       Termination  Agreement  dated as of February  29, 2000,  Exhibit   2  to   Form   6-K  of   Kerzner
                 among  Sheraton  Desert  Inn   Corporation,   Starwood,  International,  filed on March  27,  2000,
                 Sheraton Gaming Corporation,  Kerzner International and  in File No. 001-04226
                 Kerzner International Nevada, Inc.

   10(b)(1)      Amended and Restated  Partnership  Agreement of Trading  Exhibit 10.7 to Registration  Statement on
                 Cove Associates  dated as of August 29, 1995, among Sun  Form F-3 of Kerzner  International,  filed
                 Cove,   RJH   Development    Corp.,    Leisure   Resort  on December 15, 1995, File No. 333-80477
                 Technology,   Inc.,   Slavik  Suites,   Inc.,  and  LMW
                 Investments, Inc.

   10(b)(2)      Relinquishment   Agreement   dated  February  7,  1998,  Exhibit  2.2 to  Form  20-F/A  of  Kerzner
                 between  the  Mohegan   Tribal  Gaming   Authority  and  International  for the year ended December
                 Trading Cove Associates                                  31,  1997,  filed on  September  3,  1998,
                                                                          File No. 001-04226

     10(c)       KINA Retirement Savings Plan, dated January 1, 2000      Exhibit  10(c) to Form 10-K Annual  Report
                                                                          of KINA for the year  ended  December  31,
                                                                          2000,  filed on April 17,  2001,  File No.
                                                                          001-04748

     10(d)       Purchase  Agreement  among KINA,  as Parent,  GGRI,  as  Exhibit 10 to Form 10-Q  Quarterly  Report
                 Seller and Colony as Buyer dated as of October 30, 2000  of KINA for the  quarter  ended  September
                                                                          30,  2000,  filed on  November  14,  2000,
                                                                          File No. 001-04748

     10(e)       Promissory  Note  between  Colony  and KINA dated as of  Exhibit   2  to   Form   6-K  of   Kerzner
                 April 25, 2001                                           International,  filed on May 8, 2001, File
                                                                          No. 001-04226

   10(f)(1)      Fourth Amended and Restated  Revolving  Credit Facility  Exhibit 10 to Form 10-Q  Quarterly  Report
                 dated  as  of   November   13,   2001   among   Kerzner  of KINA for the  quarter  ended  September
                 International,  KINA and Kerzner  International Bahamas  30,  2001,  filed on  November  14,  2001,
                 Limited,  various  financial  institutions  as Lenders,  File No. 001-04748
                 and   Canadian   Imperial   Bank   of   Commerce,    as
                 administrative agent

   10(f)(2)      Letter  Amendment  to the Fourth  Amended and  Restated  Filed herewith as Exhibit 10(f)(2)
                 Revolving  Credit  Agreement  dated as of December  14,
                 2001

   10(f)(3)      First  Amendment  to the Fourth  Amended  and  Restated  Exhibit 4.21 to Registration  Statement on
                 Revolving Credit Agreement dated as of May 8, 2002       Form  F-4,  filed on July 18,  2002,  File
                                                                          No. 333-96705-36

   10(f)(4)      Letter  Amendment  to the Fourth  Amended and  Restated  Exhibit   99.1  to  Form  6-K  of  Kerzner
                 Revolving Credit Agreement dated as of August 30, 2002   International,  filed on December 6, 2002,
                                                                          File No. 001-04226

   10(f)(5)      Second  Amendment  to the Fourth  Amended and  Restated  Exhibit   99.2  to  Form  6-K  of  Kerzner
                 Revolving  Credit  Agreement  dated as of November  20,  International,  filed on December 6, 2002,
                 2002                                                     File No. 001-04226

     31(1)       Certification  Pursuant to 18 U.S.C.  Section  1350, as  Filed herewith as Exhibit 31(1)
                 adopted  pursuant to Section 302 of the  Sarbanes-Oxley
                 Act of 2002

     31(2)       Certification  Pursuant to 18 U.S.C.  Section  1350, as  Filed herewith as Exhibit 31(2)
                 adopted  pursuant to Section 302 of the  Sarbanes-Oxley
                 Act of 2002

      32         Certification  Pursuant to 18 U.S.C.  Section  1350, as  Filed herewith as Exhibit 32 adopted  pursuant to Section 906 of the  Sarbanes-Oxley
                 Act of 2002

     99(1)       Trading Cove Associates  Financial  Statements December  Filed herewith as Exhibit 99(1)
                 31, 2002, 2001 and 2000

Registrant agrees to file with the SEC, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

(b)      Reports on Form 8-K

         A Current Report on Form 8-K was filed with the SEC on November 22, 2002.  This report reported on Item 5 an amendment to KINA's indentures and on Item 7 attached the relevant supplemental indentures as exhibits to the filing.

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

                                        KERZNER INTERNATIONAL NORTH AMERICA, INC. (Registrant)

Date: November 14, 2003                 By     /s/ John R. Allison
                                               --------------------------------------------------------------------------
                                               John R. Allison
                                               Chief Executive Officer

Date: November 14, 2003                  By     /s/ Anne Robertson
                                               --------------------------------------------------------------------------
                                               Anne Robertson
                                               Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2003                 By     /s/ John R. Allison
                                               --------------------------------------------------------------------------
                                               John R. Allison
                                               Director

Date: November 14, 2003                 By     /s/ Charles D. Adamo
                                               --------------------------------------------------------------------------
                                               Charles D. Adamo
                                               Director