Form 10-Q/A
period 2003-03-31
KERZNER INTERNATIONAL NORTH AMERICA INC
filed 2003-11-14
CIK 83394

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
(954) 809-2000
(Registrant's telephone number,
Including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]
Number of shares outstanding of registrant’s common stock as of November 13, 2003: 100, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

PREFATORY NOTE

This form 10-Q/A is being filed for the purpose of amending and restating Items 1 and 2 of Part I to reflect the restatement of our consolidated financial statements for the quarters ended March 31, 2003 and 2002 and the year ended December 31, 2002. This restatement resulted primarily from the restatement of historically reported financial results by Trading Cove Associates, a partnership in which we own a 50% interest. All information in this Form 10-Q/A is as of March 31, 2003 and does not reflect, unless otherwise noted, any subsequent information or events other than those changes related to the restatement. See the Notes to Consolidated Financial Statements, Note B — Restatement, for further discussion of the restatement.

KERZNER INTERNATIONAL NORTH AMERICA, INC.
FORM 10-Q/A
INDEX

PART I. – FINANCIAL INFORMATION
Item 1.      Financial Statements

KERZNER INTERNATIONAL NORTH AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, except share data)
(Unaudited)

                                                           March 31,           December 31,
                                                               2003                 2002
                                                          ---------------      ----------------
                                                               (As restated, see Note B)
ASSETS
Current assets:
    Cash and cash equivalents                              $       5,695        $        5,018
    Restricted cash                                                  938                    95
    Receivables, net                                               1,252                 1,229
    Inventories                                                       57                    45
    Prepaid expenses                                               3,100                 2,651
    Due from affiliates                                            6,679                 6,449
                                                          ---------------      ----------------
        Total current assets                                      17,721                15,487
Property and equipment, net                                       63,277                63,150
Due from affiliate, non-current                                  257,482               256,508
Deferred tax asset, net                                            6,070                 6,119
Deferred charges and other assets, net                            11,524                11,898
Investments in associated companies                                5,927                10,639
                                                          ---------------      ----------------
        Total assets                                       $     362,001        $      363,801
                                                          ===============      ================

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
    Current maturities of long-term debt                   $         142        $          135
    Accounts payable and accrued liabilities                      29,346                36,812
                                                          ---------------      ----------------
        Total current liabilities                                 29,488                36,947
Other long-term liabilities                                        3,644                 2,696
Long-term debt, net of current maturities                        405,853               406,026
                                                          ---------------      ----------------
        Total liabilities                                        438,985               445,669
                                                          ---------------      ----------------
Commitments and contingencies (Notes C and I)
Shareholder's deficit:
    Common stock - 100 shares
      outstanding, $.01 par value                                      -                     -
    Capital in excess of par                                     192,635               192,635
    Accumulated deficit                                         (269,619)             (274,503)
                                                          ---------------      ----------------
        Total shareholder's deficit                              (76,984)              (81,868)
                                                          ---------------      ----------------
            Total liabilities and shareholder's deficit    $     362,001        $      363,801
                                                          ===============      ================

See Notes to Condensed Consolidated Financial Statements.

KERZNER INTERNATIONAL NORTH AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars)
(Unaudited)

                                                                   Quarter Ended
                                                                     March 31,
                                                          --------------------------------
                                                               2003              2002
                                                          ---------------  ---------------
                                                              (As restated, see Note B)
Revenues:
    Relinquishment and development fees                   $        8,075    $       6,492
    Management and other fees                                      5,370            5,745
    Tour operations                                                8,216            6,984
                                                          ---------------  ---------------
                                                                  21,661           19,221
                                                          ---------------  ---------------
Expenses:
    Tour operations                                                6,658            5,518
    Selling, general and administrative                            4,073            3,687
    Depreciation and amortization                                  1,009              798
                                                          ---------------  ---------------
                                                                  11,740           10,003
                                                          ---------------  ---------------

Operating income                                                   9,921            9,218

Other income (expense):
    Interest income                                                   49              546
    Interest income from affiliates                                4,569            6,784
    Interest expense                                              (9,013)         (11,561)
    Equity in losses of associated company                          (225)            (238)
    Other                                                              -             (136)
                                                          ---------------  ---------------
Income before income taxes                                         5,301            4,613

Provision for income taxes                                          (417)            (292)
                                                          ---------------  ---------------

Net income                                                $        4,884    $       4,321
                                                          ===============  ===============

See Notes to Condensed Consolidated Financial Statements.

KERZNER INTERNATIONAL NORTH AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

                                                                         Quarter Ended
                                                                           March 31,
                                                                --------------------------------
                                                                     2003              2002
                                                                --------------    --------------
                                                                   (As restated, see Note B)

Cash flows from operating activities:
    Reconciliation of net income to net cash
      provided by (used in) operating activities:
        Net income                                              $       4,884     $       4,321
        Depreciation and amortization                                   1,009               798
        Amortization of debt issuance costs                               131               451
        Provision for doubtful receivables                                 21                21
        Deferred income tax benefit                                    (1,818)           (1,702)
        Restricted cash related to deferred compensation plan            (843)                -
        Net change in working capital accounts:
            Receivables                                                   (44)             (799)
            Inventories and prepaid expenses                             (461)             (987)
            Due from affiliates                                          (230)              (85)
            Accounts payable and accrued liabilities                   (5,601)             (748)
        Net change in deferred charges and other assets                    29                15
        Equity in losses of associated company                            225               238
        Investment in Trading Cove Associates                           4,689             3,966
        Net change in long-term liabilities                               948                 -
        Loss on sale of investments                                         -               136
                                                                --------------    --------------
            Net cash provided by operating activities                   2,939             5,625
                                                                --------------    --------------

Cash flows from investing activities:
    Payments for property and equipment                                (1,036)             (245)
    Advances to associated companies, net                                (202)                -
    Proceeds received for repayment of notes receivable                     -            18,018
    Purchase of short-term investments                                      -            (4,884)
                                                                --------------    --------------
            Net cash (used in) provided by investing activities        (1,238)           12,889
                                                                --------------    --------------

Cash flows from financing activities:
    Repayment of debt                                                     (51)              (17)
    Advances to affiliates                                               (973)           (4,157)
    Debt issuance and modification costs                                    -              (101)
                                                                --------------    --------------
            Net cash used in financing activities                      (1,024)           (4,275)
                                                                --------------    --------------

Net increase in cash and cash equivalents                                 677            14,239
Cash and cash equivalents at beginning of period                        5,018             3,603
                                                                --------------    --------------
Cash and cash equivalents at end of period                      $       5,695     $      17,842
                                                                ==============    ==============

See Notes to Condensed Consolidated Financial Statements.

KERZNER INTERNATIONAL NORTH AMERICA,INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A. General

The accompanying condensed consolidated interim financial statements, which are unaudited, include the operations of Kerzner International North America, Inc. and its subsidiaries (“KINA”). The term “Company”, “we”, “our” and “us” as used herein refers to KINA. KINA is a wholly owned subsidiary of Kerzner International Limited (“KZL”), which, through its subsidiaries, develops and operates premier resort and casino properties throughout the world. In the United States, KZL owns and operates its properties and investments through KINA and its subsidiaries.

Our management believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2002 Form 10-K/A. The results of operations for the three-month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 2002 and should be read in conjunction with the financial statements and notes to consolidated financial statements contained in the Company’s 2002 Form 10-K/A. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 3 to the financial statements included in the Company’s 2002 Form 10-K/A.

B. Restatement

Subsequent to the issuance of the December 31, 2002 consolidated financial statements, the Company determined it necessary to restate its condensed consolidated financial statements as of March 31, 2003 and for the quarters ended March 31, 2003 and 2002.

On May 21, 2003, KZL announced that Trading Cove Associates (“TCA”), a Connecticut general partnership in which the Company is a 50% partner, restated its historically reported financial results. The primary effect of the restatement of TCA’s financial statements is to recognize as an expense certain contractual liabilities owed to its partners and their affiliates for prior services performed under contract when their payment became probable pursuant to Statement of Financial Accounting Standard No. 5, as opposed to when such expenses were paid or payable. Additionally, TCA changed the manner in which it recognized losses in connection with the development of Phase II of the Mohegan Sun. Although the accounting for the development fee remained in accordance with Statement of Position 81-1, the timing of recognition changed such that losses were recognized at the time they were known, as compared to the time in which costs which created the losses became payable.

The Company accounts for its investment in TCA under the equity method of accounting. Based on the restatement by TCA, the Company determined it necessary to restate its historical consolidated financial statements.

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

In connection with the TCA restatement, TCA recognized an additional loss under its agreement with the Mohegan Tribal Gaming Authority, which caused the Company to re-evaluate its own revenue recognition related to this fee under a related development agreement between an affiliate of the Company and TCA (the “TCA Development Agreement”), an agreement which was assigned to the Company by its affiliate. As part of the restatement, the Company has determined that its accounting under the percentage of completion method for development fee revenue received under the TCA Development Agreement would be more properly reflected if it utilized the costs incurred by TCA as the basis to determine the percent complete and the amount earned at the end of each period. The Company believes that this basis of measurement provides the most accurate reflection of the level of service performed. As of March 31, 2003, the Company earned substantially its entire development fee under the TCA Development Agreement.

The effect of the TCA related adjustments, which include the adjustments resulting from TCA’s restated results and the Company’s proportionate share thereof, the reversal of certain amortization deductions related to the Company’s initial investment in TCA, and the Company’s correction in the manner of recognizing development fee revenue, for the quarter ended March 31, 2002, was to increase our net income by $0.4 million. There was no impact on the consolidated results of operations for the quarter ended March 31, 2003.

The Company has also made certain other adjustments and reclassifications to its historically reported consolidated financial statements. These adjustments include reclassifying the Company’s investment in Trading Cove New York, LLC from deferred charges to investment in associated company in the accompanying condensed consolidated balance sheets and reclassifying the related equity loss from selling, general and administrative expenses to equity in losses of associated company in the accompanying condensed consolidated statements of operations; adjusting accounts payable and accrued expenses to correct for certain over and under accrued expenses and reclassifying certain current receivables to other long-term assets and reclassifying deferred tax asset and certain due from affiliates from current to non-current. The effect of these other adjustments for the quarter ended March 31, 2002 was to decrease net income by approximately $0.3 million. There was no impact on the consolidated results of operations for the quarter ended March 31, 2003.

The components of the adjustments related to the restatement, as they relate to net income, for the quarters ended March 31, 2003 and 2002 are as follows:

                                                    Quarter Ended March 31,
                                              -----------------------------------
                                                   2003                 2002
                                              --------------       --------------

         Net income , as reported             $       4,884        $       4,264
           Relinquishment fee adjustment                  -                  (61)
           Development fee adjustment                     -                  300
           Amortization                                   -                  120
           Other adjustments                              -                 (302)
                                              --------------       --------------
         Net income, as restated              $       4,884        $       4,321
                                              ==============       ==============

On December 15, 1997, KZL and the Company, as co-issuers, issued $100.0 million principal amount of 8-5/8% Senior Subordinated Notes due 2007. All of the proceeds received from the issuance of these notes were advanced to entities outside of the KINA consolidated group and were used for general corporate and working capital purposes, as well as to help fund capital expenditure projects for these entities. As a result, any interest expense we incur on the 8-5/8% Senior Subordinated Notes, including amortization of debt issuance costs, would be offset by affiliated interest income from KZL, resulting in no impact to net income or loss in any of the periods presented. These notes were previously not reflected within the Company’s consolidated financial statements, but instead were recorded in the consolidated financial statements of an affiliate of the Company, within KZL’s consolidated group.

The condensed consolidated financial statements for the quarter ended March 31, 2002 have been restated to incorporate these adjustments. The following tables are comparisons of the Company’s condensed consolidated balance sheet as of March 31, 2003 and condensed consolidated statement of operations for the quarters ended March 31, 2003 and 2002 as previously reported and as restated. There was no restatement necessary for the condensed consolidated results of operations for the quarter ended March 31, 2003.

Condensed Consolidated Balance Sheet as of March 31, 2003

                                                          As Previously
                                                             Reported          As Restated
                                                         -----------------   -----------------
                                                               (in thousands of dollars)
                                                                      (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                             $         5,695     $         5,695
    Restricted cash                                                   938                 938
    Receivables, net                                                1,815               1,252
    Inventories                                                        57                  57
    Prepaid expenses                                                3,100               3,100
    Due from affiliates                                            58,955               6,679
                                                         -----------------   -----------------
        Total current assets                                       70,560              17,721
Property and equipment, net                                        63,277              63,277
Due from affiliate, non-current                                   200,000             257,482
Deferred tax asset, net                                             6,070               6,070
Deferred charges and other assets, net                             10,961              11,524
Investments in associated companies                                 1,669               5,927
                                                         -----------------   -----------------
        Total assets                                      $       352,537             362,001
                                                         =================   =================

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
    Current maturities of long-term debt                  $           142                 142
    Accounts payable and accrued liabilities                       25,630              29,346
                                                         -----------------   -----------------
        Total current liabilities                                  25,772              29,488
Other long-term liabilities                                         3,644               3,644
Long-term debt, net of current maturities                         405,853             405,853
                                                         -----------------   -----------------
        Total liabilities                                         435,269             438,985

Commitments and contingencies (Notes C and I)

Shareholder's deficit:
    Common stock - 100 shares
      outstanding, $.01 par value                                       -                   -
    Capital in excess of par                                      192,635             192,635
    Accumulated deficit                                          (275,367)           (269,619)
                                                         -----------------   -----------------
        Total shareholder's deficit                               (82,732)            (76,984)
                                                         -----------------   -----------------
            Total liabilities and shareholder's deficit   $       352,537             362,001
                                                         =================   =================

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2003

                                                As Previously
                                                  Reported           As Restated
                                              --------------------------------------
                                                     (in thousands of dollars)
                                                            (unaudited)

Revenues:
    Relinquishment and development fees        $              -    $          8,075
    Management and other fees                            13,445               5,370
    Tour operations                                       8,216               8,216
                                              ------------------   -----------------
                                                         21,661              21,661
                                              ------------------   -----------------
Expenses:
    Tour operations                                       6,658               6,658
    Selling, general and administrative                   4,073               4,073
    Depreciation and amortization                         1,009               1,009
                                              ------------------   -----------------
                                                         11,740              11,740
                                              ------------------   -----------------

Operating income                                          9,921               9,921

Other income (expense):
    Interest income                                          49                  49
    Interest income from affiliates                       4,569               4,569
    Interest expense                                     (9,013)             (9,013)
    Equity in losses of associated companies               (225)               (225)
                                              ------------------   -----------------
Income before income taxes                                5,301               5,301

Provision for income taxes                                 (417)               (417)
                                              ------------------   -----------------

Net income                                     $          4,884    $          4,884
                                              ==================   =================

Consolidated Statement of Operations for the Three Months Ended March 31, 2002

                                               As Previously
                                                 Reported           As Restated
                                             --------------------------------------
                                                    (in thousands of dollars)
                                                           (unaudited)

Revenues:
    Relinquishment and development fees       $              -    $          6,492
    Management and other fees                           11,998               5,745
    Tour operations                                      6,984               6,984
                                             ------------------   -----------------
                                                        18,982              19,221
                                             ------------------   -----------------
Expenses:
    Tour operations                                      5,518               5,518
    Selling, general and administrative                  3,638               3,687
    Depreciation and amortization                          918                 798
                                             ------------------   -----------------
                                                        10,074              10,003
                                             ------------------   -----------------

Operating income                                         8,908               9,218

Other income (expense):
    Interest income                                        546                 546
    Interest income from affiliates                      4,540               6,784
    Interest expense                                    (9,302)            (11,561)
    Equity in losses of associated companies                 -                (238)
    Other                                                 (136)               (136)
                                             ------------------   -----------------
Income before income taxes                               4,556               4,613

Provision for income taxes                                (292)               (292)
                                             ------------------   -----------------

Net income                                    $          4,264    $          4,321
                                             ==================   =================

C. Palmilla Resort

KZL closed Palmilla Resort, its 50% owned luxury resort in Los Cabos, Mexico, at the end of the quarter in order to commence the previously announced $80.0 million expansion project that will increase the room count from 115 rooms to 172 rooms and will significantly upgrade the amenities and public areas offered by the resort. The expansion is expected to be completed by early 2004 and will be financed through local project financing.

In connection with the Palmilla Resort operating agreement, we agreed that in the event that Palmilla Resort obtains third-party debt financing for its planned redevelopment, we, along with KZL, would guarantee up to a total of $38.0 million of such financing. In March 2003 we entered into a guaranty agreement with respect to certain interim financing for the redevelopment, whereby we have guaranteed $20.0 million of such financing. We have agreed to provide these guarantees for a period ending no later than the later of (i) the date of repayment at maturity of the underlying obligations or (ii) three years from the date of the guarantee. The purpose of these guarantees is to assist Palmilla Resort in obtaining financing for its planned redevelopment on commercially reasonable terms. The interim facility matured in August 2003. As of March 31, 2003, we have recorded the fair value of the $20.0 million guarantee of $0.1 million in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet. The corresponding entry is reflected as a receivable due from KZL and is included within due from affiliates, current on the accompanying condensed consolidated balance sheet.

D. Sale of Resorts Atlantic City

We previously owned and operated Resorts Atlantic City, a 644-room casino and hotel property. On April 25, 2001, we completed the sale of Resorts Atlantic City (the “Resorts Atlantic City Sale”) to an affiliate of Colony Capital LLC (“Colony”). Pursuant to the terms of the Resorts Atlantic City Sale, we granted Colony a two-year option (the “Atlantic City Option”) to acquire certain undeveloped real estate which we own, adjacent to Resorts Atlantic City, for a purchase price of $40 million, which option can be extended by Colony for two additional one-year periods upon notice to us prior to the expiration of the then-current option period and payment to us of a $2.5 million extension payment for each renewal period. In July 2003 and through various extensions thereafter, we and Colony agreed to extend the initial option period through September 12, 2003 in exchange for the option extension payment of $1,250,000, which was paid on July 9, 2003. Our agreement with Colony also provides for an additional payment of $1,250,000 in the event we are not able to reach an agreement to sell the undeveloped real estate. The additional $1,250,000 has not yet been received as we and Colony are currently in negotiations to reach an agreement to sell the undeveloped real estate. Effective April 25, 2001, Colony leases from us certain of the property included in the Atlantic City Option for $100,000 per month. If Colony does not exercise the Atlantic City Option, upon its expiration, the land lease will continue on a month-to-month basis. At that time the lease can be terminated by either Colony or us with thirty days notice, subject to certain conditions.

E. Cash and Cash Equivalents

Cash equivalents at March 31, 2003 consisted primarily of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which we had not taken delivery of the underlying securities. These agreements matured during the first week of April 2003.

F. Restricted Cash

Restricted cash at March 31, 2003 consisted primarily of cash withheld by the Company from participants’ compensation in connection with the Company’s Deferred Compensation Plan This amount will be used to purchase investments related to this plan. The Company’s policy is to account for such withholdings as restricted cash until the amounts can be remitted to the trustee of the plan. The purpose of the Deferred Compensation Plan is to permit a select group of management of Kerzner International and KINA to defer the receipt of income which otherwise become payable to them. It is intended that this plan, by providing this deferral opportunity, will assist the Company in retaining and attracting individuals of exceptional ability by providing them with these benefits.

G. Statements of Cash Flows

Supplemental disclosure of cash flow:

                                                Quarter Ended
                                                  March 31,
                                          ------------------------
         (In thousands of U.S. Dollars)      2003         2002
         ------------------------------   -----------  -----------
         Interest paid                       $17,757      $17,927
         Income taxes paid                   $ 1,404        $ 747

H. Comprehensive Income

Comprehensive income is equal to net income for all periods presented.

I. Commitments and Contingencies

Litigation

In the ordinary course of business, we are defendants in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

J. Provision for Income Taxes

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

Item 2. Management’s Discussion and Analysis of Financial Conditionand Results of Operations

The following discussion gives effect to the restatement discussed in Note B.

RESULTS OF OPERATIONS — Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Relinquishment and Development Fees

Relinquishment and development fees for the three months ended March 31, 2003 increased by $1.6 million as compared to the previous year. We have a 50% equity interest in Trading Cove Associates (“TCA”), a Connecticut general partnership which we account for in accordance with the equity method of accounting. TCA receives income pursuant to a relinquishment agreement and a development agreement related to the Mohegan Sun Casino in Uncasville, Connecticut. Earnings from our investment in TCA are included in “Relinquishment and development fees” in the accompanying consolidated statements of operations. We recorded earnings from TCA of $8.1 million during the first three months of 2003, as compared to earnings of $6.5 million, earned during the first three months of 2002. This increase resulted primarily from additional relinquishment income being earned by us during 2003, as the Mohegan Sun Casino expansion project was fully completed and operational in the first quarter of 2003 as compared to the same period last year.

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

Equity in losses of associated company

During each of the three months ended March 31, 2003 and 2002, we recorded equity in losses of an associated company of $0.2 million, representing our proportionate share of loss in our 50% investment in Trading Cove New York, LLC.

Accounts payable and accrued liabilities

As of March 31, 2003 accounts payable and accrued liabilities decreased by $7.5 million as compared to December 31, 2002. This resulted primarily from a decrease of $8.9 million in accrued interest due to the timing of the interest payments on the $400.0 million 8-7/8% Senior Subordinated Notes. This decrease was offset by increases in various other accruals.

Liquidity, Capital Resources and Capital Spending

Our working capital at March 31, 2003 amounted to a deficit of $11.8 million, including cash and cash equivalents of $5.7 million. This deficit is due to the fact that certain receivables that are due from affiliated companies to satisfy current liabilities are classified as due from affiliates-non-current in the accompanying condensed consolidated balance sheets as the affiliated companies are not contractually obligated to pay the amounts owed to the Company within one year. However, the affiliated companies generally pay the amounts owed to the Company on a timely basis in order to satisfy the Company’s current liability obligations.

During the next twelve months, we expect the primary source of funds from operations to be income received from TCA pursuant to the relinquishment agreement. In addition, we will continue to earn management fees for services provided to certain of our unconsolidated affiliates. We do not have any immediate plans for significant capital expenditures during the next twelve months.

We believe that available cash on hand at March 31, 2003, combined with funds generated from operations and, if required, funds available under a revolving credit facility under which we are co-borrowers with KZL (the “Amended Revolving Credit Facility”) will be sufficient to finance our cash needs for at least the next twelve months.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. As part of this evaluation, we considered the nature of the adjustments made to the consolidated financial statements as a result of the restatement. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information regarding the Company, including its subsidiaries, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is made known to them in a timely manner. During the period covered by this report there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

The following Part I exhibits are filed herewith:

Exhibit Number	Exhibit

31(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

There were no Current Reports on Form 8-K filed by KINA during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERZNER INTERNATIONAL NORTH AMERICA, INC.
(Registrant)

Date: November 14, 2003	By	/s/ Anne Robertson
Anne Robertson
Senior Vice President
Chief Financial Officer
(Authorized Officer of Registrant
and Chief Financial Officer)