Form 10-Q
period 2003-06-30
KERZNER INTERNATIONAL NORTH AMERICA INC
filed 2003-11-14
CIK 83394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
(954) 809-2000
(Registrant's telephone number,
Including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]
Number of shares outstanding of registrant’s common stock as of August 22, 2003: 100, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

KERZNER INTERNATIONAL NORTH AMERICA, INC.
FORM 10-Q
INDEX

PART I. – FINANCIAL INFORMATION
Item 1.      Financial Statements

KERZNER INTERNATIONAL NORTH AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, except share data)
(Unaudited)

                                                               June 30,             December 31,
                                                                 2003                   2002
                                                           ----------------      ------------------
ASSETS
Current assets:
    Cash and cash equivalents                               $        4,831        $          5,018
    Restricted cash                                                    118                      95
    Receivables, net                                                 1,301                   1,229
    Inventories                                                         82                      45
    Prepaid expenses                                                 2,990                   2,651
    Due from affiliates                                              8,799                   6,449
                                                           ----------------      ------------------
        Total current assets                                        18,121                  15,487
Property and equipment, net                                         65,226                  63,150
Due from affiliate - non-current                                   262,078                 256,508
Deferred tax asset, net                                              8,336                   6,119
Deferred charges and other assets, net                              11,917                  11,898
Investments in associated companies                                 10,846                  10,639
                                                           ----------------      ------------------
        Total assets                                        $      376,524        $        363,801
                                                           ================      ==================

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
    Current maturities of long-term debt                   $           144        $            135
    Accounts payable and accrued liabilities                        38,563                  36,812
                                                           ----------------      ------------------
        Total current liabilities                                   38,707                  36,947
Other long-term liabilities                                          3,848                   2,696
Long-term debt, net of current maturities                          405,697                 406,026
                                                           ----------------      ------------------
        Total liabilities                                          448,252                 445,669
                                                           ----------------      ------------------
Commitments and contingencies (Notes D and I)
Shareholder's deficit:
    Common stock - 100 shares
      outstanding, $.01 par value                                        -                       -
    Capital in excess of par                                       192,635                 192,635
    Accumulated deficit                                           (264,363)               (274,503)
                                                           ----------------      ------------------
        Total shareholder's deficit                                (71,728)                (81,868)
                                                           ----------------      ------------------
            Total liabilities and shareholder's deficit    $       376,524        $        363,801
                                                           ================      ==================

The accompanying notes are an integral part of these condensed consolidated financial statements

KERZNER INTERNATIONAL NORTH AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars)
(Unaudited)

                                                        Three Months Ended                    Six Months Ended
                                                             June 30,                             June 30,
                                                -----------------------------------   ----------------------------------
                                                      2003               2002               2003             2002
                                                ---------------   -----------------   ---------------  -----------------
                                                                    (As restated,                        (As restated,
                                                                     see Note B)                          see Note B)
    Revenues:
        Relinquishment and development fees      $       8,845     $         7,319    $       16,920   $         13,811
        Management and other fees                        5,383               4,003            10,753              9,748
        Tour operations                                  8,239               7,668            16,455             14,652
                                                ---------------   -----------------   ---------------  -----------------
                                                        22,467              18,990            44,128             38,211
                                                ---------------   -----------------   ---------------  -----------------
    Expenses:
        Tour operations                                  6,407               6,504            13,065             12,022
        Selling, general and administrative              5,128               5,849             9,201              9,536
        Depreciation and amortization                    1,223                 788             2,233              1,586
                                                ---------------   -----------------   ---------------  -----------------
                                                        12,758              13,141            24,499             23,144
                                                ---------------   -----------------   ---------------  -----------------

    Operating income                                     9,709               5,849            19,629             15,067

    Other income (expense):
        Interest income                                     78                 113               128                660
        Interest income from affiliates                  4,569               6,723             9,138             13,507
        Interest expense                                (9,010)            (11,422)          (18,023)           (22,984)
        Equity in losses of associated company            (194)               (361)             (419)              (599)
        Loss on early extinguishment of debt                 -             (14,146)                -            (14,146)
        Other                                                -                 (24)                -               (160)
                                                ---------------   -----------------   ---------------  -----------------
    Income (loss) before income taxes                    5,152             (13,268)           10,453             (8,655)

    Income tax benefit (provision)                         104                (497)             (313)              (789)
                                                ---------------   -----------------   ---------------  -----------------

    Net income (loss)                            $       5,256     $       (13,765)   $       10,140   $         (9,444)
                                                ===============   =================   ===============  =================

    The accompanying notes are an integral part of these condensed consolidated financial statements

KERZNER INTERNATIONAL NORTH AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                          --------------------------------------
                                                                                 2003                 2002
                                                                          -----------------    -----------------
                                                                                                  (As restated,
                                                                                                    see Note B)
Cash flows from operating activities:
    Reconciliation of net loss to net cash provided by
      (used in) operating activities:
        Net income (loss)                                                 $         10,140     $         (9,444)
        Loss on early extinguishment of debt                                             -               14,146
        Depreciation and amortization                                                2,233                1,586
        Amortization of debt issuance costs, premium and discount                      258                  818
        Provision for doubtful receivables                                              42                   42
        Deferred income tax benefit                                                 (5,339)              (4,532)
        Net change in restricted cash                                                  (23)                   -
        Net change in working capital accounts:
            Receivables                                                               (114)                (213)
            Inventories and prepaid expenses                                          (376)              (5,402)
            Due from affiliates                                                       (675)                (624)
            Accounts payable and accrued liabilities                                 4,873               11,462
        Net change in deferred charges and other assets                               (510)                 859
        Net change in other long-term liabilities                                    1,152                    -
        Loss on sale of  investments                                                     -                  158
        Equity in losses of associated company                                         419                  599
        Investment in Trading Cove Associates                                          (73)                (144)
                                                                          -----------------    -----------------
            Net cash provided by operating activities                               12,007                9,311
                                                                          -----------------    -----------------

Cash flows from investing activities:
    Payments for property and equipment                                             (4,309)                (476)
    Advances to associated companies, net                                             (553)                   -
    Repayment of note receivable                                                         -               18,018
    Proceeds received from sale of investments                                           -                4,726
    Purchase of investments                                                              -               (4,884)
                                                                          -----------------    -----------------
        Net cash (used in) provided by investing activities                         (4,862)              17,384
                                                                          -----------------    -----------------

Cash flows from financing activities:
    Proceeds from issuance of debt                                                       -              206,000
    Early redemption of debt                                                             -             (224,760)
    (Advances to) repayments from affiliates, net                                   (7,245)              23,649
    Repayment of debt                                                                  (87)                 (35)
    Debt issuance and modification costs                                                 -               (4,301)
                                                                          -----------------    -----------------
        Net cash (used in) provided by financing activities                         (7,332)                 553
                                                                          -----------------    -----------------

Net (decrease) increase in cash and cash equivalents                                  (187)              27,248
Cash and cash equivalents at beginning of period                                     5,018                3,603
                                                                          -----------------    -----------------
Cash and cash equivalents at end of period                                $          4,831     $         30,851
                                                                          =================    =================

The accompanying notes are an integral part of these condensed consolidated financial statements

KERZNER INTERNATIONAL NORTH AMERICA,INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A. General

The accompanying condensed consolidated interim financial statements, which are unaudited, include the operations of Kerzner International North America, Inc. and its subsidiaries (“KINA”). The term “Company”, “we”, “our” and “us” as used herein refers to KINA and its subsidiaries. KINA is a wholly owned subsidiary of Kerzner International Limited (“KZL”), which, through its subsidiaries, develops and operates premier resort and casino properties throughout the world. In the United States, KZL owns and operates its properties and investments through KINA and its subsidiaries.

Our management believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2002 Form 10-K/A. The results of operations for the three and six-month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 2002 and should be read in conjunction with the Company’s 2002 Form 10-K/A. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 3 to the financial statements included in the Company’s 2002 Form 10-K/A.

B. Restatement

Subsequent to the issuance of the December 31, 2002 consolidated financial statements, the Company determined it necessary to restate its condensed consolidated financial statements for the three and six months ended June 30, 2002.

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

In connection with the TCA restatement, TCA recognized an additional loss under its agreement with the Mohegan Tribal Gaming Authority, which caused the Company to re-evaluate its own revenue recognition related to this fee under a related development agreement between an affiliate of the Company and TCA (the “TCA Development Agreement”), an agreement which was assigned to the Company by its affiliate. As part of the restatement, the Company has determined that its accounting under the percentage of completion method for development fee revenue received under the TCA Development Agreement would be more properly reflected if it utilized the costs incurred by TCA as the basis to determine the percent complete and the amount earned at the end of each period. The Company believes that this basis of measurement provides the most accurate reflection of the level of service performed. As of June 30, 2003, the Company earned substantially all of its entire development fee under the TCA Development Agreement.

The effect of the TCA related adjustments, which include the adjustments resulting from TCA’s restated results and the Company’s proportionate share thereof, the reversal of certain amortization deductions related to the Company’s initial investment in TCA, and the Company’s correction in the manner of recognizing development fee revenue, for the three and six months ended June 30, 2002, was to increase our net loss by $2.1 million and $1.7 million, respectively.

The Company has also made certain other adjustments and reclassifications to its historically reported consolidated financial statements. These adjustments include reclassifying the Company’s investment in Trading Cove New York, LLC from deferred charges to investment in associated company in the accompanying consolidated balance sheets and reclassifying the related equity loss from selling, general and administrative expenses to equity in losses of associated company in the accompanying consolidated statements of operations; adjusting accounts payable and accrued expenses to correct for certain over and under accrued expenses and reclassifying certain current receivables to other long-term assets and reclassifying deferred tax asset and certain due from affiliates from current to non-current. The effect of these other adjustments for the three and six months ended June 30, 2002 was to increase the net loss by approximately $0.4 million and $0.7 million, respectively.

The components of the adjustments related to the restatement as they relate to net loss, for the three and six months ended June 30, 2002 are as follows:

                                                   Three months          Six months
                                                       ended                ended
                                                  --------------       ---------------
                                                   June 30, 2002         June 30, 2002
                                                  --------------       ---------------

         Net loss, as reported                    $     (11,229)       $       (6,965)
           Relinquishment fee adjustment                 (5,461)               (5,522)
           Development fee adjustment                     3,239                 3,539
           Amortization                                     120                   240
           Other adjustments                               (434)                 (736)
                                                  --------------       ---------------
         Net loss, as restated                    $     (13,765)       $       (9,444)
                                                  ==============       ===============

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

During the six months ended June 30, 2002, a portion of the 8-5/8% Senior Subordinated Notes were repurchased and redeemed by KZL, resulting in a loss on early extinguishment of debt which consisted of the premium paid on the repurchase and redemption of the notes, the write-off of related debt issuance costs and other direct costs. However, given that the proceeds of the original debt issuance were not used for KINA purposes and that the redemption was made by entities outside of the KINA consolidated group, the loss on the related debt extinguishment of $0.9 million was reimbursed to KINA by these entities, resulting in no impact to the Company’s operating results during the six months ended June 30, 2002.

The condensed consolidated financial statements for the three and six months ended June 30, 2002, have been restated to incorporate these adjustments. The following tables are comparisons of the Company’s condensed consolidated statements of operations as of and for the three and six months ended June 30, 2002 as previously reported and as restated.

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2002

                                                             As Previously
                                                               Reported           As Restated
                                                           --------------------------------------
                                                                  (in thousands of dollars)
                                                                         (unaudited)

Revenues:
    Relinquishment and development fees                     $              -    $          7,319
    Management and other fees                                         13,544               4,003
    Tour operations                                                    7,668               7,668
                                                           ------------------   -----------------
                                                                      21,212              18,990
                                                           ------------------   -----------------
Expenses:
    Tour operations                                                    6,504               6,504
    Selling, general and administrative                                5,776               5,849
    Depreciation and amortization                                        908                 788
                                                           ------------------   -----------------
                                                                      13,188              13,141
                                                           ------------------   -----------------

Operating income                                                       8,024               5,849

Other income (expense):
    Interest income                                                      113                 113
    Interest income from affiliates                                    4,569               6,723
    Interest expense                                                  (9,268)            (11,422)
    Equity in losses of associated company                                 -                (361)
    Loss on early extinguishment of debt                             (14,146)            (14,146)
    Other, net                                                           (24)                (24)
                                                           ------------------   -----------------

Loss before income taxes                                             (10,732)            (13,268)

Provision for income taxes                                              (497)               (497)
                                                           ------------------   -----------------

Net loss                                                    $        (11,229)   $        (13,765)
                                                           ==================   =================

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2002

                                                             As Previously
                                                               Reported           As Restated
                                                           --------------------------------------
                                                                  (in thousands of dollars)
                                                                         (unaudited)

Revenues:
    Relinquishment and development fees                     $              -    $         13,811
    Management and other fees                                         25,542               9,748
    Tour operations                                                   14,652              14,652
                                                           ------------------   -----------------
                                                                      40,194              38,211
                                                           ------------------   -----------------
Expenses:
    Tour operations                                                   12,022              12,022
    Selling, general and administrative                                9,416               9,536
    Depreciation and amortization                                      1,826               1,586
                                                           ------------------   -----------------
                                                                      23,264              23,144
                                                           ------------------   -----------------

Operating income                                                      16,930              15,067

Other income (expense):
    Interest income                                                      660                 660
    Interest income from affiliates                                    9,111              13,507
    Interest expense                                                 (18,571)            (22,984)
    Equity in losses of associated company                                 -                (599)
    Loss on early extinguishment of debt                             (14,146)            (14,146)

    Other, net                                                          (160)               (160)
                                                           ------------------   -----------------

Income before income taxes                                            (6,176)             (8,655)

Provision for income taxes                                              (789)               (789)
                                                           ------------------   -----------------

Net loss                                                    $         (6,965)   $         (9,444)
                                                           ==================   =================

C. Trading Cove New York

Through a wholly owned subsidiary, we own 50% of Trading Cove New York, LLC (“TCNY”), a Delaware limited liability company which is not consolidated. In March 2001, TCNY entered into a Development Services Agreement (the “TCNY Development Agreement”) with the Stockbridge-Munsee Band of Mohican Indians (the “Stockbridge-Munsee Tribe”) for the development of a casino project (the “Project”) in the Catskill region of the State of New York (the “State”). The TCNY Development Agreement was amended and restated in February 2002. The Stockbridge-Munsee Tribe does not currently have reservation land in the State, but is federally recognized and operates a casino on its reservation in Wisconsin and has a land claim pending in the U.S. District Court for the Northern District of New York (the “Court”) against the State. In July 2003, the Court ordered that a stay of the case that had been in effect since April 1995 will expire on December 1, 2003, at which time the Court will consider summary judgment motions filed by the parties.

Pursuant to the TCNY Development Agreement, as amended, TCNY will provide preliminary funding, certain financing and exclusive development services to the Stockbridge-Munsee Tribe in conjunction with the Project. If the Project is approved, TCNY will earn a fee of 5% of revenues, as defined in the TCNY Development Agreement, beginning with the opening of the Project and continuing for a period of twenty years. TCNY has secured land and/or options on approximately 400 acres of property in the Town of Thompson, County of Sullivan (the “County”), of which approximately 333 acres is currently designated for the Project. In February 2002, the Tribe filed a Land to Trust Application with the U.S. Department of the Interior, Bureau of Indian Affairs (the “BIA”), for the Project site properties. Should the BIA approve the Land to Trust Application and the Stockbridge-Munsee Tribe obtain other required approvals, the land could be taken into trust by the Federal Government on behalf of the Stockbridge-Munsee Tribe for the purpose of conducting Class III Gaming.

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

D. Palmilla Resort

KZL closed Palmilla Resort, its 50% owned luxury resort in Los Cabos, Mexico, in April 2003 in order to commence the previously announced $80.0 million expansion project that will increase the room count from 115 rooms to 172 rooms and will significantly upgrade the amenities and public areas offered by the resort. The expansion is expected to be completed by early 2004 and will be financed through local project financing. In connection with the Palmilla Resort operating agreement, we agreed that in the event that Palmilla Resort obtains third-party debt financing for its planned redevelopment, we, along with KZL, would guarantee up to a total of $38.0 million of such financing. In March 2003 we entered into a guaranty agreement with respect to certain interim financing for the redevelopment, whereby we guaranteed $20.0 million of such financing. During the quarter ended June 30, 2003, we guaranteed an additional $10.0 million of such financing. We have agreed to provide these guarantees for a period ending no later than the later of (i) the date of repayment at maturity of the underlying obligations or (ii) three years from the date of the guarantee. The purpose of these guarantees is to assist Palmilla Resort in obtaining financing for its planned redevelopment on commercially reasonable terms. The interim facility matured in August 2003. As of June 30, 2003, we have recorded the fair value of these guarantees of $0.1 million in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The corresponding entry is reflected as a receivable due from KZL and is included within due from affiliates, current on the accompanying condensed consolidated balance sheet.

On August 14, 2003, the Palmilla Resort closed on its permanent credit facility, which was used to pay off the interim facility and finance their $80.0 million expansion project. Accordingly, as of August 14, 2003, these $30.0 million of guarantees on the interim facility no longer exist and we have guaranteed $38.0 million related to the permanent facility.

E. Sale of Resorts Atlantic City

We previously owned and operated Resorts Atlantic City, a 644-room casino and hotel property. On April 25, 2001, we completed the sale of Resorts Atlantic City (the “Resorts Atlantic City Sale”) to an affiliate of Colony Capital LLC (“Colony”). Pursuant to the terms of the Resorts Atlantic City Sale, we granted Colony a two-year option (the “Atlantic City Option”) to acquire certain undeveloped real estate which we own, adjacent to Resorts Atlantic City, for a purchase price of $40.0 million, which option could be extended by Colony for two additional one-year periods upon notice to us prior to the expiration of the then-current option period and payment to us of a $2.5 million extension payment for each renewal period. In July 2003 and through various extensions thereafter, we and Colony agreed to extend the initial option period through September 12, 2003 in exchange for an option extension payment of $1,250,000, which was paid on July 9, 2003. Our agreement with Colony also provides for an additional payment of $1,250,000 in the event we are not able to reach an agreement to sell the undeveloped real estate. The additional $1,250,000 has not yet been received as we and Colony are currently in negotiations to reach an agreement to sell the undeveloped real estate.

Effective April 25, 2001, Colony leases from us certain of the property included in the Atlantic City Option for $100,000 per month. If Colony does not exercise the Atlantic City Option, upon its expiration, the land lease will continue on a month-to-month basis. At that time the lease can be terminated by either Colony or us with thirty days notice, subject to certain conditions.

F. Cash and Cash Equivalents

Cash equivalents at June 30, 2003 and at December 31, 2002 consisted primarily of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which we had not taken delivery of the underlying securities. The June 30, 2003 agreements matured during the first week of July 2003.

G. Statements of Cash Flows

Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.
                                           Six Months Ended June 30,
                                          --------------------------
         (In thousands of dollars)            2003          2002
         -------------------------------- ------------  ------------
         Interest paid                      $17,764        $21,302
         Income taxes paid                  $ 2,741        $ 1,629

H. Comprehensive Income

Comprehensive income is equal to net income or loss for all periods presented.

I. Commitments and Contingencies

Litigation

We are defendants in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

J. Income Tax Expense

Realization of future tax benefits related to deferred tax assets is dependent on many factors, including our ability to generate future taxable income. The valuation allowance is adjusted in the period we determine it is more likely than not that deferred tax assets will or will not be realized. We considered these factors in reaching our conclusion to decrease the valuation allowance by $5.3 million during the first six months of 2003.

K. Classification of Extraordinary Item

The Company has adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). The provisions of SFAS 145 state that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS 145 has required the $14.6 million extraordinary loss on early extinguishment of debt recognized during the six months ended June 30, 2002 to be reclassified to other income (expense) in the accompany consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Conditionand
Results of Operations

RESULTS OF OPERATIONS — Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Relinquishment and Development Fees

Relinquishment and development fees for the six months ended June 30, 2003 increased by $3.1 million as compared to the previous year. We own a 50% equity interest in Trading Cove Associates (“TCA”), a Connecticut general partnership, which we account for in accordance with the equity method of accounting. TCA receives income pursuant to a relinquishment agreement and a development agreement related to the Mohegan Sun Casino in Uncasville, Connecticut. Earnings from our investment in TCA are included in “Relinquishment and development fees” in the accompanying consolidated statements of operations. We recognized $16.9 million from TCA during the first six months of 2003, as compared to $13.8 million in the first six months of 2002. This increase primarily resulted from the additional revenue generated from Phase II of the Mohegan Sun (which opened in June of 2002) being included in 2003.

Management and Other Fees

Management and other fees increased by $1.0 million for the six months ended June 30, 2003 as compared to the same period last year. We earn fees in accordance with an agreement to provide management services to certain unconsolidated affiliated companies. These fees are calculated based on three percent of gross revenues, as defined, and therefore are largely dependent on occupancy levels at KZL’s properties in The Bahamas. This resulted in a $0.5 million increase in management fees resulted from the strong results of KZL’s properties in The Bahamas during the six months ended June 30, 2003. Additionally, we earned $0.5 million in management, development and other fees related to the Palmilla Resort during the six months ended June 30, 2003.

Tour Operations

Revenues and expenses from our tour operators increased by $1.8 million and $1.0 million, respectively, for the six months ended June 30, 2003 as compared to the same period of 2002. These increases primarily resulted from increased occupancy related to wholesale operators in the first half of 2003 as compared to the same period last year at resort properties in The Bahamas operated by certain of our unconsolidated affiliates.

Depreciation and Amortization

Depreciation and amortization increased from $1.6 million for the six months ended June 2002 to $2.2 million for the same period in 2003. This increase resulted primarily from additional leasehold improvements at the Company’s office in Plantation, Florida during 2003.

Interest Income

In the first six months of 2003, interest income decreased by $0.5 million from the same period in the previous year. This resulted primarily from $0.5 million of interest earned during the first quarter of 2002 related to the $17.5 million Colony promissory note received in connection with the Resorts Atlantic City Sale during 2001. The Colony promissory note was paid in full in March 2002.

Interest Income from Affiliates

Interest income from affiliates is comprised of amounts due from KIB (which is a wholly owned subsidiary of KZL outside of KINA’s consolidated group) and KZL. On August 14, 2001, KZL and KINA, as co-issuers, issued $200.0 million principal amount of 8-7/8% Senior Subordinated Notes. The proceeds were advanced to KIB and were used to pay down borrowings by KIB under a revolving credit facility (the “Amended Revolving Credit Facility”), under which KZL, KINA and KIB were co-borrowers.

On December 15, 1997, KZL and the Company, as co-issuers, issued $100.0 million principal amount of 8-5/8% Senior Subordinated Notes due 2007 (the “8-5/8% Senior Subordinated Notes”). All of the proceeds received from the issuance of these notes were advanced to entities outside of the KINA consolidated group and were used for general corporate and working capital purposes, as well as to help fund capital expenditure projects for these entities.

The advance of proceeds to these affiliated entities is reflected as “Due from affiliate — non-current” in the accompanying consolidated balance sheets.

We earn interest income from these affiliated entities on these advances equal to the interest expense we incur on the 8-7/8% and 8-5/8% Senior Subordinated Notes including amortization of debt issuance costs.

Loss on Early Extinguishment of Debt

During the quarter ended June 30, 2002, KZL and KINA repurchased or redeemed the entire outstanding balance of $200 million principal amount of our 9% Senior Subordinated Notes (9% Notes) and recognized a loss on early extinguishment of debt of $14.1 million. The applicable net income tax effect was $0. The $14.1 million loss consists of the premium paid on the repurchase and redemption of the 9% Notes, the non-cash charge to write-off the balance of the related debt issuance costs and the remaining unamortized discount on the notes.

During the quarter ended June 30, 2002, Kerzner International and KINA also repurchased $15.2 million of the outstanding balance of $100.0 million principal amount of our 8-5/8% Senior Subordinated Notes, resulting in an a loss on the early extinguishment of debt which consisted of the premium paid on the repurchase and redemption of the notes, the write-off of related debt issuance costs, and other direct costs. However, given that the proceeds of the original debt issuance were not used for KINA purposes and that the redemption was made by entities outside of the KINA consolidated group, the loss on the related debt extinguishment of $0.9 million was reimbursed to KINA by these entities, resulting in no impact to the Company’s operating results in 2002.

Equity in losses of associated company

During the six months ended June 30, 2003, we recorded equity in losses of associated company of $0.4 million, representing our proportionate share of loss in our 50% investment in TCNY, as compared to a loss of $0.6 million in the same period last year.

Liquidity, Capital Resources and Capital Spending

Our working capital at June 30, 2003 amounted to a deficit of $20.6 million. This deficit was due to the fact that certain receivables that are due from affiliated companies to satisfy current liabilities are classified as due from affiliates-non-current in the accompanying consolidated balance sheets as the affiliated companies are not contractually obligated to pay the amounts owed to the Company within one year. However, the affiliated companies generally pay the amounts owed to the Company on a timely basis in order to satisfy the Company’s current liability obligations.

During the next twelve months, we expect the primary source of funds from operations to be income received from TCA pursuant to the relinquishment agreement. In addition, we will continue to earn management fees for services provided to certain of our unconsolidated affiliates. We do not have any immediate plans for significant capital expenditures during the next twelve months.

We are co-borrower, along with KZL and KIB, on a revolving bank credit facility. As of June 30, 2003, there was no outstanding balance on this facility.

We believe that available cash on hand at June 30, 2003, combined with funds generated from operations and, if required, funds available under our revolving bank credit facility will be sufficient to finance our cash needs for at least the next twelve months.

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

The adoption of SFAS 145 has required the $14.6 million extraordinary loss on early extinguishment of our 9% Notes recognized during the six months ended June 30, 2002 to be reclassified to other expense in the accompanying condensed consolidated statement of operations.

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

The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We are one of the guarantors under the Amended Revolving Credit Facility. There were no amounts outstanding on this facility as of June 30, 2003. In addition, during March 2003, we issued a $20.0 million guarantee in connection with the Palmilla Resort. During the quarter ended June 30, 2002 we issued an additional $10.0 million guarantee. As of June 30, 2003, we have recorded the fair value of these guarantees of $0.1 million in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet. The corresponding entry is reflected as a receivable due from KZL and is included within due from affiliates, current on the accompanying condensed consolidated balance sheet.

On August 14, 2003, the Palmilla Resort closed on its permanent credit facility, which was used to pay off the interim facility and finance their $80.0 million expansion project. Accordingly, as of August 14, 2003, these $30.0 million of guarantees on the interim facility no longer exist and we have guaranteed $38.0 million related to the permanent facility.

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

The provisions of FIN 46 are required to be applied to an interest held in a variable interest entity or potential variable interest entity for the first interim or annual period ending after December 15, 2003 if both of the following two conditions apply (1) the variable interest entity was created before February 1, 2003; and (2) the public entity has not issued financial statements reporting that variable interest in accordance with FIN 46. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We have not yet assessed the impact that FIN 46 will have on our financial position or results of operations.

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

Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) that improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in the statement of financial position. This statement is effective for the Company’s fiscal quarter beginning June 30, 2003. We do not believe adoption of this standard will have a material impact on our financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our major market risk exposure is interest rate risk associated with our long-term debt. As previously noted, we are part of a consolidated group for which KZL is the parent corporation. KZL attempts to limit the exposure of the consolidated group to interest rate risk by managing the mix of fixed and floating rate debt and by entering into variable interest rate swap agreements to hedge certain of its fixed rate debt. KINA does not have any derivative instruments.

As of June 30, 2003, the carrying value of long-term debt reflected on our balance sheet includes $405.5 million of 8-7/8% Senior Subordinated Notes.

We are a co-borrower under a revolving bank credit facility, and therefore, have future borrowing capacity comprised of variable rate debt based on LIBOR. As of June 30, 2003, KINA had not drawn any amounts on this facility.

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

B. Reports on Form 8-K

The following Current Reports on Form 8-K were filed by KINA between the first quarter of 2003 and this Form 10-Q on the dates indicated:

(a)     June 4, 2003 – Fourth Supplemental Indenture dated as of May 7, 2003 supplementing the indenture dated as of August 14, 2001 to the 8.875% Senior Subordinated Notes due 2011.

(b)     July 10, 2003 – to announce the restatement of KINA’s consolidated financial statements as of December 31, 2000, 2001, and 2002 as a result of the changes in accounting by TCA, a 50% owned subsidiary of KZL as Relinquishment fees from TCA represent a significant portion of KINA’s income.

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